Form 10QSB
period 1996-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 1996-05-10
CIK 920990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27024



                       METRO ONE TELECOMMUNICATIONS, INC.

              (INCORPORATED UNDER THE LAWS OF THE STATE OF OREGON)

                8405 S.W. NIMBUS AVENUE, BEAVERTON, OREGON 97008


                I.R.S. EMPLOYER IDENTIFICATION NUMBER 93-0995165

                      TELEPHONE - AREA CODE (503) 643-9500




INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

  YES  X  NO
      ---    ---


AT MAY 6, 1996, 8,513,373 COMMON SHARES WERE OUTSTANDING.



     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    NO X
                                                                   ---   ---

                       METRO ONE TELECOMMUNICATIONS, INC.


                             INDEX TO FORM 10 - QSB


                                                                  Page No.
Part I   Financial information

              Condensed Statements of Operations (Unaudited)
                 Three months ended March 31, 1996 and 1995         1

              Condensed Balance Sheets  (Unaudited)
                 March 31, 1996 and December 31, 1995               2

              Condensed Statements of Cash Flows  (Unaudited)
                 Three months ended March 31, 1996 and 1995         3

              Notes to Condensed Financial Statements              4-5

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               6-8

Part II  Other information

              Item 1   Legal Proceedings                            8

              Item 6   Exhibits and Reports on Form 8-K             8

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                           Three Months Ended March 31,
                                                          -----------------------------
                                                             1996              1995
                                                          -----------       -----------

Revenues                                                  $ 4,228,313       $ 2,637,835
                                                          -----------       -----------
Costs and expenses:
    Direct operating                                        1,994,170         1,787,265
    General and administrative                              1,739,798         1,485,613
                                                          -----------       -----------
                                                            3,733,968         3,272,878
                                                          -----------       -----------

Income (loss) from operations                                 494,345          (635,043)

Other income (expense)                                        (46,482)            4,934
Loss on asset dispositions                                       (394)           (2,299)
Interest and loan fees                                       (162,290)         (276,053)
                                                          -----------       -----------

Net income (loss)                                         $   285,179       $  (908,461)
                                                          ===========       ===========

Weighted average number of common shares outstanding        8,118,107         5,213,418

Net income (loss) per common share                               $.03             $(.17)
                                                          ===========       ===========

         The accompanying notes are an integral part of this statement

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                        March 31,        December 31,
                                                      ------------       ------------
                                                          1996               1995
                                                      ------------       ------------
Assets

Current assets:
    Cash and cash equivalents                         $  1,601,641       $  1,148,822
    Accounts receivable                                  2,873,980          2,617,465
    Other current assets                                   594,644            360,097
                                                      ------------       ------------

        Total current assets                             5,070,265          4,126,384

Furniture, fixtures and equipment, net                   4,299,744          4,187,554
Other assets                                               405,879            402,540
                                                      ------------       ------------

                                                      $  9,775,888       $  8,716,478
                                                      ============       ============


Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of capital lease obligations      $    760,125       $    769,892
    Current portion of long-term debt                      748,925          2,045,897
    Accounts payable and accrued expenses                1,405,734          1,160,049
                                                      ------------       ------------

        Total current liabilities                        2,914,784          3,975,838

Capital lease obligations, less current portion          1,504,094          1,366,205
Long-term debt, less current portion                            --            100,000
                                                      ------------       ------------

                                                         4,418,878          5,442,043
                                                      ------------       ------------

Commitments and contingencies (Note 3)                          --                 --


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                 --                 --
Common stock, no par value; 490,000,000 shares
    authorized, 8,513,373 and 7,936,545 shares,
    respectively,  issued and outstanding               21,509,107         19,711,711
Accumulated deficit                                    (16,152,097)       (16,437,276)
                                                      ------------       ------------

Net shareholders' equity                                 5,357,010          3,274,435
                                                      ------------       ------------

                                                      $  9,775,888       $  8,716,478
                                                      ============       ============

         The accompanying notes are an integral part of this statement

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                     Three Months Ended March 31,
                                                                    -----------------------------
                                                                       1996               1995
                                                                    -----------       -----------
Cash flows from operating activities:
    Net income (loss)                                               $   285,179       $  (908,461)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   269,694           245,505
        Loss on disposal of fixed assets                                    394             2,299
    Changes in certain assets and liabilities:
        Accounts receivable                                            (256,515)          (13,401)
        Prepaid expenses and other assets                              (180,371)          (38,782)
        Accounts payable and accrued expenses                           245,685            69,129
                                                                    -----------       -----------

           Net cash provided by (used in) operating activities          364,066          (643,711)
                                                                    -----------       -----------

Cash flows from investing activities:
    Capital expenditures                                                (66,624)          (14,530)
    Collections on notes receivable                                         846           160,530
                                                                    -----------       -----------

           Net cash provided by (used in) investing activities          (65,778)          146,000
                                                                    -----------       -----------

Cash flows from financing activities:
    Debt issue costs, net                                                                (180,109)
    Repayment of capital lease obligations                             (245,894)         (138,495)
    Repayment of debt                                                   (96,972)         (250,000)
    Proceeds from issuance of long-term debt                                 --         2,675,000
    Proceeds from issuance of common stock and exercise
      of warrants and stock options, net                                497,397            55,000
                                                                    -----------       -----------

        Net cash provided by financing activities                       154,531         2,161,396
                                                                    -----------       -----------

Net increase in cash and cash equivalents                               452,819         1,663,685

Cash and cash equivalents, beginning of period                        1,148,822           310,191
                                                                    -----------       -----------

Cash and cash equivalents, end of period                            $ 1,601,641       $ 1,973,876
                                                                    ===========       ===========



Supplemental information:
    Interest                                                        $   179,168       $   255,087
    Conversion of debt into common stock                              1,300,000                --
    Equipment acquired by capital lease                                 374,015           107,499

         The accompanying notes are an integral part of this statement

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)
- --------------------------------------------------------------------------------



1.  BASIS OF PRESENTATION

The interim financial data are unaudited, however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to ensure that the information presented is not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited financial statements contained in and filed as part of the Form 10-KSB, filed with the Securities and Exchange Commission. This quarterly report should be read in conjunction with the audited financial statements.

Reclassification. Certain balances in the 1995 financial statements have been reclassified to conform with 1996 presentation. Such reclassifications had no effect on results of operations or shareholders' equity.


2.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options and warrants to purchase common stock. Primary and fully diluted earnings per share are not presented since dilution is less than 3 percent.


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position or results of its operations.

In 1995, the Company filed a registration statement with the Securities and Exchange Commission and certain state securities regulators for a rescission offering whereby it offered to certain holders of its common stock the right to rescind their purchase of shares of the Company's common stock and to receive, in exchange for the common stock tendered to the Company, a payment equal to the purchase price of such securities plus interest from the date of purchase at the applicable statutory rate of the state in which they reside. The securities intended to be the subject of the Rescission Offer included 4,699,539 shares of common stock outstanding at March 31, 1995 and purchased or converted from debt securities by persons who resided in Oregon and certain other states.

The rescission offer closed in July 1995. As a result of the rescission offer, the sales of 135,414 shares of common stock were rescinded and such shares were purchased by the Company for approximately $738,660, including interest of approximately $124,900. In total, shareholders representing approximately $1,877,500 and 528,215 shares of common stock outstanding at March 31, 1995 did not receive a rescission offer.


4.   BANK LINE OF CREDIT

In March 1996, the Company entered into a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements, as well as certain other restrictive covenants, and prohibits the payment of cash dividends. At March 31, 1996, the Company had no borrowings against this line of credit.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS  (UNAUDITED)
- --------------------------------------------------------------------------------

5. ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1996 annual report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION



RESULTS OF OPERATIONS

         The information which appears below relates to the current and prior periods, the results of operations for which are not necessarily indicative of the results which may be expected for any subsequent period.

         The net income for the quarter ended March 31, 1996 was $285,179, compared to a net loss of ($908,461) for the same quarter in 1995.

         Net income from operations in the first quarter of 1996 was $494,345, compared to a net loss from operations of ($635,043) for the same quarter in 1995.

         The following table summarizes certain operating data:

                                                                 Three months ended March 31
                                                --------------------------------------------------------
                                                              Percent of                      Percent of
                                                   1996        Revenue             1995         Revenue
                                                ----------     -------          ----------      -------
         Revenue                                $4,228,313       100%           $2,637,835        100%
         Direct operating expenses               1,994,170        47             1,787,265         68
         General & administrative expenses       1,739,798        41             1,485,613         56
         Depreciation & amortization               269,694         6               245,505          9
         Interest expense                          162,290         4               276,053         10

Revenues

         The increase in revenues for 1996 was primarily due to growth in call volumes for existing locations. Revenues for call centers open for both three month periods ended March 31, increased 47 percent in 1996 to $3,871,317 from $2,637,834 for the same period in 1995. This increase reflects rapid growth historically experienced in the first years of operation of a call center. There can be no assurance that the Company will be able to sustain past growth rates. There were no price increases. Revenues from one new call center, which opened during the fourth quarter of 1995, also contributed to the increased revenues for the period ended March 31, 1996, compared to the same period in 1995.


Costs and Expenses

         The increase in expenses for the three month period in 1996 was due primarily to increased call volumes and the activities necessary to support the operations related thereto. However, as a percent of revenue, both direct operating and general and administrative costs declined for the three months ended March 31, 1996, compared to the same period in 1995. This decline was primarily due to the increased call volumes in 1996 and associated improved operating efficiencies and utilization of personnel. One additional call center, which opened during the fourth quarter of 1995, also contributed to the increased costs and expenses for the period ended March 31, 1996, compared to the same period in 1995.

         Depreciation and amortization increased for the three months ended March 31, 1996, compared to the same period in 1995, reflecting the effect of increased fixed asset balances depreciated during the operating period. As a percent of average net asset balance for the three month periods ended March 31, 1996 and 1995, depreciation and amortization were 6.35% and 6.13%, respectively.

Interest Expense

         The decrease in net interest expense was attributable to lower average balances of debt outstanding for the three month period ended March 31, 1996, compared to the same period in 1995.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has consistently used external sources of funds, primarily from the issuance of equity and debt securities, to fund the Company's operating needs and capital expenditures. For the three months ended March 31, 1996, the Company generated net income of $285,179, however for most of its operating history, the Company has generated net losses. At March 31, 1996, the accumulated deficit was approximately $16.2 million. Cash flow solely from operations remains insufficient to fund all of the Company's budgeted capital and other non-operating needs. The Company anticipates using its existing cash and cash equivalents, cash flow from operations, as well as externally generated funds from debt and equity sources as discussed below to cover its needs in 1996, including the expansion of its operations and development of additional system enhancements and product features.

         The Company has a $3.0 million Secured Operating Line of Credit with a commercial bank. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends. At May 1, 1996, the Company had no borrowings against this line of credit.

         Working capital was $2,155,481 and $1,678,412 at March 31, 1996 and 1995, respectively. The improvement reflects primarily (i) the conversion of $1,300,000 of Subordinated Notes to equity in the first quarter of 1996 and (ii) the infusion of $597,398 in cash from the exercise of warrants to purchase common stock.

         Cash provided by operations for the first three months of 1996 was primarily a result of operating and net income for the quarter. No new call centers were opened and most call centers operated profitably and contributed to cash flow from operations during the three months ended March 31, 1996.

         Cash used in investing activities for the first three months of 1996 related primarily to capital expenditures for system redundancy capabilities and equipment upgrades for certain existing locations. In the first quarter of 1996, additional capital equipment for the same purposes was acquired through lease financing in the amount of $374,015.

         Cash provided by financing activities for the first three months of 1996 related primarily to cash generated by the exercise of warrants for the purchase of the Company's common stock, offset by the principal payments made on current notes payable and existing lease obligations for past capital acquisitions.

         Future Capital Needs and Resources. The primary uses of capital are expected to be for: (i) the expansion of existing markets, (ii) the funding of start-up operating losses for newly opened markets, (iii) principal and interest payments on indebtedness, (iv) the purchase of equipment for improvement of certain existing call centers, and (v) the furnishing of new operating sites.

         In late 1995 and in the first quarter of 1996, the future debt obligations of the Company were significantly reduced through the conversion of the majority of its Subordinated Notes into equity. From July 1996 through January 1997, the remaining portions of the Subordinated Notes mature, reflecting an obligation for principal payments of $650,000.

              The Company currently anticipates that its capital equipment needs may require up to approximately three million dollars through the end of 1996, for projected expansion and for discretionary planned improvements. The Company expects to continue to primarily use debt sources and lease financing for its capital equipment needs. There can be no assurance that such additional financing or credit facilities will be available or, if available, that they will be on satisfactory terms.

         Should the Company obtain substantial new business, there can be no assurance that existing capital resources would be sufficient to fund the necessary expansion. If adequate funds are not available, the growth of the Company would be significantly impaired. Also, the cancellation or non-renewal of a material existing contract by a carrier could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is conducting discussions with investment banking firms regarding an initial public offering of the Company's common stock. However, no assurance can be given that the Company will pursue an initial public offering of its common stock or, should the Company proceed with an initial public offering, that the offering price will exceed the prices paid by original purchasers of the common stock. The proceeds of such an offering could be used for a variety of purposes, including market expansion, development of product features and retirement of debt.



PART II.          OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

         The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position or results of its operations.

         In September, 1995, an action was filed in the U.S. District Court for the District of New Mexico by Hebenstreit Communications Corporation and Hebenstreit Communications of Dallas Limited Partnership (together "Hebenstreit") against McCaw Cellular Communications, Inc., LIN Broadcasting Corporation, Metrocel Cellular Telephone and the Company. In the case, Hebenstreit alleges a variety of claims against the defendants arising from assertions that defendants, other than the Company, appropriated confidential or proprietary information from Hebenstreit to Hebenstreit's detriment. Without specificity, the complaint further alleges that the Company received this information in some form from the other defendants and that the information has been used to Hebenstreit's detriment in competition with the Company. The action seeks damages in an unspecified amount, as well as costs, disbursements, attorneys' fees and punitive damages. The Company moved to dismiss the action for lack of jurisdiction, as well as for failure to properly plead claims against the Company with the required specificity. In March 1996, this action was dismissed for lack of jurisdiction. Plaintiff may or may not appeal the dismissal and may or may not re-file the action.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


         A. There are no exhibits to this report.

         B. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Metro One Telecommunications, Inc.
                                          ----------------------------------
                                                        Registrant


Date: May 10, 1996



                                          Stebbins B. Chandor, Jr.
                                          -------------------------------------
                                          Stebbins B. Chandor, Jr.
                                          Senior Vice President
                                          Chief Financial Officer


                                          Karen L. Johnson
                                          -------------------------------------
                                          Karen L. Johnson
                                          Vice President
                                          Controller