Form 10KSB/A
period 1995-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1996-07-23
CIK 920990

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 1

                                     TO

                                 FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995
                                       or
               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ................. to .....................

                         Commission File Number 0-27024

                       METRO ONE TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Oregon                                        93-0995165
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                   8405 S.W. Nimbus Avenue Beaverton, OR 97008
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: 503-643-9500

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for its most recent fiscal year. $13,074,206.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Not Applicable

         The number of shares outstanding of the Registrant's common stock, as of March 15, 1996, was 8,341,684.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 1996 Annual Meeting are incorporated by reference into Part III of this Report.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report is forward-looking and such-forward looking information involves important risks and uncertainties that could significantly affect expected results in the future from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, uncertainties relating to economic conditions, personnel, technological and informational developments, and changes in the competitive and regulatory environment in which the Company operates.



                                     PART I

ITEM 1.   BUSINESS.

         Metro One Telecommunications, Inc. ("Metro One" or the "Company") was incorporated in 1989 under the laws of the State of Oregon and has its principal executive offices at 8405 S.W. Nimbus Avenue, Beaverton, Oregon, 97008.

         The Company develops, markets and provides telecommunications-based enhanced directory assistance ("EDA") for the wireless communications industry, including cellular and personal communication services ("PCS"), and, on a trial basis, for the traditional landline telephone industry. The Company's proprietary Enhanced Directory Assistance(R) system is designed to address the public demand for more comprehensive, easy-to-use directory assistance information delivered in an efficient, user-friendly manner. The Company's EDA includes several features in addition to basic directory assistance services such as call completion, categorical searches and local event information. Call completion, as the name suggests, allows a caller to be directly connected to the party about whom they were requesting the information, thus completing the call without the caller's redialing. The Company uses "live" operators in performing its EDA and strives for a high level of personal service. The Company believes that the principal advantages its EDA offers to its carrier customers are high levels of quality and service and, specifically in the case of the Company's wireless carrier customers, increased billable air time through completion of calls. The principal advantages offered to the carriers' respective customers are quality, helpful service, ease of use and a greater number of valuable features than alternative products.


INDUSTRY BACKGROUND

         For most of this century, the domestic telephone industry was dominated by AT&T and its operating companies. As the parent company, AT&T was a holding company which owned Bell Telephone Laboratories and Western Electric Company, a manufacturer, purchaser and installer of telephone equipment. AT&T also owned 22 subsidiary telephone operating companies. AT&T, Western Electric, Bell Labs and the operating companies were collectively known as the Bell System. By 1980, the Bell System served over 80 percent of the domestic telecommunications market.

         On August 24, 1982, Judge Harold H. Greene of the federal district court in Washington, DC, approved a modified agreement (the "Modification of Final Judgment" or the "Consent Decree") which terminated a civil antitrust suit filed by the government against AT&T, Western Electric and Bell Labs. Most important, the agreement required the divestiture of the Bell System operating companies. Under that Agreement, as of January 1, 1984, the United States was divided into approximately 160 local access and transport areas ("LATAs"). The Bell operating companies, which were organized into seven regional holding companies, were allowed to provide local telephone service only within the LATAs. Under the Consent Decree, AT&T was prohibited from providing local telephone service within the LATAs. The Regional Bell Operating Companies ("RBOCs") were forbidden from providing inter-LATA services, information services (including electronic publishing), and from manufacturing telecommunications products and customer premises equipment. However, they were permitted to engage in the marketing of new customer premises equipment and they retained control over the "Yellow Pages" directories. In 1991, the U.S. Court of Appeals amended the Consent Decree to partially eliminate the prohibition against RBOC-provided information services.

         In February, 1996, the President of the United States signed into law the Telecommunications Act of 1996 (the "1996 Telecommunications Act") which promotes competition in all aspects of telecommunications and could significantly change the landscape of the telecommunications industry. The 1996 Telecommunications Act, among other things, effectively allows the RBOCs to compete in the long-distance market and AT&T and other long-distance providers to compete in the local telecommunications market. Eventually, it is expected that consumers will be able to choose among many providers for local, long-distance and wireless services either on a stand-alone or bundled basis. As consumers are presented with an increasingly larger array of product offerings and number of providers, the telecommunications market is expected to become even more competitive.

         The Wireless Telecommunications Industry. Since the 1980s, the availability and use of wireless telecommunications services have grown dramatically reflecting technological advances and increased customer demand for access to affordable and high quality mobile telecommunication services. Wireless telecommunications services generally refer to cellular, PCS, specialized mobile radio ("SMR"), paging and other types of developing technologies. Among the various types of wireless services, the market for cellular communications is the largest.

         Cellular technology achieved dramatic improvements over older two-way radio communication with increased user access, higher voice transmission quality, greater privacy and additional features such as three-way calling and voice mail. Accordingly, cellular service has enjoyed tremendous growth and is now available in substantially all areas of the U.S. While cellular telephone services has historically been primarily a business tool, it is becoming increasingly popular among consumers seeking convenience and security away from home. Industry experts indicate that there were more than 30 million cellular subscribers at year-end 1995, up from 24 million at the year-end 1994, still only representing an estimated 12% of the U.S. population. The Personal Communications Industry Association ("PCIA") projects continued growth in the cellular market with 47 million subscribers by the year 2000.

         A newer, competing series of technologies which comprise PCS are also, according to industry experts, expected to grow rapidly in the near future. Using digital technologies to carry more traffic in the radio spectrum bands, PCS purports to be the second generation of cellular. Although several of the PCS licensees with pioneer preferences have begun to offer their services to the public, widespread deployment of PCS is not expected until late in 1996. Initial PCS service, which is expected to have lower-priced service options than cellular, will be comparable to digital cellular services and, in the future, is expected to offer numerous enhanced services. PCS may also represent the precursor to a service which will one day allow the consumer to have only one telephone (a wireless phone) and one telephone number for multiple uses (home, office, etc.). The PCIA projects the number of PCS subscribers to grow from zero to almost 15 million by the year 2000.

         Another form of wireless communications is specialized mobile radio ("SMR") systems. Existing analog SMR operations are generally used by taxicabs and tow truck services which need the ability to communicate in the field, either on a one-to-one or one-to-many basis. However, recent regulatory changes and technology advances are allowing SMR providers to offer high quality services which compete directly with those offered by other wireless providers.

         The growth in the wireless industry, coupled with the expected effects of the 1996 Telecommunications Act, may force providers to differentiate their services in an effort to attract and retain subscribers. The Company believes that its EDA will help these providers differentiate themselves from competitors.

DOMESTIC DIRECTORY ASSISTANCE MARKET

         The Company believes that approximately $2.0 billion is billed annually to consumers and businesses in the United States for directory assistance services. The majority of these directory assistance calls are handled for landline telephone users by the RBOCs from their incumbent positions as the local telephone carriers. The Company believes, however, that wireless directory assistance, primarily cellular, represents the fastest growing segment of the overall market due to the expected continued growth in the wireless market and the natural attractiveness of delivering directory assistance for wireless, typically mobile, users. Accordingly, the Company believes that the wireless market will continue to present attractive market opportunities.

         The domestic landline telecommunications market is dominated by AT&T Corp., Sprint Corp. and MCI Communications Corp. in the long-distance market and the RBOCs and GTE Corp. in the local telecommunications market. However, these providers are entering each other's traditional markets and, along with new market entrants such as competitive access providers, are causing the market to become more competitive, thereby requiring the established carriers to examine every facet of their business including, the Company believes, delivery of directory assistance services. The wireless telecommunications market is also dominated by the cellular and PCS affiliates of the established carriers as well as a few large independents. The Federal Communications Commission ("FCC") initially granted cellular licenses to only two systems (one for non-wireline carriers and one for wireline carriers) in every metropolitan statistical and rural service area. The largest U.S. cellular carriers include AT&T Wireless Services, Inc., GTE Mobilenet, the cellular affiliates of the RBOCs, such as Ameritech Cellular and US West NewVector Group, Inc., and several independents, including AirTouch Communications, Inc. In 1995, the FCC completed the first auction of PCS licenses to potential PCS providers and plans to award up to six PCS licenses per market area. The largest PCS providers, in terms of population base covered, include Sprint Spectrum, AT&T Wireless Services and PCS PrimeCo LP. The entire telecommunications industry is currently undergoing various regulatory, competitive and technological changes which the Company believes may create new customers and affect existing customers of the Company. The Company will continue to monitor the ongoing changes in the marketplace and consider which developments provide the most favorable opportunities for the Company to pursue.


CUSTOMERS

         In 1995, twelve customers accounted for substantially all of the Company's $13.0 million in revenues. The Company's three largest customers, US West NewVector, Ameritech Cellular and Bell Atlantic NYNEX Mobile, accounted for approximately 72 percent of revenues in 1995. In 1994, six customers accounted for all of the Company's revenues and the top three customers, US West NewVector, BellSouth and AirTouch, accounted for approximately 81 percent of revenues. US West NewVector and AirTouch are in the process of combining their wireless operations and they have begun acting together in an alliance with Bell Atlantic NYNEX Mobile Systems, collectively referred to as TOMCOM, in what the Company believes to be an effort to offer uniform services nationally and gain purchasing efficiencies. The creation of this alliance, together with any other alliances or joint ventures, may adversely impact the Company if the partners to any alliance or joint venture provide their directory assistance or enhanced directory assistance through arrangements other than with the Company or can exert substantial influence on the contract negotiation or renewal process.

     The Company currently provides its EDA services under sixteen separate contracts which range in term from one year to five years. These contracts are generally non-exclusive and allow the Company to offer its EDA services to any telecommunications carrier. In general, the Company contractually agrees, among other things, to staff the EDA operations center 24 hours a day, 7 days a week, 365 days a year, with a sufficient number of operators to perform the contracted services, within specified performance requirements. Generally, if the Company fails in its material performance requirements, the carrier may terminate the contract. The carrier customer, under the EDA contract, generally agrees to, among other things, route all directory assistance traffic to the Company; bill its caller subscribers for EDA services; and provide marketing and sales efforts on a "good faith" basis. Generally, the Company may terminate the contract if the carrier fails to route agreed upon directory assistance calls to the Company or if an average volume of calls falls below a certain level when compared to the prior year.

PRINCIPAL PRODUCTS AND NEW PRODUCT DEVELOPMENT

         Principal Products. With its proprietary systems, the Company provides EDA primarily through wireless telephone carriers to their callers. The Company believes that the principal advantages its EDA offers to its carrier customers are high levels of quality and service and, specifically in the case of the Company's wireless carrier customers, increased billable air time through completion of calls. The principal advantages offered to the carriers' respective customers are quality, helpful service, ease of use and a greater number of valuable features than alternative products.

         The call completion feature of the Company's EDA directly connects the caller to the requested business or residence with no additional dialing required of the caller. The Company believes that the wireless market is receptive to the call completion feature because it offers practicality and convenience by eliminating the need to write down or memorize a telephone number received from traditional directory assistance and then dial that number to reach the desired party. This advantage is most evident when the caller is driving an automobile. The Company receives incoming calls by means of its contractually assigned directory assistance number, which in most cases is 411, 555-1212 or another directory assistance number. In addition to facilitating efficient call completion, the Company's system compiles billing information that is furnished to the carrier for the carrier's subscriber billing and collection purposes.

     The Company believes that its EDA is superior to competitive products because its service allows for a wide variety of features, in varying combinations, to be offered to customers and their subscribers. StarBack(R), for example, is a proprietary, patent-pending capability that the Company believes to be unique to its services. StarBack allows a caller to return immediately to an operator by simply pressing the star key (*) only once. In addition, whereas traditional directory assistance provided by local telephone companies is typically capable of locating telephone numbers based only on the exact name of a business or individual, the value-added elements of the Company's EDA also allow for categorical searches based on business type and/or other parameters.

     New Product Development. The Company intends to improve its EDA services by adding to its functionality and ease of use from an operator point of view and to its features from a customer point of view. During 1996, the Company plans to introduce additional features that will further differentiate its EDA from the closest competitive products. These additional capabilities are expected to include automated features to return the caller to the operator upon detecting a "busy" signal; return the requested number to the caller; or deliver a callers' recorded message to the called party or any other desired party. The Company expects a new version of the system it uses to provide its value added EDA to be available for introduction to its wireless and landline customers by mid-1996. This new system is expected to provide significant improvements in flexibility, customization and end-user satisfaction. The Company also believes that the new system will result in improved EDA search times and accordingly, faster call processing times. No assurance, however, can be given that the new features or a new version of the Company's EDA services will be offered or, if offered, that they will provide the advantages described.


OPERATIONS

     The Company has contracts to provide its proprietary EDA services through many of the cellular affiliates of the RBOCs and other major cellular carriers. Under the Company's first EDA contract in mid-1991, the Company commenced services with McCaw Cellular Communications, Inc. (now AT&T Wireless Services, Inc.) in Portland, Oregon. Additional contracts were entered into over the next few years to provide EDA service for US West NewVector Group, Inc., AirTouch Communications, Inc., BellSouth Mobility, Inc., Bell Atlantic Mobile Systems, Inc., and Ameritech Cellular. The Company provides its EDA services to more than half of the ten largest cellular carriers in a portion of their service areas. In connection with these contracts, the Company opened call centers in or near the metropolitan areas of San Diego, Miami, Phoenix, Seattle, Minneapolis, Denver, Chicago, Detroit, Philadelphia and Baltimore. Three of these markets, Chicago, Baltimore/Washington D.C. and Detroit, are among the top five U.S. cellular service markets in terms of estimated numbers of subscribers.

     The Company generally offers its services on behalf of the carrier under a name chosen by that carrier (e.g. AT&T Wireless operates under "AT&T Connect" in Oregon and BellSouth operates under "Info Connect" in south Florida.). The Company is virtually invisible to each carrier's subscribers. The carrier is generally responsible for all aspects of marketing, including advertising and related costs. Additionally, the carrier is obligated to pay the Company within a set number of days regardless of the collection results when it bills its customers, minimizing the Company's billing costs and allowing the Company to avoid any collection problems.

     The Company's data acquisition, data retrieval and telecommunications system was developed for its initial value-added EDA product. From this development base, the Company engineered the addition of a cellular carrier interface, including the processes of call tracking and billing data generation. The Company acquires data and then formats and enhances data using a series of processes utilizing both internally-developed and purchased software. The Company's database and software reside locally in each geographic location where EDA is provided. The facilities and equipment in each call center have been designed and configured to substantially support centrally managed maintenance and trouble-shooting from the Company's headquarters in Beaverton, Oregon.

     The Company's proprietary system also allows for automated handling of the repetitive portions of a call (i.e. the front-end greeting and back-end messages and sign-off) through use of a voice response unit. The Company believes that this enhancement has increased the quality of its service and resulted in increased operational efficiency and profitability. The Company's systems also generate statistical information on such items as call volume and duration. The Company's management uses the information to assess the proper scheduling of personnel and profit maximization. The Company's telecommunications system has been customized to interface with the telecommunications system of each carrier customer. In cooperation with carriers and telephone companies, the Company has created the required interfaces to handle the various types of call switching. To facilitate this interface, the Company maintains significant and valuable relationships with major suppliers to provide hardware and other services necessary to its operations.


MARKETING STRATEGY

     The Company believes its success will be maximized by marketing its services first to wireless carriers in major U.S. markets followed by efforts to augment and, in some cases, compete with traditional landline directory assistance in operation today. As part of this strategy, the Company plans to deliver its EDA and other services to multiple customer groups through regional centers, with each center serving a sizable geographic area. The first step of that strategy, the establishment of the Company's EDA with cellular carriers throughout the United States, is well underway. Moreover, the Company expects EDA to become an increasingly standard product offering of many cellular companies. The Company believes that, by subcontracting EDA from the Company, cellular carriers benefit by: (1) offering a convenient service superior to that of traditional directory assistance; (2) creating a powerful selling tool to gain new customers and demonstrate "full service" status, thus enhancing their respective competitive statures; and (3) generating additional air time revenue, by increasing both call completion rates and the number of calls. The Company believes that these benefits, coupled with the size and expected continued growth in the cellular market, will continue to present the Company with significant additional opportunities.

     While the Company's principle focus continues to be the cellular market, it has identified and is pursuing non-cellular markets such as the PCS and landline markets. In November, 1995, the Company began providing its EDA services to one of the PCS pioneer preference providers, American PCS LP, an affiliate of Sprint Spectrum, in Washington D.C. under a multi-year contract. In addition, it has signed one contract with, and is providing service, on a trial basis, for a local telephone company subsidiary of Sprint Corporation. Both of these carriers represent examples of the strategy to provide service to additional customers out of existing call centers. Other potential additional markets include alternative wireless carriers such as SMR providers, competitive access providers, inter-exchange carriers (long-distance carriers), large corporate or governmental customers and retail consumers. The Company believes that the increased call volume resulting from serving multiple customers in the Company's existing and future locations will increase operational efficiencies and is necessary for the Company to achieve substantial profitability. No assurance may be given that the Company will be successful in gaining multiple customers in more or all of its geographic markets.

     A key element of the Company's strategy in the wireless arena is its ability, by the terms of its contracts, to provide EDA via traditional directory assistance numbers, such as 411 and 555-1212. This enables the Company to capture large volumes of existing directory assistance traffic, immediately upon the commencement of service. It is also one of the principal reasons that the Company is able to avoid extensive marketing expenditures, as these numbers are already well-known and readily used. In the landline market, the Company's strategy is to provide EDA and other services through subcontract arrangements with RBOCs, long distance carriers, independent local telephone companies and corporate or governmental customers using readily known and easily remembered numbers to deliver such services. No assurance can be given that the Company will be successful in its efforts to gain access to well-known and readily used directory assistance numbers in all of its markets.


GOVERNMENT REGULATION

     The Company's business depends upon relationships with companies that are regulated by the FCC or state PUCs. Such regulation applies to all communications common carriers, such as AT&T, the RBOCs and GTE. Enhanced service companies such as the Company are subject to various levels of regulation or are completely unregulated (depending on the state); although, in order to conduct business, the Company must send information over the regulated public switched network. The FCC regulates the telecommunications industry pursuant to the Communications Act of 1934 (as amended). The FCC's authority extends to all interstate and foreign communication by wire or radio. The FCC requires common carriers to furnish communication service for a fee upon reasonable request in a nondiscriminatory manner to any member of the public who requests it and is qualified to receive it. The Commission also regulates rates of common carriers (by tariff) to ensure that charges for telecommunication services are "fair and reasonable." The FCC licenses common (versus private) carriers, and state PUCs license carriers for intrastate activities. Thus, the FCC and state PUCs have tremendous influence over the suppression or promotion of competition. Regulatory decisions and policies over the years have been the source of political, judicial and commercial controversy and disagreement.

     In February 1996, the President signed into law the 1996 Telecommunications Act. The legislation provides for, among other things, the development of competitive local telecommunications market by allowing long-distance, cable and other companies to offer local phone service; the development of a more competitive long-distance telecommunications market by allowing the RBOCs, subject to numerous new criteria and regulations, to offer long-distance services; and the development of competitive cable TV markets by allowing local phone companies and others to deliver video services to homes and businesses. The 1996 Telecommunications Act provides wireless carriers opportunities to emerge as full competitors to traditional telephone companies and is expected to materially change the marketplace by promoting competition in all aspects of telecommunications.


COMPETITION

     The enhanced directory assistance market is characterized by rapidly changing market forces, technological advancements, and increasing competition from a number of both small and large companies. The Company believes that the principal competitive factors in the enhanced directory assistance market are quality of product, features and technological innovation, experience, responsiveness, and price. The Company believes that it competes favorably with respect to all principal competitive factors.

     The Company believes that, with eleven operating call centers throughout the United States, it is larger than any other independent provider of EDA services. Primarily through its contracts with wireless carriers, the Company believes it has handled more calls than any other independent provider. In addition, the Company believes it was the first independent provider of EDA services.

     The Company operates under contracts with a limited number of large customers primarily in the cellular market. Generally, there are only two providers of cellular service in each market area. In several markets, the Company has contracts with both providers. In the past, this would have essentially prevented an EDA competitor from entering that wireless market so long as the contracts were in force. With the advent of PCS and as many as six additional carriers eventually serving any given market, this may cease to be the case.

     The Company competes with a number of companies, some of which are much larger, more established and generally possess greater telecommunications expertise, market recognition and management, financial and other resources than the Company. These competitors are primarily the RBOC-owned or -affiliated carriers, such as GTE or Pacific Bell, or non-RBOC affiliated carriers. The Company believes that its EDA services hold a competitive advantage, because features such as StarBack (which give a caller the opportunity to quickly be re-connected with an operator in the event of a busy signal) allow it to provide superior service. No assurance may be given that these carriers will not be able to provide, through technological advancements or otherwise, comparable EDA services in a cost competitive manner in the future. The Company also competes with several small, private independent companies which have entered the business of providing EDA to markets targeted by the Company. Although, to the Company's knowledge, none of these companies is as experienced in providing EDA services as the Company, they may be more established than the Company in other ways, including possession of greater telecommunications expertise, market recognition, and management, financial and other resources.

     There are also several companies throughout the United States providing simplified versions of value-added information EDA services. These operations often employ small numbers of operators who use data purchased from Yellow Pages publishers or other service providers in a CD ROM format. The providers of CD ROM-based and on-line services-based directory assistance also compete, directly or indirectly, with the Company. MCI and AT&T have also each introduced a 900-number national directory assistance service. In addition, Automatic Directory Assistance Call Completion ("ADACC") is a technology designed by Bellcore and marketed by virtually every RBOC. ADACC is available in several U.S. cities through landline or cellular telephones. This system is highly automated (there is no live operator to assist the caller) and, in the Company's belief, is not particularly user-friendly. There can be no assurance that the Company will be able to compete effectively against such competitors.

     Traditional White Pages and Yellow Pages directories will continue to compete with the Company's value-added EDA for caller usage. However, telephone books are not always readily available to a caller and typically are updated only annually. The Company's EDA is capable of providing more information than that normally found in these books and can be inherently more accurate due to more frequent updating.


EMPLOYEES

     As of March 15, 1996, the Company had approximately 497 total employees. None of the Company's employees are subject to a collective bargaining agreement. Management of the Company considers its relationship with its employees to be good.


ISSUES AND UNCERTAINTIES

         Limited Operating History; Prior Losses. The Company was formed in 1989 and at December 31, 1995 had stockholders' equity of approximately $3.2 million. To date, the Company has focused on developing, test-marketing and refining EDA services that it believes possess significant long-term market potential as well as expanding into new markets. Accordingly, the Company's financial results have been characterized by a low but increasing revenue base, relatively high levels of expenses, and net losses. The Company incurred net losses of $1,724,067, $5,035,090, and $4,072,646 for the fiscal years ended December 31, 1995, 1994, and 1993, respectively. The Company's operations continue to be subject to all the risks inherent in the establishment of a new business enterprise. These include, but are not limited to, factors relating to competition, complications and setbacks in the further development of its EDA and other services and the cost of establishing operations centers to service new markets.

         Need for Expansion of Services to Additional Locations and Multiple Customers. The Company believes that achievement of a substantial and sustainable level of profitability is dependent on its ability to deliver EDA and other services to multiple customers in each operating location. Although the Company has a number of contracts for delivery of its EDA and other services, there can be no assurance that the Company will be successful in expanding its services to a sufficient number of customers or markets to achieve substantial and sustainable profitability or that it will be able to sustain past growth rates.

         Concentration of Business; Limited Customer Base. Over the near term, the Company is seeking to increase the number of its EDA contracts with cellular and other telecommunications carriers. Each geographic cellular market is generally serviced by only two cellular carriers, one owned or controlled by a wireline telephone company and one originally owned or controlled by a non-wireline company. The cellular market is dominated primarily by ten entities: AT&T Wireless Services (formerly McCaw Cellular Communications), GTE Mobilenet, the RBOC-owned or -affiliated cellular companies and several independents. In 1995 and 1994, approximately 72% and 81%, respectively, of the Company's revenues were attributable to its top three customers; all of which are among these ten largest entities. The Company is held to strict performance standards in its contracts with its relatively few customers. Carrier customers effectively have the ability to, and may for any reason, impose additional performance standards or other additional requirements upon the Company in the provision of its EDA. Additionally, depending upon the circumstances, a carrier customer may effectively nullify a contract at its discretion. As part of its strategy, the Company may offer a variety of EDA and other telecommunications services over landline, cellular, PCS and SMR systems in certain geographic areas that put it into direct competition with certain RBOCs that also are cellular carriers and customers of or vendors to the Company. In response, RBOC-owned or affiliated companies may exert their market power and control over telecommunications facilities or services in a manner that is unfavorable to the Company. It is essential that the Company implement and manage its expansion into each geographic market in a manner that does not adversely impact its relationships with existing and potential carriers. There can be no assurance that the Company will be successful in doing so.

         Rapidly Changing Telecommunications Market. Recent events, including the PCS license auction and the passage of the 1996 Telecommunications Act, are expected to result in a rapidly increasing number of telecommunications providers operating in each market. This may result in competitive situations which could unfavorably impact the Company such as the withdrawal of a customer from a market which the Company services or the acquisition or merger of a major customer, where the acquirer or surviving entity provides its directory assistance or enhanced directory assistance through arrangements other than with the Company or can exert substantial influence on the contract negotiation process. In addition, the creation of alliances and joint ventures among telecommunication providers may increase the negotiating leverage for these carriers as they deal with providers of enhanced services such as the Company. Although the Company believes that an increasing number of providers will be beneficial to the Company as the providers look for ways to differentiate their services, no assurance can be given that the Company, either directly or indirectly, will not be adversely impacted by the potential changes in the marketplace.

         Competition. The Company expects competition in the enhanced directory assistance market to intensify as the public's demand for more comprehensive, easy-to-use directory assistance information increases and as new technologies and systems are developed to deliver this information in a cost-effective and convenient manner. The Company faces current or potential competition from RBOC and non-RBOC cellular and landline carriers and from private sector companies. Many of the Company's current competitors and those with which it may compete in the future are more established and generally possess greater telecommunications expertise, market recognition and management, financial and other resources than the Company. There can be no assurance that the Company will be able to compete effectively against such competitors.

         Technological Change. Telecommunications and the related directory assistance market are currently characterized as undergoing rapid technological change. Although the Company is not aware of any existing enhanced directory assistance services that it believes are superior to the Company's EDA, new services may be developed, or existing services refined, which could render the Company's EDA technologically or economically obsolete. Additionally, information services provided by others, no matter how dissimilar to the Company's EDA, may be perceived by end users as being equal or superior to the Company's product offerings. The Company's success will be dependent, in part, upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved EDA and other telecommunications services on a timely basis. There can be no assurance that the Company will be able to do so, or that it will not encounter technical or other difficulties that could delay the introduction of its services or enhancements thereof.

         Intellectual Property. The Company believes that its success in the enhanced directory assistance market is due in part to its significant emphasis on development and implementation of various computer-, software- and telecommunications-based tools. To a limited extent, the Company relies upon a combination of copyright, trade secret, patent and other intellectual property law, non-disclosure agreements and other protective measures to preserve its rights pertaining to its EDA and other services. Such protection, however, should not be relied upon to preclude competitors from developing services competitive with those of the Company. In the general telecommunications environment where patents cannot easily be obtained, the Company depends to a greater extent on its ability to arrange and maintain available software and hardware technologies to its strategic advantage. There can be no assurance, however, that the general telecommunications system will continue to be compatible with the Company's software and hardware technologies, although it is the Company's belief that major changes to the general telecommunications system tend to occur slowly. In the wireless market, the Company relies on the technologies of its carrier customers and on their technical arrangements with required landline carriers. To remain competitive, the Company must adapt and improve upon its current technology in response to changes in the technologies in both the wireless and general telecommunications systems. There can be no assurance that the Company will be successful in making such improvements or adaptations on a timely basis or at all.

         Dependence on Key Personnel. The success of the Company will depend to a large extent on the abilities and continued participation of certain key employees. The loss of these key employees could have a material adverse effect on the business of the Company. Although the Company holds key person life insurance on the lives of certain of its key management personnel, and has entered into employment contracts with these persons, no assurance can be given that the Company will not be adversely impacted in the future by the loss of one or more of those or other key employees. The Company's future success will also depend in part upon its ability to attract and retain additional qualified employees. As the Company competes with other organizations for such employees, there can be no assurance that it will be successful in hiring or retaining such employees.

         Regulation. The services provided by the Company to its carrier customers are not directly subject to government regulation, although in many states carriers are informally monitored by a variety of state and local regulatory agencies. No assurance can be given that the Company's business may not become subject to additional or increased government regulation in the future.

         Quality and Availability of Data. The Company's operations are dependent upon access to names, telephone numbers and other information (data) supplied to customers directly or used in providing call completion. The Company obtains such data from a variety of sources, including purchase from RBOCs, purchase from commercial vendors, electronic access for a fee, optical scanning or other access through printed material. Such data vary widely across geographic regions as to availability, quality and usefulness for the Company's purposes, the effect of which may be to slow down the elapsed time in responding to a caller inquiry or prevent that inquiry from being serviced effectively. Additionally, due to persons or businesses moving or otherwise changing their addresses and telephone numbers, data degrade over time and need to be updated periodically. The frequency and completeness of such updating may also affect the quality of the Company's EDA services and its operational efficiency. Ultimately, satisfaction of the Company's carrier customers is dependent upon the quality of service being provided to the carrier's subscribers. Although the Company believes that it obtains its data in a manner that allows it to provide quality service to its customers, no assurance can be given that data of a satisfactory quality will continue to be available or obtained and updated in a manner and at prices that allow the Company to successfully maintain or improve current service levels.

         Potential for Unionization; Staffing. The Company believes that one of its principal competitive advantages is the absence of collective bargaining units from its labor force. The telecommunications industry, particularly with respect to larger telecommunications companies, is characterized by widespread union membership among its operators and other workers. Although the Company believes that its relations with its employees are good and further believes that its relatively small staff in each operations center would not be attractive to union organizers, no assurance can be given that unionization would not occur in the future. The occurrence of such an event would likely have a material adverse effect on the Company's business, financial condition, and results of operations. Furthermore, the Company is dependent upon the available labor pool for its operators and no assurance can be given that the Company will be able to continue to attract qualified staff or attract qualified staff at competitive wages.

         Lack of Liquidity for Common Stock. There is currently no public market for the common stock of the Company. The Company is engaged in the process of attempting to arrange for the listing of its common stock on the Nasdaq Stock Market and has taken steps to arrange for broker-dealers to make a market in the common stock should such listing be granted. The Company is in discussions with investment banking firms about an initial public offering of the Company's common stock. However, no assurance can be given that the Company will pursue an initial public offering of stock or, should the Company proceed with an initial public offering, that the offering price will exceed the prices paid by original purchasers of the common stock. Moreover, no assurance can be given that a public market for the common stock will develop in the foreseeable future or, should a public market develop, that prevailing market prices will exceed those paid by original purchasers of the common stock.

See also Item 3.  Legal Proceedings.



ITEM 2.   PROPERTIES.

         The Company leases its principal executive and administrative offices at 8405 S.W. Nimbus Avenue, Beaverton, Oregon, comprising approximately 15,400 square feet, for a remaining term of 6 years with a renewal option. The Company also leases office facilities for its EDA operations in the markets it serves. There are approximately 12 facility leases in effect at March 15, 1996 with remaining terms ranging from one to six years.

         The Company believes that its facilities are suitable and adequate for its presently anticipated requirements and that it is not dependent upon any individually leased premises.



ITEM 3.   LEGAL PROCEEDINGS.

         In May, 1993, as a means of rapidly responding to a market opportunity in Arizona with US West NewVector, the Company entered into a Leasing and Business Transfer Agreement (the "Leasing Agreement") with Metro Direct Information Services of Phoenix ("Arizona Direct"), an unaffiliated third party and former licensee of the Company's initial value-added EDA product. The Leasing Agreement provided financing for the Company of substantially all required equipment and furniture in its Arizona operations center and is similar, in some respects, to a joint venture agreement. The Leasing Agreement provided a formula-based profit sharing between the Company and Arizona Direct, which was to become effective after the Company had recouped all start-up costs from the Arizona operation. At the earliest appropriate time, at the Company's discretion, the Company was obligated to request that its rights under the US West NewVector contract for Arizona be transferred to Arizona Direct. If such a transfer had occurred, the profit sharing arrangement was to be replaced by a royalty arrangement under which the Company would have received a royalty for each cellular call handled by Arizona Direct. If the transfer had been denied or otherwise did not occur, the formula-based profit sharing arrangement was to govern the business relationship between the Company and Arizona Direct until the transfer or the end of the US West NewVector agreement. In December, 1994, the Company notified Arizona Direct that it believed Arizona Direct was in default of its obligations under the Leasing Agreement. The Company has declared the Leasing Agreement terminated. Arizona Direct has given the Company notice of its belief that the Company has breached the Leasing Agreement as well. The Company has denied those allegations.

         In connection with the Leasing Agreement, the Company and several of its officers have been named as defendants in a complaint filed in U.S. District Court in the State of Arizona in June 1994 by Arizona Direct (and the purported principal shareholders of Arizona Direct). The complaint alleges, among other things, that the Company and its officers defrauded the plaintiffs by entering into the Leasing Agreement and, further, violated securities laws as the plaintiffs believe the Leasing Agreement to constitute a security as that term is used in state and federal securities regulations. Additionally, the complaint alleges that the Company and several of its officers violated securities laws by selling securities in the plaintiff company to the individual plaintiffs in the amount of $507,000 and otherwise causing the individual plaintiffs to invest in the plaintiff company. The complaint seeks damages, including punitive damages, in an amount to be determined by the court. The Company and its officers have answered the complaint denying liability, and moved to dismiss the suit and, in the alternative, to change the venue from Arizona to Oregon. The court granted these motions, transferred the case to the U. S. District Court in Oregon and gave the Arizona Direct leave to re-plead. Arizona Direct filed an amended compliant in March, 1995 which did not materially alter the claims made. The Company moved to dismiss certain claims, which motions were granted in part. The Company has counterclaimed for breach of the Leasing Agreement and for tortuous interference with the Leasing Agreement against Arizona Direct's principal shareholders. In October of 1995, Arizona Direct filed an action against the Company in the U.S. District Court for the District of Oregon seeking, among other things, damages for alleged breach of the Leasing Agreement. This action has been consolidated with the pending case originally filed in Arizona and subsequently transferred to Oregon. Discovery is ongoing in both cases. The Company believes the allegations to be without substantial merit. No assurance can be given that the Company or any of its officers will be successful in defending this legal action.

         In September, 1995, an action was filed in the U.S. District Court for the District of New Mexico by Hebenstreit Communications Corporation and Hebenstreit Communications of Dallas Limited Partnership (together "Hebenstreit") against McCaw Cellular Communications, Inc., LIN Broadcasting Corporation, Metrocel Cellular Telephone and the Company. In the case, Hebenstreit alleges a variety of claims against the defendants arising from assertions that defendants, other than the Company, appropriated confidential or proprietary information from Hebenstreit to Hebenstreit's detriment. Without specificity, the complaint further alleges that the Company received this information in some form from the other defendants and that the information has been used to Hebenstreit's detriment in competition with the Company. The action seeks damages in an unspecified amount, as well as costs, disbursements, attorneys fees and punitive damages. The Company has moved to dismiss the action for lack of jurisdiction, as well as for failure to properly plead claims against the Company with the required specificity. Other defendants, who are parties to contractual agreements with Hebenstreit which provide for arbitration of disputes, have moved to compel arbitration of the dispute. The motions are pending argument before the court. Management believes that the claims against the Company are without merit and intends to vigorously defend the action. No assurance can be given that the Company will be successful in defending this action.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At a Special Meeting of the Company's Shareholders on November 29, 1995, the shareholders elected one director and approved each of the proposals set forth in the Company's Proxy Statement dated November 6, 1995, and briefly described below:

         (i) The shareholders were requested to elect one member of the Board of Directors. The proposal was approved by the shareholders, as 6,396,397 votes were cast for the proposal and 51,508 votes were withheld. The Director elected at the Special Meeting was William D. Rutherford.

         (ii) The shareholders were requested to approve and adopt the Company's 1994 Stock Incentive Plan. The proposal was approved by the shareholders, as 5,620,100 votes were cast for the proposal, 806,166 votes were against the proposal, 21,640 votes abstained and 0 votes were broker non-votes.

         (iii) The shareholders were requested to approve and adopt an amendment to Article I of the Company's Restated Articles of Incorporation (the "Restated Articles") to change to name of the Company to "Metro One Telecommunications, Inc." The proposal was approved by the shareholders, as 6,438,185 votes were cast for the proposal, 4,100 votes were against the proposal, 5,621 votes abstained and 0 votes were broker non-votes.

         (iv) The shareholders were requested to approve and adopt an amendment to Article V of the Restated Articles to increase the number of authorized shares of Preferred Stock. The proposal was approved by the shareholders, as 5,588,366 votes were cast for the proposal, 816,482 votes were against the proposal, 43,058 votes abstained and 0 votes were broker non-votes.

         (v) The shareholders were requested to approve and adopt an amendment to the Company's Restated Articles to add a new Article XVI relating to indemnification of officers, directors and employees of the Company and limitations on the liability of directors. The proposal was approved by the shareholders, as 5,746,242 votes were cast for the proposal, 691,314 votes were against the proposal, 10,349 votes abstained and 0 votes were broker non-votes.

         (vi) The shareholders were requested to approve and adopt an amendment to Article XII of the Restated Articles to provide for changes in the election and removal of members of the Company's Board of Directors. The proposal was approved by the shareholders, as 6,214,136 votes were cast for the proposal, 150,071 votes were against the proposal, 83,699 votes abstained and 0 votes were broker non-votes.

         (vii) The shareholders were requested to approve and adopt an amendment to Article XI of the Restated Articles to permit the Board of Directors, as well as the Company's shareholders, to amend the Company's Articles of Incorporation and Bylaws. The proposal was approved by the shareholders, as 6,143,792 votes were cast for the proposal, 292,057 votes were against the proposal, 12,056 votes abstained and 0 votes were broker non-votes.

         (viii) The shareholders were requested to approve and adopt an amendment to Article V of the Restated Articles to cause a reverse stock split, whereby each outstanding share of the Company's no par value Common Stock would be combined and reconstituted as 0.2857 shares of no par value Common Stock (approximately a 1-for-3.5 reverse split). The proposal was approved by the shareholders, as 6,300,530 votes were cast for the proposal, 84,569 votes were against the proposal, 62,807 votes abstained and 0 votes were broker non-votes.

         (ix) The shareholders were requested to approve and adopt an amendment to the Company's Restated Articles to delete provisions that were no longer applicable or required. The proposal was approved by the shareholders, as 6,307,842 votes were cast for the proposal, 118,243 votes were against the proposal, 21,821 votes abstained and 0 votes were broker non-votes.

         (x) The shareholders were requested to approve and adopt an amendment to the Company's Bylaws to permit the Board of Directors, as well as the Company's shareholders, to amend the Company's Bylaws. The proposal was approved by the shareholders, as 6,166,092 votes were cast for the proposal, 255,083 votes were against the proposal, 26,731 votes abstained and 0 were broker non-votes.

                                     PART II



ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the common stock of the Company. The Company had approximately 555 shareholders of record as of March 15, 1996. The Company has not paid any dividends on its common stock and presently intends to utilize all available funds for the development and operation of the Company's business. The Company's credit agreement prohibits the payment of cash dividends.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

         Metro One Telecommunications, Inc. (the "Company") develops, markets and provides telecommunications-based enhanced directory assistance ("EDA") over wireless telephones and, on a trial basis in one market, over landline telephones.

         The Company began testing directory assistance and call completion hardware and software in 1989. In May 1991, the first call completion service was provided in Portland, Oregon to McCaw Cellular Communications, Inc. (now "AT&T Wireless Services"), which marketed the service to its subscribers as "Cellular One Connect."

         The Company currently provides EDA under sixteen separate contracts with such entities as AT&T Wireless, the cellular affiliates of four Regional Bell Operating Companies ("RBOCs"), a PCS provider and others, for eleven geographic locations. The contracts are generally one to five years in length and generally provide for revenues based on call volumes. One contract expired in the first quarter of 1996 and although renewed on a short-term basis, is not expected to be renewed on a long-term basis. One contract has been extended prior to expiration for an additional two years.

         The telecommunications industry is currently undergoing various regulatory, competitive and technological changes that make it impossible to determine the form or degree of future regulation and competition affecting the Company's operations. Reduced regulatory oversight of the RBOCs, and encouragement of competition in local exchange services, as evidenced by the 1996 Telecommunications Act, has accelerated the growth of competitive access providers. The FCC has allocated additional frequency spectrum for mobile communications technologies that will or may be competitive with cellular and landline, including PCS (for which the FCC began auctioning licenses in late
1994).

         These market conditions create new potential customers and affect existing customers of the Company. The Company is experiencing increased competition in the provision of EDA services. The Company believes its product provides high quality, helpful service, ease of use and a greater number of features than alternative products and that its experience, emphasis on customer service and development of new features make it a strong competitor. The Company will continue to monitor the ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.


RESULTS OF OPERATIONS

         The results of operations for the fiscal years ended December 31, 1995, 1994, and 1993 are not necessarily indicative of the results to be expected for any future period. Also, there can be no assurance that the Company will be able to sustain past growth rates.

         The Company generated operating income (earnings before interest and taxes or "EBIT") for the first time for the third quarter of 1995. The Company also generated operating income for the fourth quarter of 1995.

         The following table sets forth certain operating statistics for the fiscal years ended December 31, 1995, 1994, and 1993:

                                              1995                1994                1993
                                              ----                ----                ----
Revenues                                       100%                100%                100%
Direct operating costs                          55%                 95%                148%
General and administrative costs                46%                 85%                230%
Operating loss                                  (1)%               (79)%              (279)%

Interest and loan fees                 $ 1,371,936         $   841,407         $    85,003
Debt conversion expense                $   384,071                --                  --

New call centers opened                          1                   6                   3


1995 COMPARED TO 1994

         In 1995, unlike the previous years of 1994 and 1993, the Company chose to focus on efficiencies of operation in existing call centers and chose not to expand rapidly into new markets.

         In 1995, revenues increased approximately 159% to $13.0 million, compared to $5.0 million in 1994. This $8.0 million increase was due primarily to a full twelve months of operations in 1995 for the six call centers opened during 1994 ("New 1994 Call Centers") and due to growth in call volumes. In 1995, the New 1994 Call Centers represented approximately $8.0 million in revenue compared to approximately $2.0 million in 1994. In 1995, the monthly average growth rate for revenues in the New 1994 Call Centers was 4.5%. For the four call centers open for the full 12 months of both 1995 and 1994, the average monthly growth rate was approximately 1.6% for 1995 reflecting lower growth rates as a function of greater volume. The increase in revenues was entirely a result of an increased number of calls handled and not as a result of increased pricing. There can be no assurance that as contracts are renewed, if they are renewed, that the contracts will not be renewed or renegotiated at lower prices which could have an adverse impact on the Company's revenues and profitability.

         Direct operating costs increased approximately 49% in 1995 to $7.2 million, from $4.8 million in 1994. The increase in costs was due to the greater number of call centers in operation for a full year in 1995 compared to 1994.
In 1995, direct operating costs were 55% of revenues compared to 95% of revenues for fiscal year 1994. This change is due to 1995 increases in call volumes and associated improved operating efficiencies and utilization of personnel.

         General and administrative costs increased approximately 41% in 1995 to $6.0 million, from $4.3 million in 1994. Again, the increase in expenses was due to the greater number of call centerss in operation for a full year in 1995 compared to 1994. General and administrative costs as a percent of revenue decreased in 1995 to 46% from 85% in 1994 due to operating efficiencies.

         Depreciation and amortization increased 34% in 1995 to approximately $997,000, from $742,000 in 1994, reflecting the effect of increased fixed asset balances depreciated over a full 12 month operating period in 1995.

         Interest and loan fees were $1,371,936 in fiscal year 1995, compared to $841,407 in fiscal year 1994. The increase of $530,529 in 1995 was primarily due to the following: (i) completion in 1995 of the 8% Convertible Secured Note financing, and (ii) the 1995 Rescission Offer. The debt conversion expense of $384,071 recognized in 1995 was a result of the conversion of the 8% Convertible Secured Notes discussed below.

         (i) 8% Convertible Secured Note Financing. In the fourth quarter of 1994, the Company 1994, the Company commenced an offering of $5.0 million in principal amount of its 8% Convertible Secured Notes. Approximately $3.1 million of the 8% Convertible Secured Notes were sold in 1995. These Notes bore interest at 8% per annum, paid monthly. Interest expense on these notes in 1995 was approximately $290,000, compared to approximately $13,000 in 1994.

         In the fourth quarter of 1995, the holders of the 8% Convertible Secured Notes exercised conversion rights and converted the entire $5.0 million of principal into 2,164,402 shares of the Company's common stock. The Company recognized $384,071 of expenses related to the conversions of these notes.

         (ii) Rescission Offer. For most of the first six years of its existence, the Company operated with limited capital, most of which was raised through offerings of equity, debt and convertible debt securities. Specifically, between 1989 and 1993, securities were sold directly to over 560 persons by Company officers and promoters. Management conducted a review of past operations, including financing activities, and concluded that the record with respect to such activities was sufficiently incomplete that a conclusion could not be drawn with certainty that all applicable state and federal securities laws were complied with in all material respects. As a result, management determined that the Company would offer rescission to certain purchasers of its common stock.

         After voluntarily bringing its financing activities into compliance with securities laws, the Company voluntarily contacted the State of Oregon, Division of Finance and Corporate Securities (the "Oregon Securities Division"), to discuss its concerns with its past financing activities and the terms under which it would offer rescission. Following a detailed review of the Company's securities activities, the Oregon Securities Division determined that the Company sold certain of its securities without complying with the securities registration requirements or the securities salesperson registration requirements. In 1994, the Company voluntarily signed a Consent Order in which it agreed to cease and desist from participating in any violations of the Oregon Securities Law and paid a civil penalty of $20,000.

         In 1995, the Company filed a registration statement with the Securities and Exchange Commission and certain state securities regulators for a rescission offering whereby it offered to certain holders of its common stock the right to rescind their purchase of shares of the Company's common stock and to receive, in exchange for the common stock relinquished to the Company, a payment equal to the purchase price of such securities plus interest from the date of purchase at the applicable statutory rate of the state in which they reside. The securities intended to be the subject of the Rescission Offer included 4,699,539 shares of common stock outstanding at March 31, 1995 and purchased or converted from debt securities by persons who resided in Oregon and certain other states.

         The rescission offer closed in July 1995. As a result of the rescission offer, the sales of 135,414 shares of common stock were rescinded and such shares were purchased by the Company for approximately $738,660, including interest of approximately $124,900. The Company believes that its potential rescission liability was effectively eliminated with respect to shareholders who received a rescission offer. In total, shareholders representing approximately $1,877,500 and 528,215 shares of common stock at March 31, 1995 did not receive a rescission offer.

     The operating losses in 1995 and 1994 were $82,197 and $4,010,799, respectively. The Company believes achievement of a substantial and sustainable level of profitability is dependent upon its ability to deliver EDA and other services to multiple customers in each operating location. The Company provides services to five additional customers in existing call centers. The Company is in the process of negotiating additional contracts for delivery of its EDA and other services, but there can be no assurance that the Company will be successful in expanding its services to new and to existing market areas.

         The growth in new call centers and markets served declined in 1995 compared to 1994, primarily due to the strategic focus of the Company in 1995 on profitability and quality of service rather than on market expansion.

1994 COMPARED TO 1993

         Revenues for 1994 increased approximately 250% to $5.0 million in 1994, compared to $1.4 million in 1993. Revenue growth was attributable to both increases in revenue from existing call centers and revenue from new call centers opened in 1994. Revenues from existing call centers increased $2.0 million from $0.9 million in 1993. Revenues from new call centers opened in 1994 amounted to $1.8 million.

         Direct operating costs increased approximately 124% in 1994 to $4.8 million, from $2.1 million in 1993. The increase in costs was due to the greater number of call centers in operation for a full year in 1994 compared to 1993. In 1994, direct operating costs were 95% of revenue compared to 148% of revenue in 1993. This change is due to 1994 increases in call volumes and associated improved operating efficiencies and utilization of personnel.

         General and administrative costs increased approximately 28% in 1994 to $4.3 million, from $3.3 million in 1993. The increase in expenses was due to the greater number of call centerss in operation for a full year in 1994 compared to 1993. General and administrative costs as a percent of revenue decreased in 1994 to 85% from 230% in 1993 due to operating efficiencies and the greater number of call centers in operation and producing revenues.

         Depreciation and amortization increased 95% in 1994 to approximately $742,000, from $380,000 in 1993, reflecting the effect of increased fixed asset balances depreciated over a full twelve month operating period in 1994. At fiscal year-end 1994, the net balance of furniture, fixture and equipment was $4,067,928, compared to $1,925,863 at fiscal year-end 1993.

         Interest and loan fees increased approximately $756,000 in 1994 to $841,407, compared to fiscal year 1993. The increase was primarily due to the two debt issues in 1994: (i) the 10% Subordinated Notes and (ii) the 8% Convertible Secured Notes, together comprising approximately $689,000 of interest and loan fees. Also reflected in the 1994 change from 1993 is an increase in acquisition of equipment through lease financing. In 1994, the interest charges for lease financing were approximately $118,000 compared to $0 in 1993.

         The operating losses in 1994 and 1993 were $4,010,799 and $4,020,930, respectively. 1994 was a year of increased market expansion, resulting in increased start-up losses for new call centers opened.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has consistently used external sources of funds, primarily from the issuance of equity and debt securities, to fund the Company's operating needs and capital expenditures. The Company generated net losses of $1,724,067, $5,035,090, and $4,072,646 in the years 1995, 1994, and 1993, respectively. Cash flow solely from operations remains insufficient to fund all of the Company's budgeted capital and other non-operating needs. In 1996, the Company anticipates using its existing cash and cash equivalents, cash flow from operations, as well as externally generated funds from debt and equity sources as discussed below to cover future needs, including the expansion of its operations and development of additional products.

         Working capital was $150,546 and $(350,791) at December 31, 1995 and 1994, respectively. The improvement reflects primarily: (i) increased accounts receivable balances as a result of growth in revenues; and (ii) infusion of cash from the issuance of equity and debt, some of which debt converted to equity in the fourth quarter of 1995. (See Cash Flow from Financing Activities discussion below regarding 8% Convertible Secured Notes and 10% Subordinated Notes.)

         Cash Flow from Operations. Net cash used by operations was $2,255,035, $4,403,703 and $3,653,316 in 1995, 1994, and 1993, respectively. In 1994 and
1993, the Company expanded its operations into six and three new markets, respectively, which required the use of cash to fund start-up costs for new call centers. The reduction in use of cash by operations in 1995 was primarily due to the opening of only one new call center and to the growth in revenues in existing markets. The reduction in use of cash by operations also reflects the Company's efforts to reduce costs and increase efficiency through more effective personnel scheduling and technology enhancements allowing faster call processing time without compromise of quality of service. Quality of service remains a high priority and, if necessary, the efficiencies of scheduling will be adjusted in order to maintain the desired quality, which could have an adverse effect on operating profitability.

         The Company expects that in 1996, operations of existing call centers will contribute to cash flow, but there can be no assurance that the Company will be successful in its continuing efforts to increase call volumes and operating efficiencies, while controlling costs.

         Cash Flow from Investing Activities. Net cash provided or (used) by investing activities was $100,616; $(914,974); and $(1,293,289) in 1995, 1994,
and 1993, respectively. Primarily, the market expansion in 1994 and 1993 required the use of proceeds for capital equipment. In 1994 and 1993, capital equipment acquired through lease financing was $1,929,810 and $95,680, respectively, reflected in the relatively lower use of Company proceeds for investing activities in 1994. In 1996, the Company expects to continue to primarily use debt sources and lease financing for its capital equipment needs.

         Cash Flow from Financing Activities. Net cash provided by financing activities was $2,993,050; $5,328,596; and $4,749,679 in 1995, 1994, and 1993,
respectively.

         In 1995, several financing transactions resulted in the proceeds and uses of cash. The 1995 10% Subordinated Notes were issued to refinance the maturing 1994 10% Subordinated Notes, resulting in net proceeds to the Company of $250,000. The 8% Convertible Secured Notes offering was completed, resulting in proceeds to the Company of $3,050,000. During the year, warrants for the purchase of 327,411 shares of the Company's common stock were exercised, resulting in proceeds to the Company of approximately $1,088,080. The completion of the rescission offer resulted in the Company's purchase of approximately 135,414 shares of common stock, a use of proceeds of $613,760 plus interest of $124,900.

         In 1994, the issuance of debt and equity resulted in the following proceeds to the Company: (i) the 1994 10% Subordinated Notes provided $3,610,000 in proceeds; (ii) the initial portion of the $5,000,000 offering of the Company's 8% Convertible Secured Notes resulted in $1,950,000 in proceeds; and
(iii) warrants and options were exercised resulting in proceeds to the Company of $338,089.

         In 1993, the primary source of proceeds from financing activity was the issuance of equity.

         Future Capital Needs and Resources. The primary uses of capital are expected to be expansion of existing markets, funding of start-up operating losses for newly opened markets, principal and interest payments on indebtedness, and purchase of equipment for improvement of existing and furnishing of additional operating sites.

         In 1995, the future debt obligations of the Company were significantly reduced through the conversion of a portion of its debt into equity. Subsequent to December 31, 1995, $400,000 of the remaining 1995 10% Subordinated Notes were converted to equity. From July 1996 through January 1997, the remaining portions of the Subordinated Notes mature, reflecting an obligation for principal payments of $1,550,000.

         Subsequent to December 31, 1995, certain warrants for the purchase of the Company's common stock were exercised, resulting in cash proceeds to the Company of approximately $597,000.

         Subsequent to December 31, 1995, the Company entered into a $3,000,000 Secured Operating Line of Credit with a commercial bank. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. As of March 15, 1996, there was no borrowing on this line of credit.

         In addition, most existing call centers are currently providing cash flow from operations. The Company anticipates that its available cash, existing and anticipated credit facilities, and cash flow from operations will be sufficient to fund working capital requirements related to existing operations, the repayment of debt, the anticipated expansion of its operations to new markets in 1996, and continued growth, including development of new product features and improvement of technology.

         However, if the Company should obtain substantial new business, there can be no assurance that existing capital resources would be sufficient to fund the necessary expansion. If adequate funds are not available, the growth of the Company would be significantly impaired. Also, the cancellation or non-renewal of a material existing contract by a carrier could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company is in discussions with investment banking firms about an initial public offering of the Company's common stock. However, no assurance can be given that the Company will pursue an initial public offering of stock or, should the Company proceed with an initial public offering, that the offering price will exceed the prices paid by original purchasers of the common stock. The proceeds of such an offering would be used for a variety of purposes, including market expansion, development of product features and retirement of debt.

         Effect of Inflation. The effect of inflation was not a material factor affecting the Company's business during 1995, 1994, or 1993.



ITEM 7.   FINANCIAL STATEMENTS.

         See pages F-1 through F-12.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None. See Form 8-K dated November 30, 1995 regarding Change in Registrant's Certifying Accountant.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by Item 9 is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting under the caption of "Management."



ITEM 10.   EXECUTIVE COMPENSATION.

         The information required by Item 10 is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting under the caption of "Executive Compensation."



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting under the caption of "Principal Shareholders."



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is incorporated by reference to the Company's Proxy Statement for its 1996 Annual Meeting under the caption of "Certain Transactions."



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

3.1      Second Restated Articles of Incorporation of Metro One
         Telecommunications, Inc. *

3.2      Amendment to the Bylaws of Metro One Telecommunications, Inc. *

3.3      Bylaws of Metro One Direct Information, Inc.  (1)

10.1     Form of Enhanced Directory Assistance Agreement (1)

10.2 Enhanced Directory Assistance Agreement between Ameritech Mobile Communications, Inc. and the Company dated June 16, 1994 (2)

10.3 Lease Agreement between and among Petula Associates, Ltd., Koll Creekside Associates and the Company (1)

10.4 8% Convertible Secured Note Purchase Agreement dated as of November 30, 1994 together with related exhibits (1)

10.5 Enhanced Directory Assistance Trial Agreement between United Telephone of Minnesota and the Company dated December 5, 1994 (1)

10.6     Consulting Agreement with G. Raymond Doucet  (1)

10.7 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 *

10.8     1994 Stock Incentive Plan *

10.9     1995 Employment Agreement with Timothy A. Timmins *

10.10    1995 Employment Agreement with Patrick M. Cox *


(b) REPORTS FILED ON FORM 8-K

         In the last quarter of 1995, the Registrant filed the following current reports on Form 8-K:

         Date of Report             Items Reported
         --------------             --------------
         November 30, 1995          Change in Registrant's Certifying Accountant



- ----------------------------
 *       Previously filed as an exhibit to this Form 10-KSB.

(1) Filed as an Exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-88926-LA) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 333-05183) and incorporated herein by reference.

INDEPENDENT AUDITORS REPORT
- --------------------------------------------------------------------------------


To The Board of Directors and Stockholders of
Metro One Telecommunications, Inc.
Portland, Oregon


We have audited the accompanying balance sheet of Metro One Telecommunications, Inc. (formerly Metro One Direct Information Services, Inc.) as of December 31, 1995 and the related statement of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the years ended December 31, 1994 and 1993 were audited by other auditors whose reports, dated February 6, 1995 and April 29, 1994, expressed an unqualified opinion on those statements and included an explanatory paragraph describing that the financial statements had been prepared assuming that the Company would continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
- -------------------------
DELOITTE & TOUCHE LLP
Portland, Oregon
March 18, 1996

                       Report of Independent Accountants


February 6, 1995

To the Board of Directors and Shareholders of Metro One Telecommunications, Inc.

        In our opinion, the accompanying balance sheet and the related statements of operations, of common stock subject to rescission and shareholders' deficit, and of cash flows present fairly, in all material respects, the financial position of Metro One Telecommunications, Inc. (formerly Metro One Direct Information Services, Inc.) at December 31, 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Metro One Telecommunications, Inc. for any period subsequent to December 31, 1994.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and, at December 31, 1994, has an accumulated deficit of $14,713,210. In addition, as more fully discussed in Note 9 to the financial statements, the Company has filed with certain securities regulators registration statements pertaining to a planned rescission offering for certain purchasers' equity securities because Company management cannot draw a conclusion with certainty that all applicable state and federal securities laws were complied with in all material respects in connection with the issuance of such securities. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP
Portland, Oregon

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------

                                                                     YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                              1995              1994              1993
                                                          -----------       -----------       -----------
Revenues                                                  $13,074,206       $ 5,050,202       $ 1,442,071
                                                          -----------       -----------       -----------
Costs and expenses:
    Direct operating                                        7,156,855         4,793,416         2,140,711
    General and administrative                              5,999,548         4,267,585         3,322,290
                                                          -----------       -----------       -----------
                                                           13,156,403         9,061,001         5,463,001
                                                          -----------       -----------       -----------

Loss from operations                                          (82,197)       (4,010,799)       (4,020,930)

Other income (expense)                                        122,670          (131,310)           44,345
Loss on asset dispositions                                     (8,533)          (51,574)          (11,058)
Debt conversion expense                                      (384,071)             --                --
Interest and loan fees                                     (1,371,936)         (841,407)          (85,003)
                                                          -----------       -----------       -----------

Net loss                                                  $(1,724,067)      $(5,035,090)      $(4,072,646)
                                                          ===========       ===========       ===========

Weighted average number of common shares outstanding        5,562,959         5,039,272         4,023,233

Loss per share                                            $      (.31)      $     (1.00)      $     (1.01)
                                                          ===========       ===========       ===========


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                                  DECEMBER 31,
                                                                        -------------------------------
                                                                            1995               1994
                                                                        ------------       ------------
ASSETS

Current assets:
    Cash and cash equivalents                                           $  1,148,822       $    310,191
    Accounts receivable                                                    2,617,465          1,357,925
    Notes receivable                                                            --              174,555
    Current portion notes receivable from officers/shareholders                2,900                903
    Prepaid costs and other current assets                                   357,197             71,048
                                                                        ------------       ------------

        Total current assets                                               4,126,384          1,914,622

 Furniture, fixtures and equipment, net                                    4,187,554          4,067,928
 Notes receivable from officers/shareholders, less current portion            25,858             32,315
 Other assets                                                                376,682            283,917
                                                                        ------------       ------------

                                                                        $  8,716,478       $  6,298,782
                                                                        ============       ============

LIABILITIES, COMMON STOCK SUBJECT TO POTENTIAL RESCISSION
    AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                        $    769,892       $    518,849
    Current portion of long-term debt                                      2,045,897            400,000
    Accounts payable and accrued expenses                                  1,160,049          1,346,564
                                                                        ------------       ------------

        Total current liabilities                                          3,975,838          2,265,413

Capital lease obligations, less current portion                            1,366,205          1,272,387
Long-term debt, less current portion                                         100,000          5,160,000
                                                                        ------------       ------------

                                                                           5,442,043          8,697,800
                                                                        ------------       ------------

Commitments and contingencies (Notes 9 and 11)                                  --                 --
Common stock subject to potential rescission;
    5,210,612 shares issued and outstanding                                     --           12,314,191
                                                                        ------------       ------------


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                                 --                 --
Common stock, no par value; 490,000,000 shares
    authorized, 7,936,545 issued and outstanding                          19,711,711               --
Accumulated deficit                                                      (16,437,276)       (14,713,209)
                                                                        ------------       ------------

Net shareholders' equity (deficit)                                         3,274,435        (14,713,209)
                                                                        ------------       ------------

                                                                        $  8,716,478       $  6,298,782
                                                                        ============       ============


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
- --------------------------------------------------------------------------------

                                                                                   COMMON STOCK
                                                                          SUBJECT TO POTENTIAL RESCISSION
                                                                         ---------------------------------
                                                                             SHARES              AMOUNT
                                                                         ------------         ------------
Balances at December 31, 1992                                               2,861,928         $  5,655,920

Common stock issued for cash                                                  581,774            4,579,273
Stock options/warrants exercised                                               85,288              154,261
Common stock issued for services                                                  745                6,000
Common stock issued upon conversion of
    debentures and related accrued interest                                 1,462,494            1,584,281
Stock options issued for services                                                --                 22,050
Stock issuance fees                                                              --                (25,683)

Net loss                                                                         --                   --
                                                                         ------------         ------------

Balances at December 31, 1993                                               4,992,229           11,976,102

Stock options/warrants exercised, net                                         218,383              338,089

Net loss                                                                         --                   --
                                                                         ------------         ------------

Balances at December 31, 1994                                               5,210,612           12,314,191

Common stock purchased in rescission offering                                (135,414)            (613,760)
Reclassified upon completion of rescission offering                        (5,075,198)         (11,700,431)
Stock options/warrants exercised                                                 --                   --
Stock issued for services                                                        --                   --
Conversion of long-term debt to common stock                                     --                   --

Net loss                                                                         --                   --
                                                                         ------------         ------------

Balances at December 31, 1995                                                       0         $          0
                                                                          ===========         =============

                                                                               SHAREHOLDERS'  EQUITY (DEFICIT)
                                                        ----------------------------------------------------------------------------
                                                                  COMMON STOCK
                                                        --------------------------------     (ACCUMULATED        NET SHAREHOLDERS'
                                                           SHARES              AMOUNT           DEFICIT)         EQUITY (DEFICIT)
                                                        ------------        ------------      ------------       -----------------
Balances at December 31, 1992                                   --                  --        $ (5,605,473)        $ (5,605,473)

Common stock issued for cash                                    --                  --                --                   --
Stock options/warrants exercised                                --                  --                --                   --
Common stock issued for services                                --                  --                --                   --
Common stock issued upon conversion of
    debentures and related accrued interest                     --                  --                --                   --
Stock options issued for services                               --                  --                --                   --
Stock issuance fees                                             --                  --                --                   --

Net loss                                                        --                  --          (4,072,646)          (4,072,646)
                                                        ------------        ------------      ------------         ------------

Balances at December 31, 1993                                   --                  --          (9,678,119)          (9,678,119)

Stock options/warrants exercised, net                           --                  --                --                   --

Net loss                                                        --                  --          (5,035,090)          (5,035,090)
                                                        ------------        ------------      ------------         ------------

Balances at December 31, 1994                                   --                  --         (14,713,209)         (14,713,209)

Common stock purchased in rescission offering                   --                  --                --                   --
Reclassified upon completion of rescission offering        5,075,198        $ 11,700,431              --             11,700,431
Stock options/warrants exercised                             327,412           1,088,080              --              1,088,080
Stock issued for services                                      5,714              13,200              --                 13,200
Conversion of long-term debt to common stock               2,528,221           6,910,000              --              6,910,000

Net loss                                                        --                  --          (1,724,067)          (1,724,067)
                                                        ------------        ------------      ------------         ------------

Balances at December 31, 1995                              7,936,545        $ 19,711,711      $(16,437,276)        $  3,274,435
                                                        ============        ============      ============         ============






         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------

                                                                                 YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------
                                                                        1995              1994              1993
                                                                    -----------       -----------       -----------
Cash flows from operating activities:
    Net loss                                                        $(1,724,067)      $(5,035,090)      $(4,072,646)
    Adjustments to reconcile net loss to net cash
      used in operating activities:

        Depreciation and amortization                                   996,834           742,135           379,904
        Loss on disposal of fixed assets                                  8,533            51,574            11,058
        Gain on settlement of disputed payable                          (98,918)             --                --
        Reduction of notes receivable                                     4,400              --                --
        Services paid with debt and equity instruments                   13,200           150,000            28,050
        Debt conversion expense                                         255,780              --                --
    Changes in certain assets and liabilities:
        Accounts receivable                                          (1,259,540)         (921,528)         (174,725)
        Prepaid expenses and other assets                              (393,707)         (173,754)          (45,171)
        Accounts payable and accrued expenses                           (57,550)          782,960           220,214
                                                                    -----------       -----------       -----------

           Net cash used in operating activities                     (2,255,035)       (4,403,703)       (3,653,316)
                                                                    -----------       -----------       -----------
Cash flows from investing activities:
    Capital expenditures                                                (74,422)         (955,963)       (1,314,070)
    Issuance of notes receivable from shareholders                         --                --             (22,200)
    Issuance of notes receivable                                           --            (150,000)          (61,406)
    Collections on notes receivable from shareholders                     3,398           175,806            38,146
    Collections on notes receivable                                     171,640            15,183            66,241
                                                                    -----------       -----------       -----------

           Net cash provided by (used in) investing activities          100,616          (914,974)       (1,293,289)
                                                                    -----------       -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                    --             470,000              --
    Repayment of bank debt                                                 --            (470,000)             --
    Repayment of capital lease obligations                             (721,387)         (234,254)           (1,491)
    Proceeds from issuance of notes payable                                --                --             236,431
    Repayment of debt                                                  (309,883)         (185,239)         (193,112)
    Proceeds from issuance of long-term debt                          3,550,000         5,410,000              --
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                   1,088,080           338,089         4,707,851
    Common stock purchased in rescission offering                      (613,760)             --                --
                                                                    -----------       -----------       -----------

           Net cash provided by financing activities                  2,993,050         5,328,596         4,749,679
                                                                    -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents                    838,631             9,919          (196,926)

Cash and cash equivalents, beginning of year                            310,191           300,272           497,198
                                                                    -----------       -----------       -----------

Cash and cash equivalents, end of year                              $ 1,148,822       $   310,191       $   300,272
                                                                    ===========       ===========       ===========


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

I.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NAME CHANGE. In 1995, the Board of Directors and shareholders approved an amendment to the Restated Articles of Incorporation changing the name of the Company to Metro One Telecommunications, Inc.(the "Company") The former name of the Company was Metro One Direct Information Services, Inc.

NATURE OF OPERATIONS. The Company provides enhanced directory assistance services to telecommunications carriers and their customers. Revenues are derived principally through fees charged to telecommunications carriers. The Company has call centers located throughout the United States in or near metropolitan areas, such as Chicago; Baltimore; San Diego; Seattle; Ft. Lauderdale; Detroit; Denver; and others.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes cash deposits in banks and highly liquid investments maturing within approximately 9o days of purchase.

REVENUE RECOGNITION. Under existing contracts with telecommunications carriers, the Company records as revenue charges for the amount of telecommunications services rendered, generally as measured by the number of calls processed. Revenue is recognized as services are provided.

MAJOR CUSTOMERS. In 1995, twelve customers accounted for substantially all revenue reported and comprised the entire accounts receivable balance at December 31. The Company's three largest customers accounted for approximately 29%, 23%, and 20%, respectively, of revenue in 1995. In 1994, six customers accounted for all revenue reported and comprised the entire accounts receivable balance at December 31. In 1993, five customers accounted for approximately 78 percent of revenue and also comprised the entire accounts receivable balance at December 31, 1993. Historically the Company has not incurred significant losses related to its accounts receivable.

FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenses for repairs and maintenance are expensed as incurred, and renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the statement of operations.

PER SHARE AMOUNTS. All share and per share amounts have been restated to reflect a .2857-for-one (approximately a one-for-three and one-half) reverse stock split. The effective date of the reverse stock split was December 12, 1995. The per share amounts are based on the weighted average number of shares of common stock outstanding during the period of computation. Common stock equivalents, including shares subject to debt conversion, warrants and options, have been excluded from the computation because their effect would be antidilutive.

PATENTS AND TRADEMARKS. Patents and trademarks are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets of five to ten years. In the event that facts and circumstances indicate that the cost of patents, or trademarks may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Accounts receivable and payable as reported on the accompanying balance sheets are collectible and payable, respectively, within 60 days and, as a result, approximate fair value. The Company's notes receivable and payable and subordinated notes bear interest rates that approximate current market rates; thus, the recorded value of these notes is considered to be at fair value.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year.Actual results could differ from those estimates.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

RECLASSIFICATION. Certain balances in the 1993 and 1994 financial statements have been reclassified to conform with 1995 presentations. Such reclassifications had no effect on results of operations or accumulated earnings (deficit).

2.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment by major classification are summarized as follows:

                                                                      DECEMBER 31,
                                 ------------------------------------------------------------------------------------
                                                   1995                                         1994
                                 ----------------------------------------     ---------------------------------------
                                   LEASED         OWNED          TOTAL          LEASED        OWNED          TOTAL
                                 ----------    -----------    -----------     ----------    ----------    -----------
Equipment                        $2,461,270    $ 2,213,755    $ 4,675,025     $1,788,388    $2,047,065    $ 3,835,453
Furniture and fixtures              594,186        879,749      1,473,935        360,823       862,936      1,223,759
Leasehold improvements                    -        110,958        110,958              -       185,609        185,609
                                 ----------    -----------    -----------     ----------    ----------    -----------
                                  3,055,456      3,204,462      6,259,918      2,149,211     3,095,610      5,244,821
Less accumulated depreciation
    and amortization               (614,803)    (1,457,561)    (2,072,364)      (197,346)     (979,547)    (1,176,893)
                                 ----------    -----------    -----------     ----------    ----------    -----------

                                 $2,440,653    $ 1,746,901    $ 4,187,554     $1,951,865    $2,116,063    $ 4,067,928
                                 ==========    ===========    ===========     ==========    ==========    ===========


3.   NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS

Notes receivable from officers/shareholders are summarized as follows:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                   1995            1994
                                                                                ----------      ----------
Unsecured notes receivable including interest at 7.89%
    per annum                                                                   $   28,758      $   33,218

Less current portion                                                                 2,900             903
                                                                                ----------      ----------

Notes receivable from officers/shareholders, less current portion               $   25,858      $   32,315
                                                                                ==========      ==========


4.   LONG-TERM DEBT

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                   1995            1994
                                                                                ----------      ----------
8% Convertible Secured Notes, interest payable monthly,
    due June 1996                                                                     --        $1,950,000

10% Subordinated Notes, unsecured,  interest payable monthly, due July 1996
    through January 1997                                                        $1,950,000       3,610,000

Unsecured notes, payable in monthly installments of $33,415, due
through June 1996, including interest at 8%                                        195,897            --
                                                                                ----------      ----------

                                                                                 2,145,897       5,560,000
Less current portion                                                             2,045,897         400,000
                                                                                ----------      ----------

Long-term debt, less current portion                                            $  100,000      $5,160,000
                                                                                ==========      ==========

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
8% CONVERTIBLE SECURED NOTES. In 1994 and 1995, the Company issued $5,000,000 in 8% Convertible Secured Notes. The Convertible Secured Notes bore interest at 8% per annum and were (i) secured by the Company's assets, (ii) payable on June 30, 1996, and (iii) convertible into the Company's common stock at a rate of $2.31 per share. During the fourth quarter of 1995, these Convertible Secured Notes were converted into 2,164,402 shares of the Company's common stock.

In connection with the conversion, the Company recognized a charge for early conversion in the amount of $384,071, including the write-off of approximately $128,000 in offering costs previously capitalized.

10% SUBORDINATED NOTES. In 1995, the Company issued $3,860,000 of new 10% subordinated notes with warrants (the "1995 Subordinated Notes"), the proceeds of which were primarily used to refinance $3,610,000 in subordinated notes ("1994 Subordinated Notes"). The 1995 Subordinated Notes have maturities of no less than 18 months and bear interest at 10% per annum payable monthly. These 1995 Subordinated Notes can be paid before maturity at the option of the Company, with no penalty. In the event of an initial public offering, the then outstanding 1995 Subordinated Notes are convertible, at the option of the holder, into common stock at a price equal to 80% of the initial public offering price.

Issued with each note was a warrant for the purchase of that number of shares of the Company's common stock equal to the principal amount of the note divided by $8.75. The exercise prices of the warrants related to the 1994 Subordinated Notes and the 1995 Subordinated Notes are $5.25 and $2.31, respectively, and the warrants are exercisable at any time on or before three years from the date of issuance.

In 1995, a certain noteholder exercised warrants for the purchase of 293,130 shares of the Company's common stock.

In 1995, the Company extended an offer to holders of 1995 Subordinated Notes to convert their notes to common stock of the Company at $5.25 per share. Principal in the amount of $1,910,000 was converted into 363,819 shares of the Company's common stock. The remaining 1995 Subordinated Notes are due as follows:
$1,850,000 in 1996 and $100,000 in 1997. See Note 13 Subsequent Events.

5.    LEASE OBLIGATIONS

The Company entered into $1,066,249 of new capital leases during 1995 and $1,929,810 during 1994. Interest paid for capital lease obligations was approximately $405,120, $117,933 and $0 in 1995, 1994 and 1993, respectively.

The Company also leases office, operating facilities and equipment under operating leases with unexpired terms of one to six years. Rental expense for operating leases was approximately $780,000, $528,000 and $313,000 for 1995, 1994 and 1993, respectively.

Minimum annual rentals for the five years subsequent to 1995 and in the aggregate thereafter are as follows:

                     YEAR ENDING
                      DECEMBER 31                                     CAPITAL LEASES     OPERATING LEASES
                  ------------------                                 -----------------  -----------------
                         1996                                           $ 1,127,956        $    820,810
                         1997                                               785,646             849,687
                         1998                                               525,871             742,270
                         1999                                               377,450             632,405
                         2000                                                56,547             494,901
                      Thereafter                                                  -             270,081
                                                                     --------------     ---------------
                  Total minimum lease payments                            2,873,470        $  3,810,154
                                                                                        ===============
                  Less interest portion                                     737,373
                                                                     --------------
                  Present value of net minimum
                      lease payments, capital leases                      2,136,097
                  Less portion due within one year                          769,892
                                                                     --------------
                                                                        $ 1,366,205

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
6.   SHAREHOLDERS' EQUITY (DEFICIT)

COMMON STOCK. In 1995, the Company's Board of Directors and shareholders approved a .2857-for-one (approximately a one-for-three and one-half) reverse split of the Company's common stock. All share and per share amounts have been restated to retroactively reflect the reverse stock split.

PREFERRED STOCK. In 1995, the Board of Directors and the shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of authorized shares of preferred stock, without par value, from 10,000 to 10,000,000.

COMMON STOCK OPTIONS AND WARRANTS. The Company has issued nonqualified stock options and/or warrants to certain shareholders, consultants and other parties. Generally, these options and warrants vested immediately upon grant and are exercisable at prices determined by the Board of Directors.

In 1994 and 1995, the Board of Directors and shareholders, respectively, approved a Stock Incentive Plan (the "Plan"). The Plan provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants, with 1,428,500 shares of common stock reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees of the Company.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted. The option price per share of a non-qualified stock option may be at any price established by the Board of Directors or a committee thereof established for purposes of administering the plan. Options become exercisable at the times and subject to the conditions prescribed by the Board of Directors. Generally, options vest over a period of four years and the term of each option may not exceed ten years. Payment for shares purchased pursuant to options may be made in cash or by delivery of shares of common stock having a market value equal to the exercise of the option. As of December 31, 1995, 363,221 incentive options and 1,393,119 non-qualified options had been granted under the Plan, at an exercise price of $8.05 per share of common stock. At December 31, 1995, approximately 758,009 of the options granted under the Plan were exercisable.

Stock option and warrant activity is summarized as follows:

                                                                      NUMBER OF SHARES       PRICE RANGE
                                                                      ----------------       -----------
                  Balance at December 31,1992                                  802,816       $  .04 - 5.25

                  Granted                                                       92,853         1.75 - 8.05
                  Cancelled/Expired                                                  -                   -
                  Exercised                                                    (85,288)        1.75 - 3.50
                                                                     -----------------  ------------------

                  Balance at December 31, 1993                                 810,381          .04 - 8.05

                  Granted                                                      561,116         5.25 - 8.05
                  Cancelled/Expired                                                  -                   -
                  Exercised                                                   (218,383)         .04 - 1.75
                                                                     -----------------  ------------------

                  Balance at December 31,1994                                1,153,114         1.75 - 8.05

                  Granted                                                    1,756,340                8.05
                  Cancelled/Expired                                           (208,918)               8.05
                  Exercised                                                   (327,412)        1.75 - 5.25
                                                                     -----------------  ------------------
                  Balance at December 31, 1995                               2,373,124       $ 1.75 - 8.05
                                                                     =================  ==================

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
7.   RELATED PARTIES

During 1994 and 1995, the Company entered into various capital lease arrangements for furniture, fixtures and equipment with a company owned by a shareholder of the Company. Minimum capital lease obligations to this related party totalled $1,024,380 and $1,017,759 at December 31, 1995 and 1994,
respectively.

8.   INCOME TAXES

In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The adoption of this statement had no effect on pre-tax loss from continuing operations. Deferred taxes are comprised of the following:

                                                                DECEMBER 31,
                                             -------------------------------------------------
                                                 1995               1994               1993
                                             -----------        -----------        -----------
Tax depreciation in excess of book           $   456,353        $   280,999        $   120,734
                                             -----------        -----------        -----------

Gross deferred tax liabilities                   456,353            280,999            120,734
                                             -----------        -----------        -----------

Net operating loss carryforwards              (6,492,802)        (6,178,885)        (3,594,814)
Expenses not currently deductible               (142,566)           (56,706)           (98,306)
Tax credit carryforwards                          (7,221)              --                 --
                                             -----------        -----------        -----------

Gross deferred tax assets                     (6,642,589)        (6,235,591)        (3,693,120)

Deferred tax asset valuation allowance         6,186,236          5,954,592          3,572,386
                                             -----------        -----------        -----------

Net deferred tax asset                       $      --          $      --          $      --
                                             ===========        ===========        ===========

For financial reporting and income tax purposes, the Company has net operating loss carryforwards aggregating approximately $16.7 million at December 31, 1995. Such carryforwards are available to offset taxable income in future years through their expiration in 2004 to 2010. The issuance of common stock since the Company's inception has resulted in changes in ownership which limit the annual utilization of these net operating loss carryforwards.

9.   POTENTIAL RESCISSION LIABILITY

In 1995, the Company filed a registration statement with the Securities and Exchange Commission and certain state securities regulators for a rescission offering whereby it offered to certain holders of its common stock the right to rescind their purchase of shares of the Company's common stock and to receive, in exchange for the common stock relinquished to the Company, a payment equal to the purchase price of such securities plus interest from the date of purchase at the applicable statutory rate of the state in which they reside. The securities intended to be the subject of the Rescission Offer included 4,699,539 shares of common stock outstanding at March 31, 1995 and purchased or converted from debt securities by persons who resided in Oregon and certain other states.

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

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
10.      BENEFIT PLANS

During 1992, the Company established a deferred compensation savings plan for the benefit of its eligible employees. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k). Upon reaching the age of twenty-one, each employee becomes eligible to participate in the savings plan six months following the initial date of employment. The employee must also complete 1,000 hours of service in any twelve-month period. Under the plan, the Company can make discretionary contributions to the plan as approved by the Board of Directors. Participants' interest in Company contributions to the plan vest over a four-year period. The Company has made no contributions since the plan's inception.

11.      COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position or results of its operations.

12.      STATEMENT OF CASH FLOWS

Supplemental disclosure of Cash Flow information:

                                                          YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                   1995             1994             1993
                                                ----------       ----------       ----------
Equipment acquired by capital lease             $1,066,249       $1,929,810       $   95,680
Conversion of debt into common stock             6,910,000             --               --
Conversion of debentures and related
    accrued interest into common stock                --               --          1,584,281
Note receivable offset against debenture
    and related accrued interest balances             --               --             14,007


Cash paid for interest in 1995, 1994 and 1993 was $1,477,860, $468,155 and
$41,566, respectively.

13.      SUBSEQUENT EVENTS

In March 1996, the Company entered into a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. At March 18, 1996, the Company has no borrowings against this line of credit.

In March 1996, $400,000 in principal of the 1995 Subordinated Notes was converted to equity, resulting in the issuance of 76,191 shares of the Company's common stock.

In January and February 1996, warrants for the purchase of 341,370 shares of common stock were exercised, resulting in $597,387 proceeds to the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                       METRO ONE TELECOMMUNICATIONS, INC.

                                       By:  /s/ Timothy A. Timmins
                                           -----------------------
                                           Timothy A. Timmins
                                           President & Chief Executive Officer

July 23, 1996




         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature                                   Title                                       Date
- ---------                                   -----                                       ----
/s/ Timothy A. Timmins                      President, Chief Executive Officer          July 23, 1996
- ----------------------------                and Director
Timothy A. Timmins

/s/ Patrick M. Cox                          Executive Vice President,                   July 23, 1996
- ----------------------------                Chief Operating Officer and Director
Patrick M. Cox

/s/ Stebbins B. Chandor, Jr.                Senior Vice President and Chief             July 23, 1996
- ----------------------------                Financial Officer
Stebbins B. Chandor, Jr.

/s/ Karen L. Johnson                        Vice President and Controller,              July 23, 1996
- ----------------------------                Principal Accounting Officer
Karen L. Johnson

/s/ Jean de Grandpre                        Chairman of the Board of Directors          July 23, 1996
- ----------------------------
Jean de Grandpre

/s/ G. Raymond Doucet                       Director                                    July 23, 1996
- ----------------------------
G. Raymond Doucet

/s/ William D. Rutherford                   Director                                    July 23, 1996
- ----------------------------
William D. Rutherford

                                 EXHIBIT INDEX

No.      Description
- ---      -----------
3.1      Second Restated Articles of Incorporation of Metro One
         Telecommunications, Inc. *

3.2      Amendment to the Bylaws of Metro One Telecommunications, Inc. *

3.3      Bylaws of Metro One Direct Information, Inc.  (1)

10.1     Form of Enhanced Directory Assistance Agreement (1)

10.2 Enhanced Directory Assistance Agreement between Ameritech Mobile Communications, Inc. and the Company dated June 16, 1994 (2)

10.3 Lease Agreement between and among Petula Associates, Ltd., Koll Creekside Associates and the Company (1)

10.4 8% Convertible Secured Note Purchase Agreement dated as of November 30, 1994 together with related exhibits (1)

10.5 Enhanced Directory Assistance Trial Agreement between United Telephone of Minnesota and the Company dated December 5, 1994 (1)

10.6     Consulting Agreement with G. Raymond Doucet  (1)

10.7 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 *

10.8     1994 Stock Incentive Plan *

10.9     1995 Employment Agreement with Timothy A. Timmins *

10.10    1995 Employment Agreement with Patrick M. Cox *

- -------------------------
*   Previously filed as an exhibit to this Form 10-KSB.

(1) Filed as an Exhibit to Registrant's Registration Statement on Form SB-2 (No. 33-88926-LA) and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Registration Statement on From S-1 (Commission File No. 333-05183) and incorporated herein by reference.