Form 10-Q
period 1996-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 1996-08-12
CIK 920990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

  YES  X  NO __

AT AUGUST 7, 1996, 8,527,658 COMMON SHARES WERE OUTSTANDING.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES __   NO X

                       METRO ONE TELECOMMUNICATIONS, INC.

                             INDEX TO FORM 10 - QSB

                                                                                                       Page No.
Part I   Financial information
                  Condensed Statements of Operations (Unaudited)
                     Three and six months ended June 30, 1996 and 1995                                    1

                  Condensed Balance Sheets  (Unaudited)
                     June 30, 1996 and December 31, 1995                                                  2

                  Condensed Statements of Cash Flows  (Unaudited)
                     Six months ended June 30, 1996 and 1995                                              3

                  Notes to Condensed Financial Statements                                                 4-5

                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  6-9

Part II  Other information

                  Item 1   Legal Proceedings                                                              9
                  Item 6   Exhibits and Reports on Form 8-K                                               10

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
- --------------------------------------------------------------------------------

                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                            1996               1995              1996                1995
                                        -----------        -----------        -----------        -----------
Revenues                                $ 4,516,123        $ 3,041,980        $ 8,744,436        $ 5,679,815
                                        -----------        -----------        -----------        -----------

Costs and expenses:
    Direct operating                      1,976,569          1,823,896          3,970,739          3,611,162
    General and administrative            1,815,574          1,366,778          3,555,371          2,852,391
                                        -----------        -----------        -----------        -----------
                                          3,792,143          3,190,674          7,526,110          6,463,553
                                        -----------        -----------        -----------        -----------

Income (loss) from operations               723,980           (148,694)         1,218,326           (783,738)

Other income (expense)                     (134,397)           118,747           (181,273)           121,381
Interest and loan fees                     (147,394)          (333,594)          (309,685)          (609,646)
                                        -----------        -----------        -----------        -----------

Net income (loss)                       $   442,189        $  (363,541)       $   727,368        $(1,272,002)
                                        ===========        ===========        ===========        ===========

Net income (loss) per  common and
   common equivalent share
    Primary                             $       .05        $      (.07)       $       .08        $      (.24)
                                        ===========        ===========        ===========        ===========
    Fully diluted                       $       .05        $      (.07)       $       .08        $      (.24)
                                        ===========        ===========        ===========        ===========

         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                         June 30,          December 31,
                                                       ------------        ------------
                                                           1996                1995
                                                       ------------        ------------
                                                       (UNAUDITED)

ASSETS
Current assets:
    Cash and cash equivalents                          $  2,189,521        $  1,148,822
    Accounts receivable                                   2,430,569           2,617,465
    Other current assets                                    621,626             360,097
                                                       ------------        ------------

        Total current assets                              5,241,716           4,126,384

Furniture, fixtures and equipment, net                    4,559,474           4,187,554
Other assets                                                428,297             402,540
                                                       ------------        ------------

                                                       $ 10,229,487        $  8,716,478
                                                       ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations       $    782,289        $    769,892
    Current portion of long-term debt                       100,000           2,045,897
    Note payable, bank                                      550,000                --
    Accounts payable and accrued expenses                 1,373,093           1,160,049
                                                       ------------        ------------

        Total current liabilities                         2,805,382           3,975,838

Capital lease obligations, less current portion           1,557,706           1,366,205
Long-term debt, less current portion                         67,200             100,000
                                                       ------------        ------------

                                                          4,430,288           5,442,043
                                                       ------------        ------------

Commitments and contingencies (Note 3)                         --                  --


Shareholders' equity:

Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                --                  --
Common stock, no par value; 490,000,000 shares
    authorized, 8,513,373 and 7,936,545 shares,
    respectively,  issued and outstanding                21,509,107          19,711,711
Accumulated deficit                                     (15,709,908)        (16,437,276)
                                                       ------------        ------------

Net shareholders' equity                                  5,799,199           3,274,435
                                                       ------------        ------------

                                                       $ 10,229,487        $  8,716,478
                                                       ============        ============

         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
- --------------------------------------------------------------------------------

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                         1996               1995
                                                                      -----------        -----------

Cash flows from operating activities:
    Net income (loss)                                                 $   727,368        $(1,272,002)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                     553,475            490,973
        Loss on disposal of fixed assets                                      319              2,299
        Gain on settlement                                                   --              (98,918)
    Changes in certain assets and liabilities:
        Accounts receivable                                               186,896           (726,767)
        Prepaid expenses and other assets                                (230,248)          (133,456)
        Accounts payable and accrued expenses                             213,044           (120,972)
                                                                      -----------        -----------

           Net cash provided by (used in) operating activities          1,450,854         (1,858,843)
                                                                      -----------        -----------

Cash flows from investing activities:
    Capital expenditures                                                 (305,533)           (56,131)
    Collections on notes receivable                                         1,660            170,565
                                                                      -----------        -----------

           Net cash provided by (used in) investing activities           (303,873)           114,434
                                                                      -----------        -----------

Cash flows from financing activities:
    Debt issue costs, net                                                    --             (209,781)
    Repayment of capital lease obligations                               (474,980)          (312,159)
    Proceeds from issuance of bank debt                                   550,000               --
    Repayment of debt                                                    (745,897)          (250,000)
    Proceeds from issuance of long-term debt                               67,200          3,425,000
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                       497,395             80,000
                                                                      -----------        -----------

            Net cash provided by (used in) financing activities          (106,282)         2,733,060
                                                                      -----------        -----------

Net increase in cash and cash equivalents                               1,040,699            988,651

Cash and cash equivalents, beginning of period                          1,148,822            310,191
                                                                      -----------        -----------

Cash and cash equivalents, end of period                              $ 2,189,521        $ 1,298,842
                                                                      ===========        ===========

Supplemental disclosure of cash flow information:
            Cash paid for interest expense                            $   326,706        $   536,150
            Equipment  acquired by capital lease                          678,877            412,109
            Conversion of debt into common stock                        1,300,000               --

         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The interim financial data are unaudited, however, in the opinion of management, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to ensure that the information presented is not misleading.

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

2.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist primarily of options and warrants to purchase common stock.

The weighted average number of common and common equivalent shares used to compute earnings per share is:

                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                      1996            1995            1996            1995
                    ---------       ---------       ---------       ---------
Primary             8,948,730       5,227,754       8,751,097       5,220,497
Fully diluted       8,991,727       5,227,754       8,794,094       5,220,497


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of its operations or net cash flows.

4.      BANK LINE OF CREDIT

The Company entered into a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. At June 30, 1996 the average interest rate was 9.5 percent. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. Availability of the unused line of credit is subject to borrowing base requirements and compliance with loan covenants. At June 30, 1996, the Company had $550,000 in borrowings against this line of credit.

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

         The following is a discussion of the results of operations for the second quarter and the first six months of fiscal 1996 compared to the same periods of fiscal 1995 and a discussion of the changes in financial condition during the first six months of fiscal 1996.

OVERVIEW

         During the first quarter of 1996, the Company's contract with AirTouch Cellular in the San Diego market expired. Although the Company participated in a competitive bidding process, the Company was unable to secure renewal on terms and conditions that were acceptable to the Company. During the negotiations, the carrier sought rates below prior contract rates and an exclusivity commitment in markets served by the carrier.

         In July 1994, AirTouch Cellular and US West NewVector announced their intention to combine their cellular properties in a multi-phase transaction. AirTouch Cellular has also formed a partnership, called TOMCOM, L.P., with Bell Atlantic and NYNEX to develop common service standards, pursue national marketing strategies, development infor-mation technology, create a national distribution strategy and implement a joint purchasing arrangement. Unlike the AirTouch Cellular/US West NewVector partnership, however, TOMCOM does not contemplate a merger of cellular properties. Two of the Company's contracts with certain of those TOMCOM participants are up for renewal in 1997, with four other contracts up for renewal in subsequent years.

          While the implications of the non-renewal of the AirTouch Cellular EDA contract for its San Diego market are unclear, the Company believes this decision may serve as a precedent for AirTouch Cellular and the other TOMCOM participants as they establish or consider the renewal of EDA contracts in other markets in the future. Accordingly, there can be no assurance that the Company will renew its contracts with US West NewVector or any other TOMCOM participant or that the Company will have the opportunity to obtain new contracts with any of these carriers in the future. If these contracts are not renewed, there is no assurance that the Company will be able to replace these contracts with contracts with other carriers. Contracts with TOMCOM participants accounted for approximately 51.7% and 55.1% of the Company's revenues in the three months ended June 30, 1996 and 1995, respectively, and 53.0% and 55.2% of the Company's revenues in the six months ended June 30, 1996 and 1995, respectively. Consequently, the failure of the Company to obtain the renewal of these contracts or to obtain replacement contracts would have a material adverse elect on the Company's business, financial condition and results of operation. The Company intends to provide its EDA under its current contracts with TOMCOM participants through their respective termination dates upon which it will seek renewal on terms acceptable to the Company.

RESULTS OF OPERATION

         The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.

                                             Three Months Ended                          Six Months Ended
                                                   June 30,                                    June 30,
                                    -----------------------------------         ------------------------------------
                                         1996                1995                    1996                1995
                                    ---------------    ----------------         ---------------    -----------------
Revenues                                  100.0%             100.0%                  100.0%              100.0%
Direct operating costs                     43.8               60.0                    45.4                63.6
General and administrative costs           40.2               44.9                    40.7                50.2
Operating profit (loss)                    16.0               (4.9)                   13.9               (13.8)
Interest and loan fees                      3.3%              11.0%                    3.5%               10.7%

Comparison of Second Quarter Fiscal 1996 to Second Quarter Fiscal 1995

         Revenues increased 48.5% to $4.5 million for the quarter ended June 30, 1996 from $3.0 million for the same period in the prior year. Revenues from existing call centers grew 35.3% and accounted for $1.1 million of this increase while revenues from one new call center accounted for $0.4 million of revenues in the second quarter of 1996. The revenue growth was due exclusively to increases in call volumes at these centers.

         Direct operating costs increased 8.4% to $2.0 million for the quarter ended June 30, 1996 from $1.8 million for the same period in the prior year. The increase in direct operating costs was due primarily to the cost of operating an additional call center during the second quarter of fiscal 1996. As a percentage of revenues, direct operating costs declined to 43.8% for the three months ended June 30, 1996 from 60.0% for the same period in the prior year. This decline primarily resulted from higher call volumes and operating efficiencies due to improved personnel and the introduction of new technology designed to enhance productivity.

         General and administrative costs increased 32.8% to $1.8 million for the quarter ended June 30, 1996 from $1.4 million for the same period in the prior year. This increase in costs was due primarily to higher overall salary expenses and costs associated with the operation of an additional call center during the three months ended June 30, 1996 and support of increased operational activity overall. As a percentage of revenues, general and administrative costs declined to 40.2% for the three months ended June 30, 1996 from 44.9% for the same period in the prior year. This decline resulted primarily from the achievement of substantially higher revenues in the three months ended June 30, 1996 compared to the same period in 1995. Depreciation and amortization increased by 16.0% to $284,661 for the three months ended June 30, 1996, from $245,468 for the same period in the prior year due primarily to the acquisition of new equipment for one new call center and additional equipment for existing call centers.

         Net interest expense declined 55.8% to $147,394 for the quarter ended June 30, 1996 from $333,594 for the same period in the prior year. This decline was attributable solely to the reduction in average debt outstanding to $3.0 million from $10.2 million for the quarters ended June 30, 1996 and 1995, respectively.

         Other expense for the three months ended June 30, 1996, was $134,379, and consisted primarily of estimated tax expense of $14,800, estimated litigation settlement expenses of $103,178 and a $33,195 expense for the remaining value of certain miscellaneous assets, offset by interest income of approximately $16,487. Other income for the three months ended June 30, 1995, was $118,747, and consisted primarily of interest income of $19,663 and approximately $98,900 of income resulting from the settlement of a vendor claim.

Comparison of the First Six Months of Fiscal 1996 to the First Six Months of
1995

         Revenues increased 53.9% to $8.7 million for the six months ended June 30, 1996 from $5.7 million for the same period in the prior year. Revenues from existing call centers grew 40.6% and accounted for $2.3 million of this increase while revenues from one new call center accounted for $0.7 million of revenues in the first six months of 1996. The revenue growth at existing call centers was due exclusively to increases in call volumes at these centers.

         Direct operating costs increased 10.0% to $4.0 million for the six months ended June 30, 1996 from $3.6 million for the same period in the prior year. The increase in direct operating costs was due primarily to the cost of operating an additional call center during the first six months of 1996. As a percentage of revenues, direct operating costs declined to 45.4% for the six months ended June 30, 1996 from 63.6% for the same period in the prior year. This decline primarily resulted from higher call volumes and operating efficiencies due to improved personnel utilization and the introduction of new technology designed to enhance productivity.

         General and administrative costs increased 24.6% to $3.6 million for the six months ended June 30, 1996 from $2.9 million for the same period in the prior year. This increase in costs was due primarily to higher overall salary expenses and costs associated with the operation of an additional call center during the first six months of 1996. As a percentage of revenues, general and administrative costs declined to 40.7% for the six months ended June 30, 1996 from 50.2% for the same period in the prior year. This decline resulted primarily from the achievement of substantially higher revenues in the first six months of 1996 compared with the same period in the prior year. Depreciation and amortization increased by 12.7% to $553,475 for the six months ended June 30, 1996 from $490,973 for the same period in the prior year due primarily to the acquisition of new equipment for the new call center and additional equipment for existing call centers.

         Net interest expense declined 49.2% to $309,685 for the six months ended June 30, 1996 from $609,646 for the same period in the prior year. This decline was attributable solely to the reduction in average debt outstanding to $3.7 million from $9.2 million for the six months ended June 30, 1996 and 1995, respectively.

         Other expense for the six months ended June 30, 1996, was $181,273 and consisted primarily of estimated tax expense of $22,750, estimated litigation settlement expenses of approximately $155,000 and a $33,195 expense for the remaining value of certain miscellaneous assets, offset by interest income of approximately $29,710. Other income, for the six months ended June 30, 1995, was $123,681, and consisted primarily of interest income of $23,350 and approximately $98,900 of income resulting from the settlement of a vendor claim.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has consistently used external sources of funds, primarily from the issuance of equity and debt securities, to fund the Company's operating needs and capital expenditures. For the six months ended June 30, 1996, the Company generated net income of $727,368; however, the Company generated net losses of $1,724,067, $5,035,090, and $4,072,646 in fiscal 1995, 1994, and 1993, respectively. As of June 30, 1996, the Company's accumulated deficit was approximately $15.7 million. Cash flow solely from operations has been insufficient to fund all of the Company's capital and other non-operating needs. As of June 30, 1996, the Company had approximately $2,189,521 in cash and cash equivalents and approximately $2,436,335 in working capital.

         In addition to cash from operations, the Company's principal source of liquidity is a $3.0 million bank line of credit. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 1.25 percent and all assets of the Company are pledged to the bank as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company. As of June 30, 1996, the Company was eligible to borrow $1,822,000 under the line of credit and had $550,000 of borrowings against this line of credit. The Company also has a credit facility under which the Company may borrow up to $1.0 million to finance purchases of capital equipment. Borrowings bear interest at the prime rate plus
1.75 percent and are secured by the purchased equipment. As of June 30, 1996, the Company had $67,200 of borrowings against this line of credit.

         Cash Flow from Operations. Net cash from operations for the six months ended June 30, 1996 was $1,450,854, resulting primarily from the operating income for that period. No new call centers were opened and most existing call centers operated profitably and contributed to cash flow from operations during the six months ended June 30, 1996.

         Cash Flow from Investing Activities. Cash used in investing activities was $303,873 for the six months ended June 30, 1996 related primarily to capital expenditures for system redundancy capabilities and equipment upgrades for certain existing locations. In the six months ended June 30, 1996, additional capital equipment for the same purposes was acquired through lease financing in the amount of $678,877.

         Cash Flow from Financing Activities. Net cash used by financing activities for the six months ended June 30, 1996 was $106,282, resulting primarily from the exercise of warrants to purchase 328,948 shares of the Company's Common Stock resulting in net cash proceeds to the Company of $497,397 and proceeds from borrowing on the line of credit and the secured equipment term loan of $617,200, offset by $745,897 in principal payments related to current notes payable and $474,980 in payments related to existing capital lease obligations.

         Future Capital Needs and Resources. The primary uses of capital are expected to be the expansion of existing call centers, funding of start-up operating losses for newly opened call centers, principal and interest payments on indebtedness, and the purchase of equipment for the improvement of existing and furnishing of new call centers.

         In late 1995 and in the first three months of 1996, the debt obligations of the Company were significantly reduced through the exchange of $3,210,000 in principal amount of its 10% Subordinated Notes for 611,440 shares of Common Stock and conversion of $5,000,000 in principal amount of its 8% Convertible Secured Notes into 2,164,402 shares of Common Stock. In the second quarter of 1996, the Company paid $550,000 in principal amount of the 10% Subordinated Notes. In September 1996, the remaining 10% Subordinated Note will mature, resulting in an obligation of the Company to make a principal payment of $100,000, to the extent that the Note is not converted into Common Stock of the Company.

         Although the Company currently has no material commitments for capital expenditures, it anticipates that its capital expenditures will be up to approximately $3,000,000 through the end of 1996, resulting primarily from projected expansion and discretionary planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1997. However, because the Company's growth may require the opening of new call centers in addition to those projected, the Company's capital requirements cannot be predicted with certainty and there is no assurance that the Company will not require additional financing during this period. There is no assurance that any required additional financing will be available on terms satisfactory to the Company or not disadvantageous to the Company's shareholders.

         Effect of Inflation. The effect of inflation was not a material factor affecting the Company's business during the six months ended June 30, 1996.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 1993, as a means of rapidly responding to a market opportunity in Arizona with US West NewVector, the Company entered into a Leasing and Business Transfer Agreement (the "Leasing Agreement") with Metro Direct Information Services of Phoenix ("Arizona Direct"), an unaffiliated third party and former licensee of the Company's initial value-added EDA product. The Leasing Agreement provided financing for the Company of substantially all required equipment and furniture in its Arizona operations center and is similar, in some respects, to a joint venture agreement. Equipment with the approximate value of $200,000 was financed and obtained by the Company under the Leasing Agreement, which amount was not repaid by the Company. The Leasing Agreement provided for a formula-based profit sharing arrangement between the Company and Arizona Direct, which was to become effective after the Company had recouped all start-up costs from the Arizona operation. At the earliest appropriate time, at the Company's discretion, the Company was obligated to request that its rights under the US West NewVector contract for Arizona be transferred to Arizona Direct. If such a transfer had occurred, the profit sharing arrangement was to be replaced by a royalty arrangement under which the Company would have received a royalty for each cellular call handled bv Arizona Direct. If the transfer had been denied or otherwise did not occur, the formula-based profit sharing arrangement was to govern the business relationship between the Company and Arizona Direct until the transfer or the end of the US West NewVector agreement. In December 1994, the Company notified Arizona Direct that it believed Arizona Direct was in default of its obligations under the Leasing Agreement.

         The Company has declared the Leasing Agreement terminated. Arizona Direct has given the Company notice of its belief that the Company has breached the Leasing Agreement as well. The Company has denied those allegations.

         In connection with the Leasing Agreement, the Company and several of its officers have been named as defendants in a complaint filed in U.S. District Court for the District of Arizona in June 1994 by Arizona Direct (and the purported principal shareholders of Arizona Direct). The complaint alleges, among other things, that the Company and its officers defrauded the plaintiffs by entering into the Leasing Agreement and, further, violated securities laws as the plaintiffs believe the Leasing Agreement to constitute a security as that term is used in state and federal securities regulations. Additionally, the complaint alleges that the Company and several of its officers violated securities laws by selling securities in the plaintiff company to the individual plaintiffs in the amount of $507,000 and otherwise causing the individual plaintiffs to invest in Arizona Direct. The complaint seeks damages, including punitive damages, in an amount to be determined by the court. The Company and its officers answered the complaint denying liability, and moved to dismiss certain aspects of the suit and to change the venue from Arizona to Oregon. The court granted these motions, transferred the case to the U.S. District Court for the District of Oregon and gave Arizona Direct leave to re-plead. Arizona Direct filed an amended complaint in March, 1995 which did not substantially alter the claims previously made. The Company moved to dismiss certain claims, which motions were granted in part. The Company has counterclaimed for breach of the Leasing Agreement and for tortious interference with the Leasing Agreement against Arizona Direct's principal shareholders. In October 1995, Arizona Direct filed an action against the Company in the U.S. District Court for the District of Oregon seeking, among other things, damages for alleged breach of the Leasing Agreement. This action has been consolidated with the pending case originally filed in Arizona and subsequently transferred to Oregon. Discovery is ongoing in both cases. The Company believes the allegations to be without merit because it does not believe the Leasing Agreement constituted a security for purposes of applicable federal and state securities laws. The Company further believes that even if such Leasing Agreement constituted a security, it was exempt from registration under such securities laws. The Company further believes that it did not make material misrepresentations or omit to state material facts in connection with the negotiation of the Leasing Agreement, and at all such times it intended to perform under the Leasing Agreement. Finally, the Company believes that the litigation commenced by the plaintiffs against the Company constituted a repudiation of the contract, precluding the plaintiffs from seeking its enforcement. Notwithstanding the foregoing, there can be no assurance that the Company or any of its officers will be successful in defending this legal action.

         On May 20, 1996, Richard and John Budinich, two of the Company's shareholders, filed a civil action in the Superior Court of the State of Washington for King County in which the plaintiffs allege that the Company violated securities laws of the State of Washington by selling the plaintiffs 44,532 shares of the Common Stock of the Company in 1993 which had not been registered under Washington law and by omitting material facts and making untrue statements in connection with those sales. In their complaint, the plaintiffs seek damages in the amount of the consideration paid for the shares, $332,560, together with interest at the Washington statutory rate of 8% per annum. Although the Company believes that it has meritorious defenses to the plaintiffs' claims and intends to vigorously defend the litigation, there can be no assurance that the Company will prevail in the litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  There are no exhibits to this report.

         (b) Reports filed on Form 8-K

                  In the second quarter of fiscal 1996, the Registrant filed the following current report on Form 8-K:

  Date of Report          Items Reported
  --------------          --------------
  May 10, 1996            Non-renewal of Enhanced Directory Assistance contract

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Metro One Telecommunications, Inc.
                             ----------------------------------
                                         Registrant

Date: August 7, 1996

                             __Stebbins B. Chandor, Jr._______
                             Stebbins B. Chandor, Jr.
                             Senior Vice President
                             Chief Financial Officer

                             __Karen L. Johnson_______
                             Karen L. Johnson
                             Vice President
                             Controller