Form 10KSB/A
period 1995-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1996-08-20
CIK 920990

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT NO. 2

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


         In 1989, the Company was incorporated under the name Metro One Direct Information Services, Inc., opened its first call center and began testing and offering EDA services. In 1991, the Company entered into its first contract to provide EDA services to a cellular carrier's subscribers on a charge-per-call basis. The Company changed its name to Metro One Telecommunications, Inc. in 1995.


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


         Cellular technology achieved dramatic improvements over older two-way radio communication with increased user access, higher voice transmission quality, greater privacy and additional features such as three-way calling and voice mail. Accordingly, cellular service has enjoyed tremendous growth and is now available in substantially all areas of the U.S. While cellular telephone services has historically been primarily a business tool, it is becoming increasingly popular among consumers seeking convenience and security away from home. According to the Cellular Telecommunications Industry Association ("CTIA"), cellular is currently the most widespread wireless technology with more than 33 million domestic subscribers at the end of 1995, and is projected to grow to 47 million subscribers by the year 2000.



         A newer, competing series of technologies which comprise PCS are also, according to industry experts, expected to grow rapidly in the near future. Using digital technologies to carry more traffic in the radio spectrum bands, PCS purports to be the second generation of cellular. Although several of the PCS licensees with pioneer preferences have begun to offer their services to the public, widespread deployment of PCS is not expected until late in 1996. Initial PCS service, which is expected to have lower-priced service options than cellular, will be comparable to digital cellular services and, in the future, is expected to offer numerous enhanced services. PCS may also represent the precursor to a service which will one day allow the consumer to have only one telephone (a wireless phone) and one telephone number for multiple uses (home, office, etc.). The Personal Communications Industry Association ("PCIA") projects the number of PCS subscribers to grow from zero to almost 15 million by the year 2000.


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


CUSTOMERS


         In 1995, seven customers accounted for substantially all of the Company's $13.0 million in revenues. The Company's three largest customers, US West NewVector, Ameritech Cellular and Bell Atlantic NYNEX Mobile, accounted for approximately 29, 23, and 20 percent of revenues, respectively, in 1995. In 1994, six customers accounted for all of the Company's revenues and the top three customers, US West NewVector, Bell South Cellular and AirTouch Cellular, accounted for approximately 53, 15, and 13 percent of revenues, respectively. US West NewVector and AirTouch are in the process of combining their wireless operations and they have begun acting together in an alliance with Bell Atlantic NYNEX Mobile Systems, collectively referred to as TOMCOM, in what the Company believes to be an effort to offer uniform services nationally and gain purchasing efficiencies. The creation of this alliance, together with any other alliances or joint ventures, may adversely impact the Company if the partners to any alliance or joint venture provide their directory assistance or enhanced directory assistance through arrangements other than with the Company or can exert substantial influence on the contract negotiation or renewal process.

         The Company typically enters into a separate contract with a carrier for each geographic market to be served by the Company. The Company is a party to a single contract with Ameritech Cellular, however, pursuant to which the Company provides or will provide enhanced directory assistance to Ameritech cellular's subscribers in Chicago, Milwaukee, St. Louis, and Detroit. Under the agreement, the Company will provide directory assistance to each of those markets for a term of three years commencing on the date enhanced directory assistance is made commercially available to subscribers in the market. The additional terms of the agreement do not differ materially from the Company's general EDA contracts.

         The Company currently provides its EDA services under sixteen separate contracts which range in term from one year to five years. These contracts are generally non-exclusive and allow the Company to offer its EDA services to any telecommunications carrier. In general, the Company contractually agrees, among other things, to staff the EDA operations center 24 hours a day, 7 days a week, 365 days a year, with a sufficient number of operators to perform the contracted services, within specified performance requirements. Generally, if the Company fails in its material performance requirements, the carrier may terminate the contract. The carrier customer, under the EDA contract, generally agrees to, among other things, route all directory assistance traffic to the Company; bill its caller subscribers for EDA services; and provide marketing and sales efforts on a "good faith" basis. Generally, the Company may terminate the contract if the carrier fails to route agreed upon directory assistance calls to the Company or if an average volume of calls falls below a certain level when compared to the prior year. During 1995, the Company's per call charges to it carrier customers averaged approximately $.61 per call.

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


     New Product Development. The Company intends to improve its EDA services by adding to its functionality and ease of use from an operator point of view and to its features from a customer point of view. During 1996, the Company plans to introduce additional features that will further differentiate its EDA from the closest competitive products. These additional capabilities are expected to include automated features to return the caller to the operator upon detecting a "busy" signal; return the requested number to the caller; or deliver a callers' recorded message to the called party or any other desired party. The Company expects a new version of the system it uses to provide its value added EDA to be available for introduction to its wireless and landline customers by mid-1996. This new system is expected to provide significant improvements in flexibility, customization and end-user satisfaction. The Company also believes that the new system will result in improved EDA search times and accordingly, faster call processing times. No assurance, however, can be given that the new features or a new version of the Company's EDA services will be offered or, if offered, that they will provide the advantages described. The Company has experienced delays in the development of new features in the past, including delays attributable to the failure of vendors to timely deliver software and equipment and delays attributable to the Company's limited technical staff. Although the Company has sought to prevent future delays by supplementing the efforts of technical staff through technical consulting contracts and through contracting with alternate sources for certain aspects of feature development, there can be no assurance that the Company will successfully complete the development or introduction of new features and products on a timely basis or that such features and products will achieve market acceptance.




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


     The Company's data acquisition, data retrieval and telecommunications system was developed for its initial value-added EDA product. From this development base, the Company engineered the addition of a cellular carrier interface, including the processes of call tracking and billing data generation. The Company acquires data and then formats and enhances data using a series of processes utilizing both internally-developed and purchased software. Most
RBOCs and independent telephone companies historically have made their listing information available for license by the Company in accordance with tariffs established with state regulatory authorities or through license agreements. Under the Telecommunications Act of 1996, all telecommunications carriers that provide telephone exchange service are obligated to provide subscriber list information under nondiscriminatory and reasonable rates, terms, and conditions. The Company's database and software reside locally in each geographic location where EDA is provided. The facilities and equipment in each call center have been designed and configured to substantially support centrally managed maintenance and trouble-shooting from the Company's headquarters in Beaverton, Oregon.


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


         Reliance on Third Party Vendor. Currently the Company retains the services of one value-added reseller to assist in programming the Company's telecommunications switching equipment. As a result, this firm has significant familiarity with the technological method by which the Company delivers its EDA. Although the Company believes that such programming services are available from multiple sources, if the Company were unable to obtain the services of this firm, the Company might be required to retain similar services from other parties or devote its own resources to such programming. The development of such an alternative approach could involve significant time and expense and diminish the Company's ability to provide quality service or even delay the Company's ability to provide its EDA to its customers.


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


         Uncertainty of Market Acceptance of Enhanced Directory Assistance. Traditional directory assistance simply provides callers with the phone numbers of specific parties listed in the directory assistance provider's database. By contrast, enhanced directory assistance supplies a broader range of information. The EDA market is relatively new and evolving and it is difficult to predict the future growth rate and size of the market. Market acceptance of the Company's EDA will depend in part on the Company's ability to demonstrate to carriers the benefits to be derived by them from providing EDA to carrier subscribers, on the marketing efforts of carriers to promote EDA usage and on the subscribers' acceptance of EDA in volumes and at rates that render the service profitable. No assurance can be given that present levels of market acceptance will be sustained, that the carriers' subscribers will not prefer traditional directory assistance at a lower price, that markets for enhanced directory assistance will develop further or, if they do, that the Company's EDA will achieve further market acceptance. The Company's operating revenues have been and can be expected to continue to be derived exclusively from EDA. Failure of the Company's EDA to achieve further market acceptance could have a material adverse effect on the Company's business, financial condition and results of operation.


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

         Potential Liabilities Arising From Rescission Rights of Certain Shareholders. Between 1989 and December 31, 1993, the Company financed its activities through sales of 3,529,994 shares of Common Stock and debt securities that were converted into 1,462,494 shares of its Common Stock, which securities were sold directly to approximately 560 persons. During a review of these past financing activities in 1993, the Company's management was unable to conclude that all applicable state and federal securities laws had been complied with in all material respects in connection with these offerings.

         In 1994, the Company voluntarily executed a Consent Order (the "Consent Order") with the State of Oregon Division of Finance and Corporate Securities (the "Division") in which the Company agreed to cease and desist from participating in any violations of Oregon securities laws and paid a civil penalty of $20,000. In 1995, the Company offered to each holder of its Common Stock as of March 31, 1995 who resided in Oregon the right to rescind the holder's purchase of shares of the Company's Common Stock. Sales of 135,414 shares of the Company's Common Stock were rescinded pursuant to the rescission offering, resulting in payment by the Company of approximately $738,660 to certain of its former shareholders, which included interest of approximately $124,900.

         The Company believes that its potential rescission liability to shareholders who received the rescission offer for possible violations of Oregon and federal law has been effectively eliminated as a result of the rescission offer or the running of applicable statutes of limitation. If, notwithstanding the rescission offer, these Oregon holders were to successfully assert claims against the Company to repurchase their shares, the Company could be required to pay to these holders approximately $10,289,031, plus approximately $3,345,000 in statutory interest. However, the Securities and Exchange Commission ("SEC") takes the position that liabilities under the federal securities laws are not terminated by the making of a rescission offering.

         In addition, the rescission offer was made to holders of 119,843 shares of the Company's Common Stock who resided in states in which the Company did not register its rescission offer, and the rescission offer was not made to holders of 528,215 shares of the Company's Common Stock who resided in states whose securities laws do not permit rescission offerings or impose terms and conditions on such offerings which were unacceptable to the Company. These holders of 648,058 shares of Common Stock originally purchased such shares from the Company at prices ranging from $0.88 to $8.05 a share; 515,064 of these shares were purchased for $4.38 a share or less. Although the Company also believes that its potential rescission liability to many of these shareholders may have been eliminated by the running of applicable statutes of limitations, there can be no assurance that claims asserting violations of federal or state securities laws will not be asserted by any of these shareholders against the Company or that certain holders will not prevail against the Company in the assertion of such claims, thereby compelling the Company to repurchase their shares. If all of the holders of the 119,843 shares who resided in states in which the Company did not register its rescission offering successfully asserted claims that the Company repurchase their shares, the Company could be required to pay to these holders approximately $265,255, plus approximately $68,000 in statutory interest, representing an average repurchase price of approximately $2.78 per share. If all of the holders of the 528,215 shares who resided in states whose securities laws do not permit rescission offerings or impose terms and conditions on such offerings which were unacceptable to the Company, which shareholders were not offered rescission by the Company, successfully asserted claims that the Company repurchase their shares, the Company could be required to repay these holders approximately $1,783,907, plus approximately $457,000 in statutory interest, representing an average repurchase price of approximately $4.24 per share. Even if the Company were successful in defending any securities law claims, the assertion of such claims against the Company additionally could result in costly litigation and significant diversions of effort by the Company's management.

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



ITEM 3.   LEGAL PROCEEDINGS.


         In May, 1993, as a means of rapidly responding to a market opportunity in Arizona with US West NewVector, the Company entered into a Leasing and Business Transfer Agreement (the "Leasing Agreement") with Metro Direct Information Services of Phoenix ("Arizona Direct"), an unaffiliated third party and former licensee of the Company's initial value-added EDA product. The Leasing Agreement provided financing for the Company of substantially all required equipment and furniture in its Arizona operations center and is similar, in some respects, to a joint venture agreement. Equipment with the approximate value of $200,000 was financed and obtained by the Company under the Leasing Agreement, which amount was not repaid by the Company. The Leasing Agreement provided a formula-based profit sharing between the Company and Arizona Direct, which was to become effective after the Company had recouped all start-up costs from the Arizona operation. At the earliest appropriate time, at the Company's discretion, the Company was obligated to request that its rights under the US West NewVector contract for Arizona be transferred to Arizona Direct. If such a transfer had occurred, the profit sharing arrangement was to be replaced by a royalty arrangement under which the Company would have received a royalty for each cellular call handled by Arizona Direct. If the transfer had been denied or otherwise did not occur, the formula-based profit sharing arrangement was to govern the business relationship between the Company and Arizona Direct until the transfer or the end of the US West NewVector agreement. During 1993 and 1994, the Company and Arizona Direct were unable to come to an agreement with respect to the amounts of equipment lease financing that had been provided to the Company by Arizona Direct. In addition, disputes arose regarding whether the Company had recouped start-up costs for the Arizona operation as of May 1994. In June, 1994, Arizona Direct commenced an action seeking rescission of the Leasing Agreement. In December, 1994, the Company notified Arizona Direct that it believed Arizona Direct was in default of its obligations under the Leasing Agreement. The Company has declared the Leasing Agreement terminated. Arizona Direct has given the Company notice of its belief that the Company has breached the Leasing Agreement as well. The Company has denied those allegations.


         In connection with the Leasing Agreement, the Company and several of its officers have been named as defendants in a complaint filed in U.S. District Court in the State of Arizona in June 1994 by Arizona Direct (and the purported principal shareholders of Arizona Direct). The complaint alleges, among other things, that the Company and its officers defrauded the plaintiffs by entering into the Leasing Agreement and, further, violated securities laws as the plaintiffs believe the Leasing Agreement to constitute a security as that term is used in state and federal securities regulations. Additionally, the complaint alleges that the Company and several of its officers violated securities laws by selling securities in the plaintiff company to the individual plaintiffs in the amount of $507,000 and otherwise causing the individual plaintiffs to invest in the plaintiff company. The complaint seeks damages, including punitive damages, in an amount to be determined by the court. The Company and its officers have answered the complaint denying liability, and moved to dismiss the suit and, in the alternative, to change the venue from Arizona to Oregon. The court granted these motions, transferred the case to the U. S. District Court in Oregon and gave the Arizona Direct leave to re-plead. Arizona Direct filed an amended compliant in March, 1995 which did not materially alter the claims made. The Company moved to dismiss certain claims, which motions were granted in part. The Company has counterclaimed for breach of the Leasing Agreement and for tortuous interference with the Leasing Agreement against Arizona Direct's principal shareholders. In October of 1995, Arizona Direct filed an action against the Company in the U.S. District Court for the District of Oregon seeking, among other things, damages for alleged breach of the Leasing Agreement. This action has been consolidated with the pending case originally filed in Arizona and subsequently transferred to Oregon. Discovery is ongoing in both cases. The Company believes the allegations to be without substantial merit. No assurance can be given that the Company or any of its officers will be successful in defending this legal action. The Company, after consultation with its legal counsel, Ater Wynne Hewitt Dodson & Skerritt LLP, does not believe that liability with respect to the alleged securities laws violations is "probable" within the meaning of Financial Accounting Standards No. 5. Accordingly, no accrual for such liability in excess of amounts which the Company believes are payable for the equipment under the Leasing Agreement has been made in the Company's financial statements.


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


     The Company derives substantially all of its revenues from its 12 contracts with wireless carriers. Revenue growth for the Company principally has resulted from three factors: growth in call volumes from existing customer's subscribers served by existing call centers, new carrier customers served by existing call centers, and new customers served by new call centers. The Company's direct operating costs are comprised entirely of costs associated with call center operators and supervisory personnel and data costs. The Company's general and administrative costs include corporate and call center management personnel, facilities expenses including rental and maintenance costs, and depreciation.

     The Company typically opens a new call center to service a carrier customer in a new geographic market. The Company historically has experienced significant costs in connection with the establishment of a new call center, including costs associated with hiring and training of operators and facility preparation. Initial call volumes at new call centers are typically low relative to the subscriber base. Call volumes usually increase rapidly in the first year of operation. Personnel productivity is generally low during initial months of a call center's operation but improves as operators become more experienced and efficient. In addition, personnel utilization improves at a call center as call volumes rise due principally to increased scheduling efficiencies. Consequently, as call volumes and labor productivity increase over time, a call center's profitability improves.

     The Company presently anticipates that it will open at least four new call centers by the end of 1997. The Company typically opens a new call center only if it has entered into a contract with an existing carrier customer to provide service to a new geographic market or entered into a contract with a new carrier to serve a geographic market where the Company presently does not maintain a call center. Because the Company presently has not entered into any such additional contracts, there can be no assurance that the Company will establish new call centers during that period or that contracts to provide service, if entered into, will require the establishment of call centers in new geographic markets. Based on the Company's historical experience, establishment of a call center typically costs approximately $500,000 to $700,000, exclusive of initial operating losses. There can be no assurance, however, that costs associated with the establishment of new call centers will be consistent with costs experienced by the Company on a historical basis.




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


         In 1995, revenues increased approximately 159% to $13.0 million, compared to $5.0 million in 1994. This $8.0 million increase was due primarily to a full twelve months of operations in 1995 for the six call centers opened during 1994 ("New 1994 Call Centers") and due to growth in call volumes. In 1995, the New 1994 Call Centers represented approximately $8.0 million in revenue compared to approximately $2.0 million in 1994. In 1995, the monthly average growth rate for revenues in the New 1994 Call Centers was 4.5%. For the four call centers open for the full 12 months of both 1995 and 1994, the average monthly growth rate was approximately 1.6% for 1995 reflecting lower growth rates as a function of greater volume. The increase in revenues was entirely a result of an increased number of calls handled and not as a result of increased prices. There can be no assurance that as contracts are renewed, if they are renewed, that the contracts will not be renewed or renegotiated at lower prices which could have an adverse impact on the Company's revenues and profitability.


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


         (ii) Rescission Offer. For most of the first six years of its existence, the Company operated with limited capital, most of which was raised through offerings of equity, debt and convertible debt securities. Specifically, between 1989 and 1993, the Company financed its activities through sales of 3,529,994 shares of its Common Stock and debt securities that were converted into 1,462,494 shares of its Common Stock, which securities were sold directly to approximately 560 persons. Management conducted a review of past operations, including financing activities, and concluded that the record with respect to such activities was sufficiently incomplete that a conclusion could not be drawn with certainty that all applicable state and federal securities laws were complied with in all material respects. As a result, management determined that the Company would offer rescission to certain purchasers of its common stock.


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


         Other income for the year ended December 31, 1995, was $122,670, and consisted primarily of interest income of $47,918, approximately $98,900 of income resulting from the settlement of a vendor claim, offset by estimated litigation settlement expenses of approximately $24,000. Other expense, for the year ended December 31, 1994, was $131,310, and consisted primarily of estimated litigation settlement expenses of $200,000, offset by interest income of $56,055, and a refund of moving expenses of approximately $10,948.


1994 COMPARED TO 1993


         Revenues for 1994 increased approximately 250% to $5.0 million in 1994, compared to $1.4 million in 1993. Revenue growth was attributable to both increases in revenue from existing call centers and revenue from new call centers opened in 1994. Revenues from existing call centers increased $2.0 million from $0.9 million in 1993. Revenues from new call centers opened in 1994 amounted to $1.8 million. The increase in revenues was entirely a result of an increased number of calls handled and not as a result of increased prices.


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


         Other expense for the year ended December 31, 1994, was $131,310, and consisted primarily of estimated litigation settlement expenses of $200,000, offset by interest income of $56,055, and a refund of moving expenses of approximately $10,948. Other income for the year ended December 31, 1993, was $44,345 and consisted primarily of interest income of approximately $33,752.


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


SUBSEQUENT EVENTS

     During the first quarter of 1996, the Company's contract with AirTouch Cellular in the San Diego market expired. During 1995, this contract accounted for approximately seven percent of the Company's revenues. Although the Company participated in a competitive bidding process, the Company was unable to secure renewal on terms and conditions that were acceptable to the Company. During the negotiations, the carrier sought rates below prior contract rates and an exclusivity commitment in markets served by the carrier. In the second quarter of 1996, the Company ceased providing EDA service to AirTouch Cellular in San Diego under the terms of the prior contract and another vendor began handling calls for AirTouch Cellular in San Diego.

     In July 1994, AirTouch Cellular and US West NewVector announced their intention to combine their cellular properties in a multi-phase transaction. AirTouch Cellular has also formed a partnership, called TOMCOM, L.P., with Bell Atlantic and NYNEX to develop common service standards, pursue national marketing strategies, development information technology, create a national distribution strategy and implement joint purchasing arrangement. Unlike the AirTouch Cellular/US West NewVector partnership, however, TOMCOM does not contemplate a merger of cellular properties. Two of the Company's contracts with certain of those TOMCOM participants are up for renewal in 1997, with four other contracts up for renewal in subsequent years.

     While the implications of the non-renewal of the AirTouch Cellular EDA contract for its San Diego market are unclear, the Company believes this decision may serve as a precedent for AirTouch Cellular and the other TOMCOM participants as they establish or consider the renewal of EDA contracts in other markets in the future. Accordingly, there can be no assurance that the Company will renew its contracts with US West NewVector or any other TOMCOM participant or that the Company will have the opportunity to obtain new contracts with any of these carriers in the future. If these contracts are not renewed, there is no assurance that the Company will be able to replace these contracts with contracts with other carriers. Contracts with TOMCOM participants accounted for approximately 56% of the Company's revenues in 1995. Consequently, the failure of the Company to obtain the renewal of these contracts or to obtain replacement contracts would have a material adverse effect on the Company's business, financial condition and results of operation. The Company intends to provide its EDA under its current contracts with TOMCOM participants through their respective termination dates upon which it will seek renewal on terms acceptable to the Company.



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



ITEM 10.   EXECUTIVE COMPENSATION.


     The following table sets forth, for the fiscal year ended December 31, 1995, certain summary information concerning compensation of the persons serving as the Company's Chief Executive Officer (the "Named Executive Officers"). No other executive officer received compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                  ANNUAL COMPENSATION      SECURITIES
                                                -----------------------    UNDERLYING     ALL OTHER
         NAME AND PRINCIPAL POSITION            YEAR    SALARY    BONUS   OPTIONS/SARS   COMPENSATION
- ----------------------------------------------  ----   --------   -----   ------------   ------------
Timothy A. Timmins............................  1995   $ 96,750     --       399,981             --
  President and Chief Executive Officer(1)      1994     79,961     --            --             --
Robert J. Cymbala.............................  1995     79,615     --       208,919       $ 98,193(2)
  President and Chief Executive Officer(1)      1994    135,923     --            --             --

- ---------------
(1) Mr. Cymbala resigned as the Company's President and Chief Executive Officer on July 20, 1995. Mr. Timmins was elected as the Company's President and Chief Executive Officer on July 28, 1995.

(2) These amounts were paid to Mr. Cymbala pursuant to an agreement with the Company entered upon Mr. Cymbala's resignation which provided for the payment to Mr. Cymbala of nine months compensation in biweekly installments. Of this total amount, $39,808 was paid to Mr. Cymbala during 1996.

OPTION GRANT TABLE

     The following table provides information regarding options to purchase Common Stock granted to the Named Executive Officers pursuant to the Company's Stock Incentive Plan (the "Stock Incentive Plan") during the year ended December 31, 1995.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

                                                                                                      POTENTIAL
                                                                                                      REALIZABLE
                                                                                                       VALUE OF
                                                                                                    ASSUMED ANNUAL
                                                                                                    RATES OF STOCK
                                                                                                        PRICE
                                                      PERCENT OF                                     APPRECIATION
                                                     TOTAL OPTIONS                                    FOR OPTION
                             NUMBER OF SECURITIES     GRANTED TO                                       TERM(1)
                              UNDERLYING OPTIONS     EMPLOYEES IN     EXERCISE PRICE   EXPIRATION   --------------
           NAME                    GRANTED            FISCAL YEAR       ($/SHARE)       DATE(2)     5%($)   10%($)
- ---------------------------  --------------------   ---------------   --------------   ----------   -----   ------
Timothy A. Timmins.........         399,981           33.4%               $ 8.05         7/28/05       0       0
Robert J. Cymbala..........         208,919           17.4%                 8.05           (3)        (3)     (3)

- ---------------
(1) The potential realizable value is based on the term of the option at the time of grant (ten years). Potential gains are net of the exercise price but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the relevant option term. The assumed 5% and 10% rates of stock appreciation are based on appreciation from the exercise price per share established at the relevant grant date. These rates are provided in accordance with the rules of the SEC and do not represent the Company's estimate or projection of the future Common Stock price. Actual gains, if any, on the stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holders' continued employment through the vesting period. This table does not take into account any appreciation in the price of the Common Stock from the date of grant, other than the columns reflecting assumed rates of appreciation of 5% and 10%.

(2) The options vest over a period of four years and the term of each option is 10 years. The options may terminate before their expiration dates if the optionee's status as an employee is terminated or upon the optionee's death or disability.

(3) Mr. Cymbala resigned as the Company's President and Chief Executive Officer on July 20, 1995. Mr. Cymbala's options expired on November 20, 1995.


YEAR-END OPTION TABLE

     The following table provides information regarding exercises of options during 1995 and unexercised options held as of December 31, 1995, by the Named Executive Officers.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE

                               SHARES                       NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                              ACQUIRED                     UNDERLYING UNEXERCISED         THE-MONEY OPTIONS AT
                                 ON           VALUE          OPTIONS AT YEAR-END                YEAR-END
           NAME               EXERCISE       REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
- ---------------------------  -----------     --------     -------------------------     -------------------------
Timothy A. Timmins.........           --           --          249,988/149,993                  (1)
Robert J. Cymbala..........           --           --                (2)                        (1)(2)

- ---------------
(1) There is no established public trading market for the Company's Common Stock. The Value of Unexercised In-the-Money Options is the difference between the fair market value of the Common Stock at December 31, 1995 and the applicable exercise price. This difference was estimated to be less than or equal to zero.

(2) Mr. Cymbala resigned as the Company's President and Chief Executive Officer on July 20, 1995. Mr. Cymbala's options expired on November 20, 1995.

     The Company has entered into employment contracts with Messrs. Timmins and Cox that allow for a base annual compensation and increases based upon achievement of certain corporate goals and upon a formula tied to the profitability of the Company and for employment of them for five-year periods ending in July of 2000. The agreements provide for annual base salaries for Messrs. Timmins and Cox of $120,000 and $110,000, respectively, that are eligible for a one-time increase of $30,000 and $25,000, respectively, based upon the occurrence of (i) a public offering of the Company's Common Stock at price of $10.50 per share resulting in aggregate gross proceeds to the Company of $10,000,000 or (ii) a sale or merger of the Company resulting in $10.50 consideration per share or (iii) the achievement of three consecutive calendar quarters of earnings by the Company before interest, taxes and depreciation of $250,000 in addition to the trading of the Company's Common Stock at $10.50 per share for a specified period (each such base salary, if increased, hereafter an "adjusted based salary"). The employment agreements provide for annual bonuses for 2 percent up to 100 percent of base salary or adjusted base salary, as applicable, based upon the Company's achievement of earnings per share from $.07 to $4.45 in the year in which net earnings are first achieved and annual bonuses from 2 percent to 100 percent of base salary or adjusted base salary, as applicable, for earnings per share growth from 8 percent to 30 percent growth in subsequent years. The employment agreements also provide for payment to Messrs. Timmins and Cox of one additional year of base salary or adjusted base salary, as applicable, in the event of the termination of their respective employment for reasons other than cause and six months additional base salary or adjusted base salary, as applicable, if for cause, for disability or upon their death. Under the employment agreements, Messrs. Timmins and Cox have been granted certain indemnification rights. In addition, the employment agreements prevent Messrs. Timmins and Cox from competing with the Company or soliciting the employment of other individuals employed by the Company during Messrs. Timmins' and Cox's respective employment and for a period of one year thereafter. Under the employment agreements, Messrs. Timmins or Cox may not disclose the Company's confidential information to outsiders during their respective employment and for a period of two years thereafter.




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
                                                                        ============       ============

LIABILITIES, COMMON STOCK SUBJECT TO POTENTIAL RESCISSION
    AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Current portion of capital lease obligations                        $    769,892       $    518,849
    Current portion of long-term debt                                      2,045,897            400,000
    Accounts payable and accrued expenses                                  1,160,049          1,346,564
                                                                        ------------       ------------

        Total current liabilities                                          3,975,838          2,265,413

Capital lease obligations, less current portion                            1,366,205          1,272,387
Long-term debt, less current portion                                         100,000          5,160,000
                                                                        ------------       ------------

                                                                           5,442,043          8,697,800
                                                                        ------------       ------------

Commitments and contingencies (Notes 9 and 11)                                  --                 --
Common stock subject to potential rescission;
    5,210,612 shares issued and outstanding                                     --           12,314,191
                                                                        ------------       ------------


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                                 --                 --
Common stock, no par value; 490,000,000 shares
    authorized, 7,936,545 issued and outstanding                          19,711,711               --
Accumulated deficit                                                      (16,437,276)       (14,713,209)
                                                                        ------------       ------------

Net shareholders' equity (deficit)(1)                                      3,274,435        (14,713,209)
                                                                        ------------       ------------

                                                                        $  8,716,478       $  6,298,782
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

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted. The option price per share of a non-qualified stock option may be at any price established by the Board of Directors or a committee thereof established for purposes of administering the plan. Options become exercisable at the times and subject to the conditions prescribed by the Board of Directors. Generally, options vest over a period of four years and the term of each option may not exceed ten years. Payment for shares purchased pursuant to options may be made in cash or by delivery of shares of common stock having a market value equal to the exercise of the option. As of December 31, 1995, 363,221 incentive options and 740,223 non-qualified options had been granted under the Plan, at an exercise price of $8.05 per share of common stock. At December 31, 1995, approximately 758,009 of the options granted under the Plan were exercisable.

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

9.   POTENTIAL RESCISSION LIABILITY





Between 1989 and December 31, 1993, the Company financed its activities through sales of 3,529,994 shares of Common Stock and debt securities that were converted into 1,462,494 shares of its Common Stock, which securities were sold directly to approximately 560 persons. During a review of these past financing activities in 1993, the Company's management was unable to conclude that all applicable state and federal securities laws had been complied with in all material respects in connection with these offerings.

In 1995, the Company filed a registration statement with the Securities and Exchange Commission and certain state securities regulators for a rescission offering whereby it offered to certain holders of its Common Stock as of March 31, 1995 who resided in Oregon and certain other states the right to rescind their purchase of shares of the Company's Common Stock and to receive, in exchange for the Common Stock relinquished to the Company, a payment equal to the purchase price of such securities plus interest from the date of purchase at the applicable statutory rate of the state in which they reside.

The rescission offer closed in July 1995. As a result of the rescission offer, the sales of 135,414 shares of common stock were rescinded and such shares were purchased by the Company for approximately $738,660, including interest of approximately $124,900. In total, shareholders representing approximately $1,783,907 and 528,215 shares of Common Stock outstanding at March 31, 1995 did not receive a rescission offer and holders representing approximately $265,255 and 199,843 shares of Common Stock received the rescission offer but lived in states where the Company did not register the rescission offer. The Company believes that its potential rescission liability to many of these shareholders may have been eliminated by the running of applicable statutes of limitations, however, there can be no assurance that claims asserting violations of federal or state securities laws will not be asserted by any of these shareholders against the Company or that certain holders will not prevail against the Company in the assertion of such claims, thereby compelling the Company to repurchase their shares. If all of these holders sucessfully asserted claims that the Company repurchase their shares, the Company could be required to pay to these holders approximately $2,049,162, plus approximately $525,000 in statutory interest, to repurchase 648,058 shares of the Company's Common Stock, representing an average repurchase price of approximately $3.97 a share.

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

August 20, 1996




         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature                                   Title                                       Date
- ---------                                   -----                                       ----
/s/ Timothy A. Timmins                      President, Chief Executive Officer          August 20, 1996
- ----------------------------                and Director
Timothy A. Timmins

/s/ Patrick M. Cox                          Executive Vice President,                   August 20, 1996
- ----------------------------                Chief Operating Officer and Director
Patrick M. Cox

/s/ Stebbins B. Chandor, Jr.                Senior Vice President and Chief             August 20, 1996
- ----------------------------                Financial Officer
Stebbins B. Chandor, Jr.

/s/ Karen L. Johnson                        Vice President and Controller,              August 20, 1996
- ----------------------------                Principal Accounting Officer
Karen L. Johnson

/s/ Jean de Grandpre                        Chairman of the Board of Directors          August 20, 1996
- ----------------------------
Jean de Grandpre

/s/ G. Raymond Doucet                       Director                                    August 20, 1996
- ----------------------------
G. Raymond Doucet

/s/ William D. Rutherford                   Director                                    August 20, 1996
- ----------------------------
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