Form 10QSB
period 1996-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 1996-11-12
CIK 920990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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



AT November 5, 1996, 10,687,106 COMMON SHARES WERE OUTSTANDING.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES __ NO X

                       METRO ONE TELECOMMUNICATIONS, INC.


                             INDEX TO FORM 10 - QSB

                                                                                                      Page No.
Part I   Financial Information

                  Condensed Statements of Operations (Unaudited)
                     Three and nine months ended September 30, 1996 and 1995                              1

                  Condensed Balance Sheets  (Unaudited)
                     September 30, 1996 and December 31, 1995                                             2

                  Condensed Statements of Cash Flows  (Unaudited)
                     Nine months ended September 30, 1996 and 1995                                        3

                  Notes to Condensed Financial Statements                                                 4-5

                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  6-8

Part II  Other Information

                  Item 1.  Legal Proceedings                                                              9
                  Item 5.  Other Information                                                              9
                  Item 6.  Exhibits and Reports on Form 8-K                                               9

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                       THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------        -------------------------------
                                            1996              1995                 1996                1995
                                            ----              ----                 ----                ----

Revenues                                $ 4,416,820        $  3,478,491        $ 13,161,256        $ 9,158,306
                                        -----------        ------------        ------------        -----------
Costs and expenses:
    Direct operating                      2,080,405           1,633,790           6,051,144          5,244,952
    General and administrative            1,886,266           1,502,838           5,441,637          4,355,229
                                        -----------        ------------        ------------        -----------
                                          3,966,671           3,136,628          11,492,781          9,600,181
                                        -----------        ------------        ------------        -----------

Income (loss) from operations               450,149             341,863           1,668,475           (441,875)

Other income (expense)                      (56,275)              5,522            (214,797)           127,705
Interest and loan fees                     (147,437)           (473,565)           (457,121)        (1,083,212)
                                        -----------        ------------        ------------        -----------
                                           (203,712)           (468,043)           (671,918)          (955,507)
Income (loss) before provision
  for income taxes                          246,437            (126,180)            996,557         (1,397,382)
Provision for income taxes                    4,373               1,087              27,124              1,888
                                        -----------        ------------        ------------        -----------
Net income (loss)                       $   242,064        $   (127,267)       $    969,433        $(1,399,270)
                                        ===========        ============        ============        ===========
Net income (loss) per  common and
   common equivalent share
    Primary                             $       .03        $       (.02)       $        .11        $      (.27)
                                        ===========        ============        ============        ===========
    Fully diluted                       $       .03        $       (.02)       $        .11        $      (.27)
                                        ===========        ============        ============        ===========

         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS

                                                      SEPTEMBER 30,         DECEMBER 31,
                                                      -------------         ------------
                                                          1996                  1995
                                                          ----                  ----
                                                       (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                          $ 15,912,961        $  1,148,822
    Accounts receivable                                   2,195,180           2,617,465
    Other current assets                                    345,591             360,097
                                                       ------------        ------------

        Total current assets                             18,453,732           4,126,384

Furniture, fixtures and equipment, net                    6,442,279           4,187,554
Other assets                                                441,876             402,540
                                                       ------------        ------------
                                                       $ 25,337,887        $  8,716,478
                                                       ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations       $    744,681        $    769,892
    Current portion of long-term debt                            --           2,045,897
    Accounts payable and accrued expenses                 2,505,979           1,160,049
                                                       ------------        ------------

        Total current liabilities                         3,250,660           3,975,838

Capital lease obligations, less current portion           1,366,030           1,366,205
Long-term debt, less current portion                             --             100,000
                                                       ------------        ------------
                                                          4,616,690           5,442,043
                                                       ------------        ------------

Commitments and contingencies (Note 3)                           --                  --


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                  --                  --
Common stock, no par value; 490,000,000 shares
    authorized, 10,687,106 and 7,936,545 shares,
    respectively,  issued and outstanding                36,189,040          19,711,711
Accumulated deficit                                     (15,467,843)        (16,437,276)
                                                       ------------        ------------
Net shareholders' equity                                 20,721,197           3,274,435
                                                       ------------        ------------
                                                       $ 25,337,887        $  8,716,478
                                                       ============        ============

         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -------------------------------
                                                                          1996                1995
                                                                          ----                ----

Cash flows from operating activities:
    Net income (loss)                                                $    969,433        $(1,399,270)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                     898,800            732,803
        Loss on disposal of fixed assets                                    3,544              8,403
        Gain on settlement                                                     --            (98,918)
        Services paid with common stock                                        --             13,200
    Changes in certain assets and liabilities:
        Accounts receivable                                               422,285           (393,105)
        Prepaid expenses and other assets                                 (22,462)          (211,934)
        Accounts payable and accrued expenses                           1,345,930            (25,485)
                                                                     ------------        -----------

           Net cash provided by (used in) operating activities          3,617,530         (1,374,306)
                                                                     ------------        -----------

Cash flows from investing activities:
    Capital expenditures                                               (2,482,930)           (58,555)
    Collections on notes receivable                                         2,371            174,790
                                                                     ------------        -----------

           Net cash provided by (used in) investing activities         (2,480,559)           116,235
                                                                     ------------        -----------

Cash flows from financing activities:
    Debt issue costs, net                                                      --           (166,617)
    Repayment of capital lease obligations                               (704,264)          (491,968)
    Proceeds from issuance of bank debt                                   550,000                 --
    Proceeds from issuance of long-term debt                              571,236          3,550,000
    Repayment of debt                                                  (1,867,133)          (250,000)
    Proceeds from initial public offering, net of expenses             12,465,875                 --
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                     2,611,454             80,000
    Common stock purchased in rescission offering                              --           (613,760)
                                                                     ------------        -----------

            Net cash provided by financing activities                  13,627,168          2,107,655
                                                                     ------------        -----------

Net increase in cash and cash equivalents                              14,764,139            849,584

Cash and cash equivalents, beginning of period                          1,148,822            310,191
                                                                     ------------        -----------

Cash and cash equivalents, end of period                             $ 15,912,961        $ 1,159,775
                                                                     ============        ===========

Supplemental disclosure of cash flow information:

            Cash paid for interest expense                           $    468,795        $   950,536
            Equipment acquired by capital lease                           678,877            501,502
            Conversion of debt into common stock                        1,400,000                 --


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

Reclassification. Certain balances in the 1995 financial statements have been reclassified to conform with 1996 presentation. Such reclassifications have no effect on results of operations or shareholders' equity.


2.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist primarily of options and warrants to purchase common stock.

The weighted average number of common and common equivalent shares used to compute earnings per share is:

                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                       --------------------------------     -------------------------------
                         1996                1995              1996                1995
                         ----                ----              ----                ----
Primary                9,528,021          5,132,268          8,868,641          5,190,764
Fully diluted          9,665,520          5,132,268          8,938,594          5,190,764


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.      BANK LINE OF CREDIT

The Company entered into a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. At September 30, 1996, the average interest rate was 9.5 percent. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At September 30, 1996, the Company had no borrowings against this line of credit.

METRO ONE TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5. SHAREHOLDERS' EQUITY

During the third quarter of 1996, approximately $12,465,875 in net proceeds were received by the Company as a result of an initial public offering in which 1,675,000 shares of common stock were issued by the Company.

Also during the third quarter (i) options and warrants were exercised resulting in the issuance of 484,027 shares of common stock and net proceeds to the Company of approximately $2,114,059, and (ii) $100,000 in principal of the 1995 Subordinated Notes was converted to equity, resulting in the issuance of 14,706 shares of the Company's common stock.


6. INCOME TAXES

The provision for income taxes is recorded based on the Company's current estimate of the Company's effective annual tax rate. This rate differs from the federal statutory rate primarily because of the expected utilization of net operating loss carryforwards.


7. ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1996 annual report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-QSB relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements.

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. The Company's quarterly operating results have in the past and may in the future vary significantly depending on factors such as increased competition and expiration of EDA contracts, the rapidly changing telecommunications market, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services in new market areas by telecommunications customers and general economic conditions.

         The following is a discussion of the results of operations for the third quarter and the first nine months of fiscal 1996 compared to the same periods of fiscal 1995 and a discussion of the changes in financial condition during the first nine months of fiscal 1996.


OVERVIEW

         The Company's initial public offering was declared effective August 22, 1996. The number of shares sold to the public in the offering, including the exercise of the underwriters' over-allotment option, was 2,760,000. The Company offered and issued 1,675,000 shares of common stock and selling shareholders sold 1,085,000 shares of common stock. The net proceeds to the Company were approximately $12,465,875 from the offering and $1,052,632 from the exercise of warrants by selling shareholders and the exercise of the underwriters' over-allotment option.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.

                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                                -------------                   -------------
                                             1996           1995            1996             1995
                                             ----           ----            ----             ----
Revenues                                    100.0%          100.0%          100.0%          100.0%
Direct operating costs                       47.1            47.0            46.0            57.3
General and administrative costs             42.7            43.2            41.4            47.6
Operating profit (loss)                      10.2             9.8            12.6            (4.9)
Interest and loan fees                        3.3%           13.6%            3.5%           11.8%


Comparison of Third Quarter 1996 to Third Quarter 1995

         Revenues increased 27.0% to $4.4 million for the quarter ended September 30, 1996 from $3.5 million for the same period in the prior year. Revenues from existing call centers grew 15.5% and accounted for $0.5 million of this increase. This net increase is due exclusively to increases in call volumes at all call centers except San Diego, which experienced a decrease in call volume due to the termination of a contract with AirTouch. Revenues from one new call center, opened in the fourth quarter of 1995, accounted for $0.4 million of revenues in the third quarter of 1996.

         Direct operating costs increased 27.3% to $2.1 million for the quarter ended September 30, 1996 from $1.6 million for the same period in the prior year. The increase in direct operating costs was due primarily to the cost of operating an additional call center in 1996. As a percentage of revenues, direct operating costs increased to 47.1% for the three months ended September 30, 1996 from 47.0% for the same period in the prior year.

         General and administrative costs increased 25.5% to $1.9 million for the quarter ended September 30, 1996 from $1.5 million for the same period in the prior year. This increase in costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center during 1996. As a percentage of revenues, general and administrative costs declined to 42.7% for the three months ended September 30, 1996 from 43.2% for the same period in the prior year. This decline resulted primarily from the achievement of substantially higher revenues in the three months ended September 30, 1996 compared to the same period in 1995. Depreciation and amortization increased by 43.0% to $345,324 for the three months ended September 30, 1996, from $241,830 for the same period in the prior year due primarily to the acquisition of new equipment for one new call center and equipment upgrades for existing call centers.

         Other expense for the three months ended September 30, 1996 was $56,275, and consisted primarily of estimated litigation settlement expenses of $125,400, offset by interest income of approximately $72,180. Other income for the three months ended September 30, 1995, was $5,522, and consisted primarily of interest income of $11,428, offset by approximately $6,100 of loss on disposition of assets.

         Interest expense and loan fees declined 68.9% to $147,437 for the quarter ended September 30, 1996 from $473,565 for the same period in the prior year. This decline was attributable solely to the reduction in average debt outstanding to $2.6 million from $10.6 million for the quarters ended September 30, 1996 and 1995, respectively.


Comparison of the Nine Months of 1996 to the Nine Months of 1995

         Revenues increased 43.7% to $13.2 million for the nine months ended September 30, 1996 from $9.2 million for the same period in the prior year. Revenues from existing call centers grew 31.1% and accounted for $2.8 million of this increase while revenues from one new call center accounted for $1.2 million of revenues in the first nine months of 1996. The revenue growth at existing call centers was due exclusively to increases in call volumes at these centers.

         Direct operating costs increased 15.4% to $6.1 million for the nine months ended September 30, 1996 from $5.2 million for the same period in the prior year. The increase in direct operating costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center in 1996. As a percentage of revenues, direct operating costs declined to 46.0% for the nine months ended September 30, 1996 from 57.3% for the same period in the prior year. This decline primarily resulted from higher call volumes and greater operating efficiencies due to improved personnel utilization and the introduction of new systems designed to enhance productivity.

         General and administrative costs increased 25.0% to $5.4 million for the nine months ended September 30, 1996 from $4.4 million for the same period in the prior year. This increase in general and administrative costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center during 1996. As a percentage of revenues, general and administrative costs declined to 41.4% for the nine months ended September 30, 1996 from 47.6% for the same period in the prior year. This decline resulted primarily from the achievement of substantially higher revenues in the first nine months of 1996 compared with the same period in the prior year. Depreciation and amortization increased by 22.7% to $898,800 for the nine months ended September 30, 1996 from $732,803 for the same period in the prior year due primarily to the acquisition of new equipment for the new call center and equipment upgrades for existing call centers.

         Other expense for the nine months ended September 30, 1996, was $214,797 and consisted primarily of estimated litigation settlement expenses of approximately $280,323 and a $33,195 expense for the write-off of remaining value of certain miscellaneous assets, offset by interest income of approximately $101,890. Other income for the nine months ended September 30, 1995 was $127,705 and consisted primarily of interest income of $34,778 and approximately $98,900 of income resulting from the settlement of a vendor claim.

         Interest expense and loan fees declined 57.8% to $457,121 for the nine months ended September 30, 1996 from $1,083,212 for the same period in the prior year. This decline was attributable solely to the reduction in average debt outstanding to $3.2 million from $9.0 million for the nine months ended September 30, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The initial public offering of common stock in August 1996 and the exercise of the Company's underwriters' over-allotment option in September 1996 resulted in net proceeds to the Company of $13.5 million which increased the Company's working capital to $15.2 million at September 30, 1996 from $0.2 million at December 31, 1995.

         The Company has a $3.0 million secured operating line of credit with a commercial bank. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At September 30, 1996 the Company had approximately $1.6 million of available borrowing capacity on this line of credit and had no borrowing against the line of credit. The Company believes that current cash and cash equivalents, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements through 1997.

         The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of September 30, 1996 the Company had $15.9 million in cash and cash equivalents compared to $1.2 million at September 30, 1995, an increase of approximately $14.7 million resulting primarily from the initial public offering in the third quarter of 1996.

         Cash Flow from Operations. Net cash from operations for the nine months ended September 30, 1996 was $3.6 million resulting primarily from (i) an increase in accounts payable and accrued expenses at September 30, 1996 related to initial public offering expenses and equipment purchases related to operations, and (ii) the operating income for that period. No new call centers were opened and most existing call centers operated profitably and contributed to cash flow from operations during the nine months ended September 30, 1996.

         Cash Flow from Investing Activities. Cash used in investing activities was $2.5 million for the nine months ended September 30, 1996 and was related primarily to capital expenditures for system redundancy capabilities and equipment upgrades for certain locations. In the nine months ended September 30, 1996, additional capital equipment for the same purposes was acquired through lease financing in the amount of $0.7 million.

         Cash Flow from Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 1996 was $13.6 million resulting primarily from the Company's initial public offering.

         Future Capital Needs and Resources. The Company's future needs for financial resources include amounts for the purchase of equipment for the upgrading of existing and establishment of new call centers. The Company believes its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements through 1997.

         Effect of Inflation. The effect of inflation was not a material factor affecting the Company's business during the nine months ended September 30, 1996.

PART II.          OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company has reached a preliminary agreement with Metro Direct Information Services of Phoenix ("Arizona Direct") and its principal shareholders to settle two lawsuits filed in 1994 and 1995. The preliminary agreement is subject to the completion and execution of a definitive settlement agreement among the plaintiffs and certain defendants, including the Company. Such definitive settlement agreement would also be subject to final approval by the court. Although the Company is unable to predict with certainty when or if such a definitive settlement agreement will be approved, the Company anticipates that such approval could occur during the fourth quarter of 1996. Under the terms of the preliminary agreement, the Company will pay to Arizona Direct and its principal shareholders the amount of $450,000 and issue to such parties 50,000 unregistered shares of the Company's common stock, representing consideration for the equipment financed by Arizona Direct, a non-competition covenant by Arizona Direct and its principal shareholders for a term of three years, certain covenants in relation to the common stock to be issued, and settlement and compromise of the litigation. The parties will exchange mutual releases of claims and payments by the Company will be made without admission of liability. The Company maintains that its litigation positions have merit but agreed to a settlement in order to avoid the risk, exposure and costs of further legal proceedings.

         The Company has reached a preliminary settlement agreement with Richard and John Budinich with respect to their civil action filed in 1996. Subsequent to the Company's public offering of its Common Stock, the Budinichs withdrew the tender of the subject shares for rescission. The Company believes that the Budinichs have sold such shares for consideration in excess of the amounts originally paid for such shares and statutory interest, and the Company believes that it has no liability to the Budinichs in respect of such shares. Under the terms of the preliminary settlement agreement, which is subject to the negotiation of definitive settlement documents, the litigation will be concluded by the mutual release of claims without any admission of liability or monetary payments.


ITEM 5.  OTHER INFORMATION

Subsequent Event

         The Company announced on November 4, 1996 that it had signed a multi-year contract with Sprint Spectrum L.P. ("Sprint Spectrum"). Under the terms of the contract, Metro One will provide its local and nationwide directory assistance services for each Sprint Spectrum market and potentially for certain Sprint Spectrum affiliate markets. In conjunction with the scheduled start-up of services in new markets by Sprint Spectrum, Metro One expects to open new call centers over the next eighteen months in such major metropolitan areas as New York, Boston, Dallas, and San Francisco. The timing and amount of revenues and expenses associated with the contract are difficult to predict and will be primarily dependent on the schedule of initiation of service by Sprint Spectrum in specific markets, the number of new subscribers Sprint Spectrum acquires, the directory assistance call volumes achieved, and the timing and number of new call centers opened.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                  There are no exhibits to this report.

         (b) Reports filed on Form 8-K

                  There were no reports filed on Form 8-K in the third quarter ended September 30, 1996.

METRO ONE TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Metro One Telecommunications, Inc.
                                                   Registrant


Date:    November 5, 1996



                                       Stebbins B. Chandor, Jr.
                                       ------------------------------
                                       Stebbins B. Chandor, Jr.
                                       Senior Vice President
                                       Chief Financial Officer


                                       Karen L. Johnson
                                       ------------------------------
                                       Karen L. Johnson
                                       Vice President
                                       Controller