Form 10KSB40
period 1996-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1997-03-31
CIK 920990

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       or
               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                   to
                                  -------------------  -------------------

                         Commission File Number 0-27024

                       METRO ONE TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

           Oregon                                       93-0995165
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

          Revenues for its most recent fiscal year.  $17,833,975.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $59,459,144.

         The number of shares outstanding of the Registrant's common stock, as of March 15, 1997, was 10,783,303.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of this Report.

                       METRO ONE TELECOMMUNICATIONS, INC.
                         1996 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                     Page No.
                                     PART I

ITEM 1            Business                                                                               3
ITEM 2            Properties                                                                             9
ITEM 3            Legal Proceedings                                                                      9
ITEM 4            Submission of  Matters to a Vote
                  of Security Holders                                                                   10
                                     PART II

ITEM 5            Market for Common Equity and
                  Related Stockholder Matters                                                           11
ITEM 6            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                      11

ITEM 7            Financial Statements                                                                  18
ITEM 8            Changes In and Disagreements With
                  Accountants on Accounting and
                  Financial Disclosure                                                                  18

                                    PART III

ITEM 9            Directors and Executive Officers                                                      18
ITEM 10           Executive Compensation                                                                18
ITEM 11           Security Ownership of Certain Beneficial
                  Owners and Management                                                                 18
ITEM 12           Certain Relationships and Related
                  Transactions                                                                          18
ITEM 13           Exhibits and Reports on Form 8-K                                                      18

                  Signatures                                                                            20

                                     PART I


ITEM 1.        BUSINESS.

         Metro One Telecommunications, Inc. (the "Company" or "Metro One") is a leading independent developer and provider of Enhanced Directory Assistance ("EDA") for the wireless telecommunications industry. The Company contracts with wireless telecommunications carriers to provide enhanced directory assistance to a carrier's subscribers. In 1989, the Company opened its first call center and began testing and offering EDA services. In 1991, the Company entered into its first contract to provide EDA services to a cellular carrier's subscribers on a charge-per-call basis. The Company presently operates call centers in the Baltimore/Washington D.C., Chicago, Denver, Detroit, Miami, Minneapolis, Philadelphia, Phoenix, St. Louis, San Diego, Seattle and Portland, Oregon metropolitan areas. In 1996, the Company handled approximately 30 million requests for directory assistance on behalf of carriers.

         The Company's EDA provides callers with easy-to-use directory assistance. The Company's operators provide EDA with a high level of efficient, personalized service. The Company's EDA includes several features in addition to those provided by traditional directory assistance, including call completion, categorical search and local event information. Call completion allows a caller to be directly connected with the number requested, thus completing the call without the need for redialing. The Company's StarBack feature enables a subscriber to return to an operator at any time during a call. The Company is developing additional EDA features including a broader array of connectivity features and increased content. The Company believes that its EDA offers the wireless consumer a feature-rich, user-friendly alternative to traditional directory assistance.

         In addition to addressing the needs of the wireless subscriber, the Company believes that its EDA offers wireless carriers the opportunity to differentiate their service by providing a high quality, value-added product to subscribers, thereby assisting carriers in meeting heightened competition in the telecommunications industry. The Company's array of connectivity features and informational content, which can be offered to subscribers in various configurations, allow the wireless carrier to distinguish its services from competitors and establish a separate identity in the marketplace. The Company believes that its EDA also increases carriers' revenues through increased call volumes and billable air time.

         The Company was incorporated in 1989 under the name Metro One Direct Information Services, Inc. under the laws of the State of Oregon. The Company changed its name to Metro One Telecommunications, Inc. in 1995. The Company has its principal executive offices at 8405 S.W. Nimbus Avenue, Beaverton, Oregon 97008.


INDUSTRY BACKGROUND

         Wireless telecommunications has been among the fastest growing segments of the telecommunications industry during the 1990s. One industry source, Northern Business Information, predicts annual revenues in the wireless telecommunications industry to increase from less than $10 billion in 1990 to $50 billion by 1999. This growth stems largely from technological advances that provide customers with affordable, high quality mobile services. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless subscribers in the United States at year-end 1996 was approximately 44 million. While this figure represents primarily cellular subscribers, other types of wireless communications technologies, such as Personnel Communication Services ("PCS") and specialized mobile radio ("SMR"), are beginning to compete with cellular and are also expected to enjoy rapid expansion. For example, the number of PCS subscribers is projected to exceed 20 million by the year 2000.

         Telecommunications carriers face increasing competitive pressures arising from the deregulation of the domestic telecommunications industry. Because of this increasingly competitive environment, local, regional and national telecommunications carriers confront intense pressure to differentiate their products and establish brand loyalty. These pressures are particularly acute for wireless carriers who seek to increase market penetration of their services and increase revenues while confronting competition from rival carriers and new technologies. As the quality of wireless services improves and achieves relative parity with competing services, wireless providers must differentiate themselves by incorporating value-added features into their services. Directory assistance is one such feature that wireless carriers can offer to differentiate their services allowing them to compete more effectively and increase usage and subscriber satisfaction.

         Wireless subscribers, at the same time, need convenient and practical directory assistance in which they are not hampered by the limited functionality of automated operators or required to write down or memorize phone numbers. Wireless subscribers benefit from an enhanced directory assistance that can deliver features beyond mere phone listings, such as call connectivity and helpful information such as categorical searches, local events and movie listings. In turn, carriers benefit from increased subscriber loyalty and the revenues derived from more frequent usage.


THE DOMESTIC DIRECTORY ASSISTANCE MARKET

         The Company believes that over 10 billion directory assistance calls are made annually by consumers and businesses in the United States. The majority of these directory assistance calls are handled for landline telephone users by the Regional Bell Operating Companies ("RBOCs") from their incumbent positions as the local telephone carriers. The Company believes, however, that wireless directory assistance represents a significant and fast-growing segment of the market due to the expected continued growth in the wireless market and the natural attractiveness of delivering directory assistance for wireless users.

         The wireless telecommunications market is dominated by the cellular and PCS affiliates of the established carriers as well as a few large independents. The Federal Communications Commission ("FCC") initially granted cellular licenses to only two systems (one for non-wireline carriers and one for wireline carriers) in every metropolitan statistical and rural service area. The largest U.S. cellular carriers include AT&T Wireless Services, Inc., GTE Mobilnet, the cellular affiliates of the RBOCs, such as Ameritech Cellular, and several independents, including AirTouch Communications Inc. (which is in the process of acquiring US West NewVector Group, Inc.) and 360 Communications Company. In early 1997, the FCC completed the auction of six PCS licenses in each market area to potential PCS providers. The largest PCS providers, based on population covered, include Sprint PCS, NextWave Telecom, AT&T Wireless Services, PrimeCo Personal Communications L.P., Omnipoint Communications and Pacific Bell Mobile Services.

         Directory assistance services for the cellular carriers were initially provided exclusively by the local RBOCs. However, as carriers began to face a more competitive marketplace and have been forced to seek ways to differentiate and improve their service, they have increasingly sought to outsource services like directory assistance to focus on their core competencies. Meanwhile, new providers of emerging technologies, such as PCS, also desire to outsource their non-core operations, like directory assistance, and focus on ways to acquire and retain new subscribers. Metro One believes it is uniquely positioned to provide the type of feature rich, easy-to-use and personalized enhanced directory assistance the carriers desire. The Company's operating competencies, derived from the establishment and operation of twelve call centers, allow it to provide carriers with a reliable, high-quality, local directory assistance product. At the same time, the Company's national call center network enables carriers which operate in multiple markets to offer a consistent EDA, which promotes greater system-wide marketing and brand identification.

         The entire telecommunications industry, including the landline telecommunications market, is currently undergoing various regulatory, competitive and technological changes which the Company believes may create new customers and affect existing customers of the Company. The Company continues to monitor the ongoing changes in the marketplace and consider which developments provide the most favorable opportunities for the Company to pursue.


METRO ONE'S STRATEGY

         Metro One's mission is to be the leading provider of operator-assisted enhanced directory assistance and information services. The key elements of Metro One's strategy for fulfilling that mission are:

         Continuously offer value-added products and features. Metro One endeavors to define a new standard for directory assistance by delivering directory assistance solutions which meet the particular needs of wireless telecommunications consumers. Through continuous expansion of its features, enrichment of its database and enhancement of its search capabilities, Metro One believes it can attract and retain carriers and set an ever increasing expectation for value-added enhanced directory assistance.

         Expand into new geographic markets. Metro One expects to continue to expand its national network of call centers into new geographic markets served by existing carrier customers, which increasingly demand consistent service across their national networks. Metro One believes its operational competencies and extensive experience developing and maintaining its existing call center network will help the Company to penetrate these new geographic markets successfully.

         Leverage existing infrastructure. Metro One intends to exploit its national call center network to provide service to additional wireless carriers and subscribers from existing call centers. By leveraging its established call center network, Metro One expects to expand call volumes particularly by providing EDA to subscribers who can now be served more readily as a result of the deregulation of the telecommunications industry.

         Achieve greater operating efficiencies. Metro One is developing and implementing software enhancements and adding new hardware to its EDA systems that are intended to increase the productivity of its operators. Coupled with improved personnel training programs and operator monitoring capabilities, these enhancements are expected to permit the Company to deliver its EDA to carrier subscribers more efficiently while increasing call center profitability.

         Pursue opportunities to provide additional operator-assisted services. Metro One intends to expand its product offerings to include information services, such as direction and concierge services, that complement its enhanced directory assistance. The development and implementation of these services are intended to generate incremental revenue for the Company while raising consumer expectations for operator assisted information services.


CUSTOMERS AND MARKETS

         The Company provides its EDA to five of the nation's eight largest cellular carriers in a portion of their service areas and to both the largest PCS carrier (in terms of population covered) and the first PCS carrier to establish domestic PCS service. The Company has located call centers in 12 of the top 25 cellular markets (market size based on estimated subscribers). The Company services approximately 27 markets from these 12 call centers. In addition, the Company is either offering, or expects to soon offer, its EDA services in the majority of the top 40 markets, including New York and Los Angeles, the two largest markets. The Company believes that these top 40 major metropolitan areas represent its greatest opportunities for future growth. Wireless usage in these markets has attained sufficient levels to provide profitable call volumes, while competition among carriers for these subscribers increases carrier need for features that can differentiate their services. The Company strives to expand relationships with existing carrier customers and to establish relationships with new carrier customers.

         The Company provides substantially all of its EDA services under 12 separate contracts that have terms that originally ranged from one to five years. Two of these contracts expire at the end of 1997 while eight expire during 1998. Under the EDA contracts, the carrier generally agrees to route all local directory assistance calls to the Company. However, these contracts generally allow the Company to offer EDA services to competing carriers. The Company contractually agrees to staff its EDA operations centers 24 hours a day, seven days a week, 365 days a year, with a sufficient number of operators to perform the contracted services within specified performance requirements.

         The Company offers its services on behalf of the carrier under a brand name selected by that carrier. For example, the Company presently offers its EDA to AT&T Wireless subscribers in various markets as "AT&T Connect." The carrier is generally responsible for all aspects of marketing, including advertising and related costs. Although each carrier establishes its own fee structure with its subscribers, Metro One charges carriers for its service on a per call basis and the carrier is obligated for the charges regardless of whether it is paid by the subscriber. During 1996, the Company's per-call charges to its carrier customers averaged approximately $0.60.

         The Company typically enters into a separate contract with a carrier for each geographic market to be served by the Company. The Company is a party to a single contract with Ameritech Cellular, however, providing for the Company to deliver enhanced directory assistance to Ameritech Cellular's subscribers in Chicago, Milwaukee, St. Louis, and Detroit. The agreement provides for the Company to supply enhanced directory assistance to each of those markets for a term of three years commencing on the date enhanced directory assistance is made commercially available to subscribers in the market. The additional terms of the agreement do not differ materially from the Company's general EDA contracts. Under this contract, Ameritech Cellular accounted for approximately $4.7 million of revenue during 1996.

         The Company is also a party to a single contract with Sprint Spectrum L.P., doing business as Sprint PCS. Under the terms of the multi-year agreement, the Company will provide its local and nationwide EDA for each Sprint Spectrum market and potentially for each Sprint Spectrum affiliate market. As of March 1997, the Company was providing its EDA services from existing call centers for the 17 markets where Sprint or its affiliates have launched their PCS service.

         In 1996, eight customers accounted for the majority of the Company's $17.8 million in revenues. The Company's three largest customers, US West NewVector, Ameritech Cellular and Bell Atlantic NYNEX Mobile, accounted for approximately 28, 26, and 22 percent of revenues, respectively, in 1996. In 1995, seven customers accounted for the majority of the Company's $13.1 million in revenues. The Company's three largest customers, US West NewVector, Ameritech Cellular and Bell Atlantic NYNEX Mobile, accounted for approximately 29, 23, and 20 percent of revenues, respectively, in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the TOMCOM partnership which includes AirTouch, US West NewVector, and Bell Atlantic NYNEX Mobile.


PRINCIPAL PRODUCT AND PRODUCT FEATURES

         Enhanced Directory Assistance. Metro One delivers its EDA using a customized array of hardware and software and the Company's database and search engines. The Company receives incoming calls by means of contractually assigned directory assistance numbers, typically 411 or 555-1212. Calls are answered by the Company's operators, identifying the EDA service using the carrier's brand name. Upon receiving information requests from subscribers, Company operators search the Company's local database utilizing various search engines. The Company's EDA system allows the operator to connect the caller to a party and/or supply the telephone number, address, or other information, including local events or businesses of a certain type within a specific locality. The fee for this service is fixed by the carrier, and typically ranges from $0.50 to $0.75 plus airtime charges. The Company's system compiles billing information that is, in some cases, furnished to the carrier for subscriber billing and collection.

         Connectivity features. The Company's EDA incorporates connectivity features, which are engineered to address specific needs of mobile users, at no additional charge to carriers. The Company's call completion feature directly connects a subscriber to a requested business or residence without the requirement of additional dialing. This feature is particularly useful to the mobile consumer because it eliminates the need to write down or memorize a phone number. Metro One's StarBack feature allows a caller to return immediately to an operator simply by pressing the (*) key once on the caller's telephone. This feature allows a caller immediate access to an operator if a call is unanswered or if the number is busy, permitting the caller to request alternate connections.

         In addition, the Company is in the process of introducing two new connectivity features which will further differentiate its EDA from traditional directory assistance. These two features are AutoBack -- the ability to automatically return a caller to an operator if a busy signal is detected and NumberBack -- the ability to obtain a recording of the last phone number requested by a caller. AutoBack and NumberBack are commercially available in one market and are expected to be introduced in all of the Company's markets during 1997. Two other features, also expected to be introduced in 1997, are MessageBack -- the ability to deliver a caller's message to the called party at a later time if connection is not initially established and CallBack -- the ability to connect the called party to the calling party at a later time.

         Content features. The Company's database and search engine development activities have focused on the creation of valuable features which distinguish the Company's EDA from traditional directory assistance. The Company's database system is derived from a variety of sources, including data licensed from RBOCs, independent telephone companies and other commercial sources. The Company supplements this information with localized information, such as information relating to local events and amenities, which allows the Company to customize a local database to include specialized information at the request of a carrier customer. The Company believes that these features are of particular value to wireless subscribers who often seek information while in transit.

         National database access and connectivity. The Company currently utilizes several national directory assistance databases which allow callers to request business, residential and government numbers from anywhere in the U.S. In areas where a carrier's billing systems permit appropriate tracking of toll calls, the Company is able to offer the ability to connect calls from a local call center to anywhere in the U.S.

         New features and products. The Company plans to develop additional features which complement the Company's current array of connectivity and content features while providing additional utility and value to the wireless subscriber. The Company believes that the continued development of new features is an important component of its strategy to define a new standard for directory assistance and to thereby widen customer acceptance of and demand for enhanced directory assistance. The Company also intends to expand its product offerings to include operator-assisted information services that complement its EDA.


OPERATIONS

         Call centers. The Company presently maintains call centers in the Baltimore/Washington D.C., Chicago, Denver, Detroit, Miami, Minneapolis, Philadelphia, Phoenix, St. Louis, San Diego, Seattle and Portland, Oregon metropolitan areas. Call center premises are leased by the Company and range in size from approximately 3,000 to 11,000 square feet. In its call center site selection process, the Company works with carriers to identify locations which provide easy access to T1 and T3 transmission facilities. In addition, the Company seeks to obtain locations that are readily accessible to its workforce. Call centers typically are configured using modular work stations, so that each operator has a station for their terminal and related database materials. Because the Company's call centers are operational 24 hours a day, work stations may be used by three or more operators during a business day.

         Database, database management system and search engines. The Company develops a principal database for each call center, obtaining data from a variety of sources including RBOCs, independent telephone companies and other commercial sources. The Company's local database is augmented by access to supplemental databases on a subscription basis. The Company also utilizes national directory assistance databases licensed by the Company from commercial sources. The recent upgrade of the Company's call center network stations allows operators to efficiently query both their local database and the national directory assistance database. The Company has developed a database management system that it uses to maintain and update directory listings in its database.

         The Company has developed search engine systems to access information within its databases. The Company also licenses portions of its systems from various vendors. The Company is upgrading its database management system and search engines to increase the speed of the information access and to broaden the categorical search capabilities of its operators. These software enhancements are currently being introduced in several call centers and are expected to be introduced into the rest of the Company's national call center network throughout 1997. The Company believes that these tools will improve EDA search times, resulting in faster call processing.

         EDA system. Metro One's EDA system incorporates programmable switching equipment, host computers, voice response units and database servers. The Company contracts with value-added resellers to assist in programming its switches and host computer systems. This software enhances its call handling and billing capabilities and provides the basis for the Company's connectivity features.

         Quality assurance. Particularly because the Company's EDA is provided to subscribers on a branded basis, the Company believes that the quality and reliability of its EDA services are important considerations in a carrier's decision to offer the Company's EDA. The Company provides carriers with several EDA options related to configuration and features. Once a new call center is operational, the Company and carrier subject the center to testing before service is initiated. In addition to supplying billing information to carriers, the Company monitors call center performance for compliance with contract performance standards and reports this information to carriers on a regular basis. The Company has centralized its employee training which allows it to achieve more uniform performance throughout its call center network. Metro One solicits performance evaluations from its customers on a quarterly basis. The Company's systems maintenance and support personnel are accessible to customers on a 24-hour basis.

MARKETING

         The Company markets directly to telecommunications carriers. Sales and technical support personnel are based at the Company's corporate headquarters in Beaverton, Oregon. In addition, the Company's regional managers, who oversee the Company's call center network, are also a key element in the maintenance and development of carrier relationships.

         The Company's major marketing programs focus on product awareness principally through trade shows, marketing materials, including brochures and videotape presentations, and direct contacts with telecommunications carriers. There are several major industry conferences that are important to the Company's marketing program. The Company maintains communications with its existing carrier customers through its quality assurance and customer service programs, which afford the Company the opportunity to receive information regarding evolving carrier needs. The Company also maintains an active calling program to identify and meet with prospective carrier customers; both existing carriers and new carriers in emerging technologies.


COMPETITION

         The enhanced directory assistance market is characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies. The Company's principal competitors include RBOC-owned or -affiliated carriers or non-RBOC affiliated carriers, including GTE. In addition to traditional directory assistance, many of these competitors offer a directory assistance call completion feature. Although the Company believes that none of these competitors presently offers a form of enhanced directory assistance that incorporates all the connectivity and content features of the Company's EDA, these competitors have substantially greater financial, technical and marketing resources than the Company and may be able to do so in the future. The Company also faces competition in various markets from independent companies seeking to offer forms of enhanced directory assistance.

         The Company believes that the principal competitive factors in the enhanced directory assistance market are quality of product, available features, technological innovation, experience, responsiveness to customers, and price. Historically, the Company has sought to distinguish itself from competitors based on the quality of its product, the development of useful features and its experience derived from successfully establishing a national network of call centers. Although the Company has not experienced widespread competitive pressures with respect to the pricing of its product, there can be no assurance that the Company will not experience price or margin pressures in the future. The Company believes, however, that its future growth will depend on its ability to maintain and improve the quality of its product, and to develop and successfully introduce new connectivity content and features.


INTELLECTUAL PROPERTY

         The Company regards certain aspects of its products and their features and processes as proprietary and relies on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect its proprietary rights. The Company has obtained service mark registrations in the United States for several of its product feature names, such as "StarBack." The Company's policy has been to enter into confidentiality agreements with all employees and limit access to its documentation and other information related to its intellectual property. The Company believes that its product development and marketing capabilities have been of greater importance to the Company's business than legal intellectual property protection.


GOVERNMENT REGULATION

         The Company's business depends upon relationships with companies that are regulated by the FCC or state PUCs. Such regulation applies to all communications common carriers, such as AT&T, RBOCs and other long distance and local exchange carriers. Enhanced service companies such as the Company may be subject to various levels of regulation or are completely unregulated on a state-by-state basis.


EMPLOYEES

         As of March 15, 1997, the Company had approximately 575 employees. None of the Company's employees are subject to a collective bargaining agreement. Management of the Company considers its relationship with its employees to be good.


ITEM 2.        PROPERTIES.

         The Company leases its principal executive and administrative offices at 8405 S.W. Nimbus Avenue, Beaverton, Oregon, comprising approximately 15,400 square feet, for a remaining term of five years with a renewal option. The Company also leases office facilities for its EDA operations in the markets it serves. There are approximately 15 facility leases in effect at March 15, 1997 with remaining terms ranging from one to six years.

         The Company believes that its facilities are suitable and adequate for its present operational requirements and that it is not dependent upon any individually leased premises.


ITEM 3.        LEGAL PROCEEDINGS.

         In May 1993, as a means of rapidly responding to a market opportunity in Arizona with US West NewVector, the Company entered into a Leasing and Business Transfer Agreement (the "Leasing Agreement") with Metro Direct Information Services of Phoenix ("Arizona Direct"), an unaffiliated third party and former licensee of the Company's initial value-added EDA product. The Leasing Agreement provided financing for the Company of substantially all required equipment and furniture in its Arizona operations center and is similar, in some respects, to a joint venture agreement. Equipment with the approximate value of $200,000 was financed and obtained by the Company under the Leasing Agreement, which amount was not repaid by the Company. The Leasing Agreement provided for a formula-based profit sharing arrangement between the Company and Arizona Direct, which was to become effective after the Company had recouped all start-up costs from the Arizona operation. At the earliest appropriate time, at the Company's discretion, the Company was obligated to request that its rights under the US West NewVector contract for Arizona be transferred to Arizona Direct. If such a transfer had occurred, the profit sharing arrangement was to be replaced by a royalty arrangement under which the Company would have received a royalty for each cellular call handled by Arizona Direct. If the transfer had been denied or otherwise did not occur, the formula-based profit sharing arrangement was to govern the business relationship between the Company and Arizona Direct until the transfer or the end of the US West NewVector agreement. During 1993 and 1994, the Company and Arizona Direct were unable to come to an agreement with respect to the amounts of equipment lease financing that had been provided to the Company by Arizona Direct. In addition, disputes arose regarding whether the Company had recouped start-up costs for the Arizona operation as of May 1994. In June, 1994, Arizona Direct commenced an action seeking rescission of the Leasing Agreement. In December, 1994, the Company notified Arizona Direct that it believed Arizona Direct was in default of its obligations under the Leasing Agreement. The Company declared the Leasing Agreement terminated. Arizona Direct gave the Company notice of its belief that the Company had breached the Leasing Agreement as well. The Company denied those allegations. In connection with the Leasing Agreement, the Company and several of its officers were named as defendants in a complaint filed in U.S. District Court for the District of Arizona in June 1994 by Arizona Direct (and the purported principal shareholders of Arizona Direct). The Company counterclaimed for breach of the Leasing Agreement and for tortious interference with the Leasing Agreement against Arizona Direct's principal shareholders. In October 1995, Arizona Direct filed an action against the Company in the U.S. District Court for the District of Oregon seeking, among other things, damages for alleged breach of the Leasing Agreement.

         In February 1997, the Company reached final agreement with Arizona Direct and its principal shareholders to settle the two lawsuits. Under the terms of the settlement agreement, the Company paid to Arizona Direct the amount of $450,000 and issued to such parties 50,000 unregistered shares of the Company's Common Stock, representing consideration for the equipment financed by Arizona Direct, a covenant not-to-compete by Arizona Direct and its principal shareholders for a term of three years, certain covenants in relation to the common stock to be issued, and settlement and compromise of the litigation. The parties exchanged mutual releases of claims and payments by the Company were made without admission of liability.

         On May 20, 1996, Richard and John Budinich, two of the Company's shareholders, filed a civil action in the Superior Court of the State of Washington for King County in which the plaintiffs alleged that the Company violated securities laws of the State of Washington by selling to the plaintiffs 44,532 shares of the Common Stock of the Company in 1993. In February 1997, the Company reached final agreement with Plaintiffs with respect to their civil action. Under the terms of the settlement agreement, the litigation was dismissed with mutual releases of claims without any admission of liability or monetary payments.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 5, 1996, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 19, 1996, briefly described below:

         (i) The shareholders were requested to elect the following individuals to the Board of Directors:

                         NOMINEE                            FOR                           WITHHELD
                         -------                            ---                           --------
              Patrick M. Cox                             6,509,382                         7,763
              A. Jean de Grandpre                        6,514,287                         2,858
              G. Raymond Doucet                          6,514,287                         2,858
              William D. Rutherford                      6,514,287                         2,858
              Timothy A. Timmins                         6,512,858                         4,287

               All nominees were elected to the Board of Directors.

          (ii) The shareholders were asked to approve the selection of Deloitte & Touche LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 6,512,145 votes were cast for the proposal, 5,000 votes were against the proposal, 0 votes abstained and 0 votes were broker non-votes.

                                     PART II


ITEM  5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On August 23, 1996, the Company's Common Stock commenced trading on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "MTON." The high and low sales prices as reported on the Nasdaq National Market for the period from August 23, 1996 to September 30, 1996 and the fourth fiscal quarter of 1996 were as follows:

       1996                                                 High                      Low
       ----                                                 ----                      ---
       August 23, 1996 to September 30, 1996                $16 -1/4                  $9
       Quarter ended December 31, 1996                       14 -1/2                   6 -3/4

         The approximate number of shareholders of record as of March 15, 1997 was 430. The Company believes it has approximately 2,537 shareholders including an estimate of shareholders with shares held in street name.

         The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to its Common Stock in the foreseeable future. The Company's existing line of credit agreement prohibits the payment of cash dividends.


ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-KSB relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. For a discussion of such risks, see "Issues and Uncertainties." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as increased competition and expiration of Enhanced Directory Assistance ("EDA") contracts, the rapidly changing telecommunications market, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services in new market areas by telecommunications customers, general economic conditions, and the other factors discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-05183) filed with the Securities and Exchange Commission, which section is hereby incorporated by reference herein.


OVERVIEW

         The Company is a leading independent provider of Enhanced Directory Assistance ("EDA") for the wireless telecommunications industry.

         The Company provides EDA under contracts with original terms ranging from one to five years. Under the EDA contracts, carriers generally agree to route all local directory assistance calls to the Company, bill their subscribers for EDA calls and market the service. These contracts generally permit the Company to offer its EDA services to competing carriers in the same market. Metro One provides EDA to a carrier's subscribers under a brand name designated by the carrier, such as "AT&T Connect." Although each carrier establishes its own EDA fee structure for its subscribers, Metro One charges carriers directly for its service on a per call basis and the carrier is obligated for the charges regardless of whether it is paid by its subscriber. Generally, these per call charges remain fixed for the term of the contract.

         The Company currently has 12 significant EDA contracts with seven different carriers to provide EDA in 27 metropolitan markets from 12 call centers. The Company expects to continue to expand its share of the wireless telecommunications directory assistance market by adding customer carriers to the currently existing national network of call centers and by expanding this network into new geographic markets to serve new and existing carrier customers. The Company presently anticipates that it will open several new call centers by the end of 1997. Based on the Company's historical experience and technical upgrade plans, establishing a call center typically costs $700,000 to $800,000, exclusive of initial operating losses. There can be no assurance, however, that costs associated with establishment of new call centers will be consistent with costs experienced by the Company on a historical basis.

         In the first quarter of 1996, the Company's contract with AirTouch Cellular in the San Diego market expired. During 1995, this contract accounted for approximately seven percent of the Company's revenues. Although the Company participated in a competitive bidding process, the Company was unable to secure a new contract on terms and conditions that were acceptable to the Company. During the negotiations, the carrier sought rates below prior contracted rates and an exclusivity commitment in markets served by the carrier.

         AirTouch Cellular has combined cellular operations with US West NewVector and has also formed a partnership called TOMCOM, L.P., with Bell Atlantic NYNEX Mobile to pursue joint marketing strategies. While the implications of the expiration of the AirTouch Cellular EDA contract for the San Diego market are unclear, the Company believes this decision may serve as a precedent for AirTouch Cellular and the other TOMCOM participants as they establish or consider the renewal of EDA contracts in other markets in the future. Although one EDA agreement with a TOMCOM member has been extended for a period of six months subsequent to the expiration of the contract in San Diego, there can be no assurance that the Company will renew its contracts with US West NewVector or any other TOMCOM participant or that the Company will have the opportunity to obtain new contracts with any of these carriers in the future. One of the Company's contracts with a TOMCOM participant is up for renewal in 1997, with five others up for renewal in 1998. Contracts with TOMCOM participants accounted for 56 percent and 54 percent of the Company's revenues in 1996 and 1995, respectively.

         In January 1997, the Company discontinued service to GTE Mobilnet in the San Diego market. During 1996 this contract accounted for approximately five percent of the Company's revenues. GTE Mobilnet, previously operating under the terms of a contract between the Company and US West NewVector, which contract was to have been assigned to GTE Mobilnet as part of a market swap between the two carriers, transferred service to a GTE operator services entity.

         The San Diego call center is currently serving two Personal Communications Service ("PCS") carrier customers rolling out service in California and Nevada. One of these carrier customers is served under a trial agreement.

         In the fourth quarter of 1996, the Company signed a multi-year contract with Sprint PCS to provide EDA services to Sprint PCS customers. In conjunction with the scheduled launch for services in new markets by Sprint PCS, the Company expects to open new call centers over the next 18 months in such major metropolitan areas as New York, Boston, Dallas and San Francisco.

         The Company's initial public offering was declared effective August 22, 1996. The number of shares sold to the public in the offering, including the exercise of the underwriters' over-allotment option, was 2,760,000. The Company offered and issued 1,675,000 shares of Common Stock and selling shareholders sold 1,085,000 shares of Common Stock. The net proceeds to the Company were approximately $12,514,921 from the offering and the exercise of the underwriters' over-allotment option and $1,052,632 from the exercise of warrants by selling shareholders.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.

                                              Years Ended December 31,
                                          ------------------------------
                                          1996         1995         1994
                                          ----         ----         ----

Revenues                                 100.0%       100.0%        100.0%
Direct operating costs                    46.7         54.7          94.9
General and administrative costs          42.7         45.9          84.5
Operating profit (loss)                   10.6          (.6)        (79.4)
Interest and loan fees                     3.2%        10.5%         16.7%

New call centers opened                    1            1             6
Call centers in operation                 12           11            10

1996 COMPARED TO 1995

         Revenues increased 36.4% to $17.8 million from $13.1 million. Revenues from existing call centers grew 25.4% and accounted for $3.3 million of this increase. This net increase was due exclusively to increases in call volumes at all call centers except San Diego, which experienced a decrease in call volume primarily due to the completion of a contract with AirTouch in the first quarter of 1996. The call center is expected to experience a decrease in call volumes for 1997 due to the termination of service to GTE Mobilnet in January 1997. Revenues from one new call center, opened in the fourth quarter of 1995, accounted for $1.5 million of the increased revenues.

         Direct operating costs consist of call center personnel and data costs. These costs increased 16.4% to $8.3 million from $7.2 million. The increase in direct operating costs was due primarily to the cost of operating an additional call center in 1996. As a percentage of revenues, direct operating costs decreased to 46.7% from 54.7%. This decline primarily resulted from higher call volumes and the associated operating efficiencies due to improved personnel utilization and the introduction of new technology designed to enhance productivity. However, due to the continuing build-out of the Company's national call center network and introduction of its EDA service into new markets, the Company anticipates direct operating costs to increase from 1996 levels as a percentage of revenue. The Company expects to open several new call centers and enter into new markets during 1997. The costs associated with the start-up of a new call center increase direct operating costs as a percentage of revenue for a period of time, as the call center prepares to launch service and, once open, prior to efficient utilization of personnel and data. In conjunction with the introduction of service in a new market, regardless of whether a new call center is opened, the Company acquires additional data sources, often in advance of carrier customer service. Accordingly, for a period of time, the Company may experience increased data costs without a corresponding increase in revenue.

         General and administrative costs increased 26.9% to $7.6 million from $6.0 million. This increase in costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center during 1996. As a percentage of revenues, general and administrative costs declined to 42.7% from 45.6%. This decline resulted primarily from the achievement of substantially higher revenues in 1996. However, the Company anticipates general and administrative costs will also increase from 1996 levels as a percentage of revenue, as the Company continues to build-out its national call center network. The costs associated with the start-up of a new call center increase general and administrative costs as a percentage of revenue for a period of time, prior to an increase in call volume. Depreciation and amortization increased by 32.7% to $1,322,497 from $996,834 due primarily to equipment upgrades for existing call centers.

         Other expense for the year ended December 31, 1996 was $108,868, and consisted primarily of estimated litigation settlement expenses of $280,323 and asset valuation losses of $151,094 related to equipment taken out of service during the year, offset by interest income of approximately $287,542. Other income for the year ended December 31, 1995 was

$114,137, and consisted primarily of interest income of $47,918, approximately $98,900 of income resulting from the settlement of a vendor claim, offset by estimated litigation settlement expenses of approximately $24,000.

         Interest expense and loan fees declined 58.5% to $568,085 from $1,371,936. This decline was attributable solely to the reduction in monthly average debt outstanding to $2.9 million from $8.9 million.

         Income tax expense for the year ended December 31, 1996 was $41,123, for an effective tax rate of approximately 3.4%. This rate differs from the combined federal and state statutory rate of approximately 38% due to the use of net operating loss carryforwards. The Company did not provide for income taxes in 1995 and 1994 due to net operating losses for those years.


1995 COMPARED TO 1994

         Revenues increased 158.8% to $13.1 million from $5.1 million. Revenues from the six call centers opened during 1994 grew to $8.2 million from $1.8 million, accounting for $6.4 million of this increase. Revenues from the four call centers opened prior to 1994 grew 48.0% and accounted for $1.5 million of this increase. Revenues from the one call center opened during 1995 accounted for $0.1 million of revenues for 1995. The revenue growth at existing call centers was due exclusively to increases in call volumes at those centers.

         Direct operating costs increased 49.3% to $7.2 million from $4.8 million. This increase in direct operating costs was primarily due to the greater number of call centers in operation for a full year in 1995 as compared to 1994. As a percentage of revenues, direct operating costs declined to 54.7% from 94.9%. This decline resulted primarily from increased call volumes generating higher revenues, while costs increased less rapidly due to operating efficiencies arising from improved personnel utilization and the introduction of new technology.

         General and administrative costs increased 40.6% to $6.0 million from $4.3 million. This increase in general and administrative costs was due primarily to higher expenses associated with the operation for the full year in 1995 of additional call centers opened during 1994. As a percentage of revenues, general and administrative costs declined to 45.9% from 84.5%. This decline resulted primarily from the achievement of substantially higher revenues in 1995 as compared with the prior year without a commensurate increase in general and administrative costs. Depreciation and amortization increased by 34.3% to $996,834 from $742,135 due primarily to the acquisition of new equipment for new call centers.

         Net interest expense increased 63.1% to $1,371,936 from $841,407. This increase was attributable to the increase of average debt outstanding to $5,816,615 from $3,816,078, resulting primarily from the Company's completion of an offering of its 8% Convertible Secured Notes during 1995 and interest paid in connection with the Company's 1995 rescission offering.

         The Company recognized $384,071 of expenses related to the conversion of its 8% Convertible Secured Notes during 1995. No similar expenses were recognized during the prior year.

         Other income for the year ended December 31, 1995 was $114,137, and consisted primarily of interest income of $47,918, approximately $98,900 of income resulting from the settlement of a vendor claim, offset by estimated litigation settlement expenses of approximately $24,000. Other expense for the year ended December 31, 1994 was $182,884, and consisted primarily of estimated litigation settlement expenses of $200,000, offset by interest income of $56,055, and a refund of moving expenses of approximately $10,948.


LIQUIDITY AND CAPITAL RESOURCES

         The completion of the initial public offering of common stock in August 1996 and the exercise of the underwriters' over-allotment option in September 1996 resulted in net proceeds to the Company of $12.5 million. At December 31, 1996, the Company's liquidity ratios were substantially improved due to the proceeds of the offering. Working capital increased to

$15.0 million from $151,000 at December 31, 1996 and 1995, respectively. The Company's current ratio increased to 7.3:1 from 1.0:1 at December 31, 1996 and 1995, respectively.

         The Company has a $3.0 million secured operating line of credit with a commercial bank. The line of credit expires in 1999. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 0.25 percent and all assets of the Company are pledged to the bank as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company. As of December 31, 1996, the Company was eligible to borrow $2.2 million under the line of credit and had no borrowing against this line of credit. The Company also has a credit facility under which the Company may borrow up to $1.0 million to finance purchases of capital equipment. Borrowing bears interest at the prime rate plus 0.50 percent and is secured by the purchased equipment. As of December 31, 1996, the Company had no borrowing against this line of credit. The Company believes that current cash and cash equivalents, cash flows from operations and the unused line of credit are sufficient to meet current and anticipated future capital requirements through 1997.

         The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of December 31, 1996, the Company had $14.1 million in cash and cash equivalents compared to $1.1 million at December 31, 1995, an increase of approximately $13.0 million resulting primarily from the initial public offering in the third quarter of 1996.

         Cash Flow from Operations. Net cash from operations for the twelve months ended December 31, 1996 was $2.9 million, resulting primarily from the operating and net income for that period. Most existing call centers operated profitably and contributed to cash flow from operations during the twelve months ended December 31, 1996.

         Net cash used by operations was $2.3 million and $4.4 million in 1995 and 1994, respectively. In 1994 the Company expanded its operations into six new markets, which required the use of cash to fund startup costs for new call centers. The reduction in use of cash by operations in 1995 was primarily due to the Company's efforts to reduce costs and increase efficiency through more effective personnel utilization and technology enhancements, which allowed faster call processing without compromising quality of service, to the opening of only one new call center, and the growth in revenues from existing call centers in that year. Although currently the Company continues its focus on efficient operations, quality of service remains a high priority and, if necessary, the efficiencies of scheduling will be adjusted in order to maintain the desired quality, which could have an adverse effect on cash flow from operations and liquidity.

         Cash Flow from Investing Activities. Cash used in investing activities was $3.4 million for 1996 and was related primarily to capital expenditures for system redundancy capabilities and equipment upgrades for certain locations. In the twelve months ended December 31, 1996, additional capital equipment for the same purposes was acquired through lease financing in the amount of $0.7 million.

         Net cash provided by or (used in) investing activities was $100,616 and ($914,974) in 1995 and 1994, respectively. The Company's call center expansion in 1994 required the use of proceeds for capital equipment. In 1995 and 1994 capital equipment acquired through lease financing was $1.1 million and $1.9 million, respectively.

         Cash Flow from Financing Activities. Net cash provided by financing activities for the twelve months ended December 31, 1996 was $13.5 million resulting primarily from the proceeds of the Company's initial public offering of $12.5 million and the exercise throughout the year of warrants to purchase 818,756 shares of common stock resulting in net cash proceeds to the Company of $2.6 million.

         Net cash provided by financing activities was $2.9 million and $5.3 million in 1995 and 1994, respectively.

         In 1995, the Company issued $3,860,000 in principal amount of its 10% Subordinated Notes to certain private investors to refinance similar notes maturing in 1995, resulting in net cash proceeds to the Company of $250,000. In 1995, the Company also issued $3,050,000 in principal amount of its 8% Convertible Secured Notes to certain private investors, resulting in net cash proceeds to the Company of $3,050,000. During 1995, warrants for the purchase of 327,412 shares of the Company's Common Stock were exercised, resulting in net cash proceeds to the Company of $1,088,080. In 1995, the

Company also repurchased 135,414 shares of its Common Stock pursuant to a rescission offer, resulting in the use of $738,660 in cash for shares of common stock and earned interest.

         In 1994, the issuance of debt and equity resulted in the following net cash proceeds to the Company: (i) the 1994 10% Subordinated Notes provided $3,610,000 in net cash proceeds; (ii) the initial offering of the Company's 8% Convertible Secured Notes resulted in $1,950,000 in net cash proceeds; and (iii) warrants and options to purchase shares of common stock were exercised resulting in proceeds to the Company of $338,089.

         Future Capital Needs and Resources. The primary uses of capital are expected to be the expansion of existing call centers, funding of start-up operating losses for newly opened call centers, principal and interest on indebtedness, and the purchase of equipment and development of technology for the improvement of existing and new call centers.

         Under the terms of its contract with Sprint PCS, the Company may be required to open up to six new call centers, in major metropolitan areas, in 1997 and 1998, depending on various milestones; the most important of which is the attainment by Sprint PCS of minimum call volumes in that particular market. The Company is also required, in conjunction with the Sprint PCS contract, to develop and maintain an out-of-band signaling system for each of its call centers. The Company anticipates that its capital expenditures, including those expenditures related to Sprint PCS, will be up to approximately $9.0 million through the end of 1997, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1997.

         Effect of Inflation. The effect of inflation was not a material factor affecting the Company's business during the twelve months ended December 31, 1996.


ISSUES AND UNCERTAINTIES

         Metro One does not provide forecasts of future financial performance. While Metro One's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook.

         Need for Expansion. Although the Company has a number of contracts for delivery of its EDA services, there is no assurance that the Company will be successful in expanding its services to a sufficient number of new customers or markets to achieve substantial and sustainable profitability or that it will be able to sustain past growth rates.

         Concentration of Business; Limited Customer Base. Although the Company seeks to increase the number of its EDA contracts with wireless carriers, the nature and ownership and/or operational control of the major wireless licensees limits the Company's potential customers and expansion opportunities. Furthermore, ten entities dominate the cellular market. Three of these dominant carriers represented approximately 76 percent, 72 percent and 81 percent of the Company's revenue in 1996, 1995 and 1994, respectively. Any failure of the Company to maintain a satisfactory relationship with any of these significant customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Expiration of EDA Agreements/Lengthy Sales Cycles. The Company has twelve significant EDA contracts with seven different carriers. Of these contracts, two come up for renewal in 1997, eight come up for renewal in 1998, and two come up for renewal in 2000. Efforts to renew existing and enter into new contracts may face lengthy sales cycles and increased competitive, pricing and service pressures.

         Rapidly Changing Telecommunications Market. The telecommunications environment is characterized by rapid change and uncertainty due to merger, acquisition, alliances and introduction of new carrier licensees into the wireless market. This may result in competitive situations which could unfavorably impact the Company, such as the withdrawal of a customer from a market that the Company serves or increased negotiation leverage for carriers in contract discussions for EDA services.

         Competition. The Company intends to compete to attract and retain customers principally on the basis of services and features of its EDA, and its emphasis on quality and customer care. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in customer preferences, economic conditions and discount pricing strategies by competitors, all of which could adversely affect the Company's business, financial condition and results of operations.

         Prices. Prices the Company can obtain for its services are subject to the changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape. There can be no assurance that as existing contracts are renewed, if they are renewed, or as new contracts are entered into, that the contracts will not provide for lower prices than the Company currently experiences. This could have an adverse impact on the business, financial condition and results of operations of the Company.

         Technology. Telecommunications and the related directory assistance market are currently characterized by rapid technological change, frequent introductions of new and enhanced products and service, and changing consumer demands. The Company's success will be dependent, in part, upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved EDA and other telecommunications services, which may require substantial expenditures. There is no assurance that the Company will be able to do so, that it will have adequate financial resources to undertake such development, or that it will not encounter technical or other difficulties that could delay the introduction of its services or enhancements thereof.

         Reliance on Third Party Vendors. The Company relies on key vendors to supply programming and engineering services and to license technology. Although there are a limited number of such providers, the Company believes that other providers could provide for the Company's needs on comparable terms. Abrupt changes in the arrangements could, however, cause a disruption in operations or a delay in development efforts, either of which could adversely affect the Company's business, financial condition and results of operation.

         Quality, Cost and Availability of Data. The Company's operations are dependent upon its access to names, telephone numbers and other information supplied to callers directly or used in providing call completion. Such data vary widely across geographic regions as to availability, cost, quality and usefulness for the Company's purposes. Ultimately, the satisfaction of the Company's carrier customers is dependent upon the quality of service being provided to the carrier's subscribers. Although the Company believes that it obtains its data in a manner that allows it to provide quality service to its customers, there is no assurance that the Company will have access to sufficient and quality data or that the Company can obtain and update data in a manner and at prices that allow the Company to successfully and economically maintain or improve current service levels.

         Potential for Unionization. The telecommunications industry, particularly with respect to larger telecommunications companies, is characterized by widespread union membership among its operators and other workers. Although the Company believes that its relations with its employees are good, no assurance can be given that unionization will not occur in the future. The occurrence of such an event could likely have a material adverse effect on the Company's business, financial condition and results of operations.

         Intellectual Property. To a limited extent, the Company relies upon a combination of trade secret, patent and other intellectual property law, non-disclosure agreements and other protective measures to preserve its rights pertaining to its EDA, but there is no assurance that the Company can meaningfully protect its intellectual property. Further, the Company is not aware of any pending or threatened claims that affect any of the Company's intellectual property rights. If any infringement claim is asserted against the Company, the Company may seek to obtain a license of the other party's intellectual property rights. There is no assurance that a license would be available on reasonable terms or at all. Litigation with respect to patents or other intellectual property matters could result in substantial costs and diversion of management and other resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7.        FINANCIAL STATEMENTS.

         See pages F-1 through F-15.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III


ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by Item 9 is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting under the caption of "Management."


ITEM 10.       EXECUTIVE COMPENSATION.

         The information required by Item 10 is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting under the caption of "Executive Compensation."


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting under the caption of "Principal Shareholders."


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 is incorporated by reference to the Company's Proxy Statement for its 1997 Annual Meeting under the caption of "Certain Transactions."


ITEM 13.       EXHIBITS AND REPORTS ON FORM 10-K

(a) EXHIBITS

1.0      Form of Underwriting Agreement (1)

3.1      Second Restated Articles of Incorporation of Metro One
         Telecommunications, Inc. (3)

3.2      Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

4.0      Form of Common Stock Certificate of Metro One Telecommunications,
         Inc. (1)

5.0 Opinion of Ater Wynne Hewitt Dodson & Skerritt, LLP as to the legality of the securities being registered (1)

10.1  Form of Enhanced Directory Assistance Agreement (2)

10.2 Enhanced Directory Assistance Agreement between Ameritech Mobile Communications, Inc. and the Company dated June 16, 1994 (3) (4)

10.3  1994 Stock Incentive Plan (3)

10.31 Amendment to 1994 Stock Incentive Plan

10.4  Consulting Agreement with G. Raymond Doucet (2)

10.41 Consulting Agreement with G. Raymond Doucet, dated December 1, 1996

10.5 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 (3)

10.6  1995 Employment Agreement with Timothy A. Timmins (3)

10.7  1995 Employment Agreement with Patrick M. Cox (3)

10.8 Lease Agreement between and among Petula Associates, Ltd., Koll Creekside Associates and the Company (1)

23.1 Consent of Deloitte & Touche LLP, independent certified public accountants.

23.2  Consent of Price Waterhouse, independent certified public accountants.

------------------

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-05183.

(2) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 33-88926-LA) and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB (No. 0-27024) and incorporated herein by reference.

(4) Certain portions of Exhibit 10.2 are the subject of a request for confidential treatment and have been omitted from the exhibit and have been filed separately with the Commission.


(b) REPORTS FILED ON FORM 8-K

         In the last quarter of 1996, the Registrant filed the following current reports on Form 8-K:

       Date of Report                     Items Reported
       --------------                     --------------
       November 27, 1996                  Discontinuance of Service to GTE Mobilnet

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Metro One Telecommunications, Inc.



                                    By:    /s/ Timothy A. Timmins
                                           -------------------------------------
                                           Timothy A. Timmins
                                           President and Chief Executive Officer


Date: March 21, 1997


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature                                            Title                                       Date
---------                                            -----                                       ----


/s/ Timothy A. Timmins                               President, Chief Executive                  March 21, 1997
----------------------------                         Officer and Director
Timothy A. Timmins


/s/ Stebbins B. Chandor, Jr.                         Senior Vice President and                   March 21, 1997
----------------------------                         Chief Financial Officer
Stebbins B. Chandor, Jr.


/s/ Karen L. Johnson                                 Vice President and Controller,              March 21, 1997
----------------------------                         Prinicipal Accounting Officer
Karen L. Johnson


/s/ A. Jean de Grandpre                              Chairman of the Board of Directors          March 21, 1997
----------------------------
A. Jean de Grandpre


/s/ G. Raymond Doucet                                Director                                    March 21, 1997
----------------------------
G. Raymond Doucet


/s/ William D. Rutherford                            Director                                    March 21, 1997
----------------------------
William D. Rutherford


----------------------------                         Director
James M. Usdan

INDEPENDENT AUDITORS REPORT
--------------------------------------------------------------------------------


To The Board of Directors and Stockholders of
Metro One Telecommunications, Inc.
Portland, Oregon


We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 1994 were audited by other auditors whose report, dated February 6, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph describing that the financial statements had been prepared assuming that the Company would continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all respects, the financial position of the Company at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Portland, Oregon
February 26, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

February 6, 1995

To the Board of Directors and Shareholders of Metro One Telecommunications, Inc.

In our opinion, the accompanying statements of operations, of common stock subject to rescission and shareholders' equity (deficit), and of cash flows present fairly all material respects, the results of operations and cash flows of Metro One Telecommunications, Inc. (formerly Metro One Direct Information Services, Inc.) for the year ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Metro One Telecommunications, Inc. for any period subsequent to December 31, 1994.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and, at December 31, 1994, has an accumulated deficit of $14,713,210. In addition, as more fully discussed in Note 11 to the financial statements, the Company has filed with certain securities regulators registration statements pertaining to a planned rescission offering for certain purchasers' equity securities because Company management cannot draw a conclusion with certainty that all applicable state and federal security laws were compiled with in all material respects in connection with the issuance of such securities. Such factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRICE WATERHOUSE LLP
Portland, Oregon

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                   1996                1995                1994
                                               ------------        ------------        ------------

Revenues                                       $ 17,833,975        $ 13,074,206        $  5,050,202
                                               ------------        ------------        ------------

Costs and expenses:
    Direct operating                              8,334,014           7,156,855           4,793,416
    General and administrative                    7,615,397           5,999,548           4,267,585
                                               ------------        ------------        ------------
                                                 15,949,411          13,156,403           9,061,001
                                               ------------        ------------        ------------

Income (loss) from operations                     1,884,564             (82,197)         (4,010,799)

Other income (expense)                             (108,868)            114,137            (182,884)
Debt conversion expense                                  --            (384,071)                 --
Interest and loan fees                             (568,085)         (1,371,936)           (841,407)
                                               ------------        ------------        ------------

Income (loss) before income taxes                 1,207,611          (1,724,067)         (5,035,090)
Income tax expense                                   41,123                  --                  --
                                               ------------        ------------        ------------
Net income (loss)                              $  1,166,488        $ (1,724,067)       $ (5,035,090)
                                               ============        ============        ============

Weighted average number of common
and common equivalent shares outstanding          9,395,862           5,562,959           5,039,272

Income (loss) per share                        $        .12        $       (.31)       $      (1.00)
                                               ============        ============        ============


        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                         --------------------------------
                                                                             1996                1995
                                                                         ------------        ------------

ASSETS

Current assets:
    Cash and cash equivalents                                            $ 14,136,574        $  1,148,822
    Accounts receivable                                                     2,722,544           2,617,465
    Current portion notes receivable from officers/shareholders                 3,309               2,900
    Prepaid costs and other current assets                                    533,768             357,197
                                                                         ------------        ------------

        Total current assets                                               17,396,195           4,126,384

 Furniture, fixtures and equipment, net                                     6,759,759           4,187,554
 Notes receivable from officers/shareholders, less current portion             22,229              25,858
 Other assets                                                                 351,162             376,682
                                                                         ------------        ------------

                                                                         $ 24,529,345        $  8,716,478
                                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations                         $    736,941        $    769,892
    Current portion of long-term debt                                              --           2,045,897
    Accounts payable                                                          353,479             258,135
    Accrued liabilities                                                       741,357             483,872
    Accrued payroll and related costs                                         548,712             418,042
                                                                         ------------        ------------

        Total current liabilities                                           2,380,489           3,975,838

Capital lease obligations, less current portion                             1,168,204           1,366,205
Long-term debt, less current portion                                               --             100,000
                                                                         ------------        ------------

                                                                            3,548,693           5,442,043
                                                                         ------------        ------------

Commitments and contingencies (Note 11)                                            --                  --


SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                                    --                  --
Common stock, no par value; 490,000,000 shares
    authorized, 10,692,887 and 7,936,804 shares,
    respectively, issued and outstanding                                   36,251,440          19,711,711
Accumulated deficit                                                       (15,270,788)        (16,437,276)
                                                                         ------------        ------------

Net shareholders' equity                                                   20,980,652           3,274,435
                                                                         ------------        ------------

                                                                         $ 24,529,345        $  8,716,478
                                                                         ============        ============


        The accompanying notes are an integral part of these statements.

 METRO ONE TELECOMMUNICATIONS, INC.

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           COMMON STOCK                SHAREHOLDERS'  EQUITY (DEFICIT)
                                                   SUBJECT TO POTENTIAL RESCISSION              COMMON STOCK
                                                    --------------------------          --------------------------
                                                        SHARES      AMOUNT                 SHARES        AMOUNT
                                                    -----------  -------------          -----------   ------------

Balances at December 31, 1993                         4,992,488  $   11,976,102                   -              -

Stock options/warrants exercised, net                   218,383        338,089                    -              -
Net loss                                                      -              -                    -              -
                                                    -----------  -------------          -----------   ------------

Balances at December 31, 1994                         5,210,871     12,314,191                    -              -

Common stock purchased in rescission offering          (135,414)      (613,760)                   -              -
Reclassified upon completion of rescission offering  (5,075,457)   (11,700,431)           5,075,457   $ 11,700,431
Stock options/warrants exercised                              -              -              327,412      1,088,080
Stock issued for services                                     -              -                5,714         13,200
Conversion of long-term debt to common stock                  -              -            2,528,221      6,910,000
Net loss                                                      -              -                    -              -
                                                    -----------  -------------      -   -----------   ------------

Balances at December 31, 1995                                 -  $           -            7,936,804     19,711,711
                                                    ===========  =============

Common stock issued in public offering                                                    1,675,000     12,514,921
Stock options/warrants exercised, net                                                       818,756      2,624,808
Conversion of long-term debt to common stock                                                262,327      1,400,000
Net income                                                                                        -              -
                                                                                      -------------   ------------
Balances at December 31, 1996                                                            10,692,887   $ 36,251,440
                                                                                      =============   ============




                                                          SHAREHOLDERS'  EQUITY (DEFICIT)
                                                        ---------------------------------
                                                         (ACCUMULATED     NET SHAREHOLDERS'
                                                           DEFICIT)       EQUITY (DEFICIT)
                                                        -------------     ---------------


Balances at December 31, 1993                          $   (9,678,119)    $    (9,678,119)

Stock options/warrants exercised, net                               -                   -
Net loss                                                   (5,035,090)         (5,035,090)
                                                        -------------     ---------------

Balances at December 31, 1994                             (14,713,209)        (14,713,209)

Common stock purchased in rescission offering                       -                   -
Reclassified upon completion of rescission offering                 -          11,700,431
Stock options/warrants exercised                                    -           1,088,080
Stock issued for services                                           -              13,200
Conversion of long-term debt to common stock                        -           6,910,000
Net loss                                                   (1,724,067)         (1,724,067)
                                                        -------------     ---------------

Balances at December 31, 1995                             (16,437,276)          3,274,435


Common stock issued in public offering                                         12,514,921
Stock options/warrants exercised, net                                           2,624,808
Conversion of long-term debt to common stock                                    1,400,000
Net income                                                  1,166,488           1,166,488
                                                       --------------     ---------------
Balances at December 31, 1996                          $( 15,270,788)     $    20,980,652
                                                       ==============     ============-==



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         1996              1995              1994
                                                                     ------------       -----------       -----------

Cash flows from operating activities:
    Net income (loss)                                                $  1,166,488       $(1,724,067)      $(5,035,090)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                   1,322,497           996,834           742,135
        Loss on disposal of fixed assets                                  151,094             8,533            51,574
        Deferred income taxes                                             (33,000)             --                --
        Gain on settlement of disputed payable                            (17,673)          (98,918)             --
        Reduction of notes receivable and related interest                  3,100             4,400              --
        Services paid with debt and equity instruments                       --              13,200           150,000
        Debt conversion expense                                              --             255,780              --
    Changes in certain assets and liabilities:
        Accounts receivable                                              (105,079)       (1,259,540)         (921,528)
        Prepaid expenses and other assets                                (118,817)         (393,707)         (173,754)
        Accounts payable, accrued liabilities and payroll costs           540,320           (57,550)          782,960
                                                                     ------------       -----------       -----------

           Net cash provided by (used in) operating activities          2,908,930        (2,255,035)       (4,403,703)
                                                                     ------------       -----------       -----------

Cash flows from investing activities:
    Capital expenditures                                               (3,408,399)          (74,422)         (955,963)
    Issuance of notes receivable                                             --                --            (150,000)
    Collections on notes receivable from shareholders                       3,219             3,398           175,806
    Collections on notes receivable                                          --             171,640            15,183
                                                                     ------------       -----------       -----------

           Net cash provided by (used in) investing activities         (3,405,180)          100,616          (914,974)
                                                                     ------------       -----------       -----------

Cash flows from financing activities:
    Proceeds from issuance of bank debt                                 1,121,236              --             470,000
    Repayment of bank debt                                             (1,121,236)             --            (470,000)
    Repayment of capital lease obligations                               (909,830)         (721,387)         (234,254)
    Repayment of debt                                                    (745,897)         (309,883)         (185,239)
    Proceeds from issuance of long-term debt                                 --           3,550,000         5,410,000
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                     2,624,808         1,088,080           338,089
    Proceeds from initial public offering of common
      stock, net of expenses                                           12,514,921              --                --
    Common stock purchased in rescission offering                            --            (613,760)             --
                                                                     ------------       -----------       -----------

           Net cash provided by financing activities                   13,484,002         2,993,050         5,328,596
                                                                     ------------       -----------       -----------

Net increase in cash and cash equivalents                              12,987,752           838,631             9,919

Cash and cash equivalents, beginning of year                            1,148,822           310,191           300,272
                                                                     ------------       -----------       -----------

Cash and cash equivalents, end of year                               $ 14,136,574       $ 1,148,822       $   310,191
                                                                     ============       ===========       ===========


        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. The Company provides enhanced directory assistance services to telecommunications carriers and their customers. Revenues are derived principally through fees charged to telecommunications carriers. The Company has call centers located throughout the United States in or near metropolitan areas, such as Chicago; Baltimore; San Diego; Seattle; Miami; Detroit; Denver; and others.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents includes cash deposits in banks and highly liquid investments maturing within approximately 9o days of purchase.

REVENUE RECOGNITION. Under existing contracts with telecommunications carriers, the Company records as revenue charges for the number of calls processed. Revenue is recognized as services are provided.

MAJOR CUSTOMERS. In 1996, twelve customers accounted for substantially all revenue reported and accounts receivable balances at December 31. The Company's three largest customers accounted for approximately 28%, 26%, and 22%, respectively, of revenue in 1996. In 1995, twelve customers accounted for substantially all revenue reported and comprised the entire accounts receivable balance at December 31. In 1994, six customers accounted for substantially all revenue reported and comprised the entire accounts receivable balance at December 31, 1994. Historically, the Company has not incurred significant losses related to its accounts receivable.

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

PER SHARE AMOUNTS. The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation.

PATENTS AND TRADEMARKS. Patents pending and trademarks are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets of five to ten years. In the event that facts and circumstances indicate that the cost of patents or trademarks may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. The Company's notes receivable and payable bear interest rates that approximate current market rates; thus, the recorded value of these notes is considered to be at fair value.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year. Actual results could differ from those estimates.

RECLASSIFICATION. Certain balances in the 1994 and 1995 financial statements have been reclassified to conform with 1996 presentations. Such reclassifications had no effect on results of operations or accumulated earnings (deficit).

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

2.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment by major classification are summarized as follows:

                                                                         DECEMBER 31,
                                  ------------------------------------------------------------------------------------------------
                                                     1996                                               1995
                                  ---------------------------------------------      ---------------------------------------------
                                     LEASED          OWNED            TOTAL            LEASED            OWNED            TOTAL
                                  -----------      -----------      -----------      -----------      -----------      -----------

Equipment                         $ 2,868,057      $ 5,522,411      $ 8,390,468      $ 2,461,270      $ 2,720,034      $ 5,181,304
Furniture and fixtures                168,994          993,456        1,162,450          594,186          373,470          967,656
Leasehold improvements                   --            138,988          138,988             --            110,958          110,958
                                  -----------      -----------      -----------      -----------      -----------      -----------
                                    3,037,051        6,654,855        9,691,906        3,055,456        3,204,462        6,259,918
Less accumulated depreciation
    and amortization                 (905,195)      (2,026,952)      (2,932,147)        (614,803)      (1,457,561)      (2,072,364)
                                  -----------      -----------      -----------      -----------      -----------      -----------

                                  $ 2,131,856      $ 4,627,903      $ 6,759,759      $ 2,440,653      $ 1,746,901      $ 4,187,554
                                  ===========      ===========      ===========      ===========      ===========      ===========


3.   NOTES RECEIVABLE FROM OFFICERS/SHAREHOLDERS

Notes receivable from officers/shareholders are summarized as follows:

                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        1996       1995
                                                                      -------     -------
Unsecured notes receivable including interest at 7.89%
    per annum                                                         $25,538     $28,758

Less current portion                                                    3,309       2,900

                                                                      -------     -------

Notes receivable from officers/shareholders, less current portion     $22,229     $25,858
                                                                      =======     =======


4.   LONG-TERM DEBT

                                                                                        DECEMBER 31,
                                                                                -------------------------
                                                                                   1996           1995
                                                                                ----------     ----------
10% Subordinated Notes, unsecured,  interest payable monthly, due July 1996
    through January 1997                                                        $     --       $1,950,000

Unsecured notes, payable in monthly installments of $33,415, due
through June 1996, including interest at 8%                                           --          195,897
                                                                                ----------     ----------

                                                                                      --        2,145,897
Less current portion                                                                  --        2,045,897
                                                                                ----------     ----------

Long-term debt, less current portion                                            $     --       $  100,000
                                                                                ==========     ==========

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

10% SUBORDINATED NOTES. In 1995, the Company issued $3,860,000 of new 10% subordinated notes with warrants (the "1995 Subordinated Notes"), the proceeds of which were primarily used to refinance $3,610,000 in subordinated notes ("1994 Subordinated Notes"). The 1995 Subordinated Notes had maturities of no less than 18 months and bore interest at 10% per annum payable monthly. These 1995 Subordinated Notes could be paid before maturity at the option of the Company, with no penalty. In the event of an initial public offering, the then outstanding 1995 Subordinated Notes were convertible, at the option of the holder, into common stock at a price equal to 80% of the initial public offering price.

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

In 1995 and 1996, the Company extended an offer to holders of 1995 Subordinated Notes to convert their notes to common stock of the Company at $5.25 per share. Principal in the amounts of $1,910,000 and $1,300,000 were converted into 363,819 and 247,621 shares of the Company's common stock in 1995 and 1996, respectively. In the third quarter of 1996, principal in the amount of $100,000 was converted into 14,706 shares on the Company's common stock at a price equal to 80% of the initial public offering price, pursuant to the terms of the Subordinated Note Agreement. In 1995 and 1996, principal in the amount of $250,000 and $550,000, respectively, was repaid in accordance with the terms of the Subordinated Note Agreement.


5.  LINE OF CREDIT

At December 31, 1996, the Company had in place a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 1.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. At December 31, 1996, the Company has no borrowings against this line of credit.

In the first quarter of 1997, the Company amended its credit facility with its commercial bank, to reduce the borrowing rate to prime plus 0.25 percent and to extend the line of credit for two years. The other terms of the agreement remain substantially the same.


6.    LEASE OBLIGATIONS

The Company leases office, operating facilities and equipment under operating leases with unexpired terms of one to six years. Rental expense for operating leases was approximately $942,000, $780,000 and $528,000 for 1996, 1995 and
1994, respectively.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS



Minimum annual rentals for the five years subsequent to 1996 and in the aggregate thereafter are as follows:

           YEAR ENDING
          DECEMBER 31,                                     CAPITAL LEASES     OPERATING LEASES
       ------------------                                 -----------------  -----------------
              1997                                        $    1,048,783     $     1,009,918
              1998                                               789,008             889,742
              1999                                               506,338             800,075
              2000                                                97,489             722,750
              2001                                                17,475             385,750
           Thereafter                                                  -             129,116
                                                          --------------     ---------------

       Total minimum lease payments                            2,459,093     $     3,937,351
                                                                             ===============
       Less interest portion at rates
           of 10.2% to 25%                                       553,948
       Present value of net minimum                       --------------
           lease payments, capital leases                      1,905,145
       Less portion due within one year                          736,941
                                                          --------------
                                                          $    1,168,204
                                                          ==============


7.   SHAREHOLDERS' EQUITY (DEFICIT)

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

COMMON STOCK OPTIONS AND WARRANTS. The Company has a Stock Incentive Plan (the "Plan"), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 1996, 1,428,500 shares of common stock are reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees of the Company.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted. The option price per share of a non-qualified stock option may be at any price established by the Board of Directors or a committee thereof established for purposes of administering the plan. Options become exercisable at the times and subject to the conditions prescribed by the Board of Directors. Generally, options vest over a period of four years and the term of each option may not exceed ten years. Payment for shares purchased pursuant to options may be made in cash or by delivery of shares of common stock having a market value equal to the exercise price of the option.

In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," which encouraged, but did not require, that stock-based compensation cost be recognized and measured by the fair value of the equity instrument awarded. The Company did not change its method of accounting for its stock-based compensation plans and will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for these plans in the financial statements. If compensation cost on stock options granted in 1996 and 1995 under this plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in FAS No. 123, the Company's net income (loss)

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

and earnings (loss) per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 1996 and 1995:

                                                               1996                        1995
                                                               ----                        ----

Net income (loss), as reported                             $1,166,488                ($1,724,067)
Earnings (loss) per share, as reported                           0.12                      (0.31)

Net income (loss), pro forma                                  944,333                 (1,847,175)
Earnings (loss) per share, pro forma                             0.10                      (0.33)


The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0 for both years; risk-free interest rates of 6.3 and 6.2 percent; expected volatility of 46.5 percent for both years and expected lives of 4.0 for both years.

A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below. The plan was initiated in 1995, therefore no activity occurred in 1994.


                                                             1996                          1995
                                                  -------------------------      -----------------------
                                                                 Weighted-                    Weighted-
                                                                  Average                      Average
                                                    Shares      Exercise Price    Shares     Exercise Price
                                                  -----------    ----------      ----------   ----------
Outstanding  at
   beginning of year                               1,103,029     $     8.05              0    $     0
Granted                                              189,138          11.48      1,312,377          8.05
Exercised                                                  0           0.00              0          0.00
Forfeited                                               (691)          8.05       (209,348)         8.05
                                                  -----------    ----------      ----------   ----------

Outstanding at
   end of year                                     1,291,476     $     8.55      1,103,029    $     8.05
                                                  ==========     ==========      =========    ==========

Options exercisable at year-end                      949,704                       756,750
Weighted-average fair value of
   options granted during the year                 $    5.09                      $   0.24


The following table summarizes information about stock options outstanding and exercisable under the Company Plan at December 31, 1996:


                                        Outstanding                               Exercisable
                      --------------------------------------------------   -----------------------------
                        Number     Weighted-Average                         Number
    Range of              of          Remaining         Weighted-Average      of        Weighted-Average
  Exercise Prices       Options  Contractual Life (yrs)   Exercise Price    Options     Exercise Price
-----------------     --------------------------------------------------   -----------------------------
$  8.05 -  8.88        1,171,335         8.62               $   8.06         934,079         $    8.05
  13.38 - 13.38          120,141         9.79                  13.38          15,625             13.38
---------------       ----------         ----               --------        --------         ---------
$  8.05 - 13.38        1,291,476         8.73               $   8.55         949,704         $    8.14
===============       ==========         ====               ========        ========         =========

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

7.   SHAREHOLDERS' EQUITY (DEFICIT)  (CONTINUED)

Stock option and warrant activity in total is summarized as follows:

                                                                   NUMBER OF SHARES    PRICE RANGE
                                                                   ----------------    -----------

                  Balance at December 31, 1993                           810,383   $   0.04 - 8.05

                  Granted                                                561,116       5.25 - 8.05
                  Cancelled/Expired                                            -                 -
                  Exercised                                             (218,383)      0.04 - 1.75
                                                                    ------------   ---------------

                  Balance at December 31, 1994                         1,153,116       1.75 - 8.05

                  Granted                                              1,756,361              8.05
                  Cancelled/Expired                                     (209,348)             8.05
                  Exercised                                             (327,412)      1.75 - 5.25
                                                                    ------------   ---------------

                  Balance at December 31, 1995                         2,372,717       1.75 - 8.05

                  Granted                                                189,138      8.05 - 13.38
                  Cancelled/Expired                                         (691)             8.05
                  Exercised                                             (831,178)      1.75 - 5.25
                                                                    ------------   ---------------

                  Balance at December 31, 1996                         1,729,986   $  1.75 - 13.38
                                                                    ============   ===============


8.   RELATED PARTIES

During 1994, 1995 and 1996, the Company entered into various capital lease arrangements for furniture, fixtures and equipment with a company owned by a shareholder (non-officer/director) of the Company. Minimum capital lease obligations to this related party totalled $971,014, $1,024,380 and $1,017,759 at December 31, 1996, 1995 and 1994, respectively.


9.   OTHER INCOME (EXPENSE)

Included in other income (expense) are certain items which do not relate directly to current ongoing business activity. Included in this classification for the year ended December 31, 1996 are estimated litigation settlement expenses of $280,323; loss on asset dispositions of $151,094; and interest income of $287,542. For the year ended December 31, 1995, other income consisted primarily of interest income of $47,918; litigation settlement expense of $24,000; and gain of approximately $98,904, resulting from settlement of a dispute with a vendor. For the year ended December 31, 1994, other expense consisted primarily of interest income of $56,055 and litigation settlement expenses of $200,000.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

10.  INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                                   DECEMBER 31,
                      -------------------------------------
                        1996            1995        1994
                      --------      ----------     --------

Current:
      Federal         $ 33,000      $     --       $   --
      State             41,123            --           --
                      --------      ----------     --------
                        74,123            --           --
                      --------      ----------     --------
Deferred:
      Federal          (33,000)
      State               --              --           --
                      --------      ----------     --------
                       (33,000)           --           --
                      --------      ----------     --------

Total tax expense     $ 41,123            --           --
                      ========      ==========     ========


During the years ended December 31, 1995 and 1994, the Company experienced net operating losses and did not recognize income tax expense.

At December 31, the significant components of deferred tax assets and liabilities are as follows:

                                                       DECEMBER 31,
                                       ---------------------------------------------
                                          1996              1995            1994
                                       -----------      -----------      -----------
Tax depreciation in excess of book     $   632,327      $   456,353      $   280,999
                                       -----------      -----------      -----------

Net operating loss carryforwards       $ 6,103,493      $ 6,492,802      $ 6,178,885
Expenses not currently deductible          223,759          142,566           56,706
Tax credit carryforwards                    48,626            7,221             --
                                       -----------      -----------      -----------
Gross deferred tax assets                6,375,878        6,642,589        6,235,591
Less valuation allowance                (5,710,551)      (6,186,236)      (5,954,592)
                                       -----------      -----------      -----------

Deferred tax assets                        665,327          456,353          280,999
                                       -----------      -----------      -----------

Net deferred tax asset                 $    33,000      $      --        $      --
                                       ===========      ===========      ===========


During 1996, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1996, the Company had approximately $15.6 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS


10.  INCOME TAXES (CONTINUED)

The following is a reconciliation from the expected statutory federal income tax expense to the Company's actual income tax expense for the years ended December 31:

                                                   DECEMBER 31,
                                   -----------------------------------------
                                      1996            1995            1994
                                   ---------      -----------      ---------
Expected income tax expense at
      federal statutory rate       $ 422,662      $        --      $      --
State income tax expense              60,782               --             --
Change in valuation allowance       (475,685)              --             --
Other                                 33,364               --             --
                                   ---------      -----------      ---------

Provision for income taxes         $  41,123      $        --      $      --
                                   =========      ===========      =========


At December 31, 1996, the Company had alternative minimum tax net operating loss carryforwards approximating $13.8 million and expiring during the years 2005 to 2010.


11.  POTENTIAL RESCISSION LIABILITY

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

The rescission offer closed in July 1995. As a result of the rescission offer, the sales of 135,414 shares of common stock were rescinded and such shares were purchased by the Company for approximately $738,660, including interest of approximately $124,900. Management believes that there is no material liability to the Company from rescission claims.


12.  BENEFIT PLANS

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

Participants' interest in Company contributions to the plan vest over a four-year period. The Company made contributions of approximately $11,065 during 1996. No contributions were made by the Company in 1995 and 1994.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

13.  STATEMENT OF CASH FLOWS

Supplemental disclosure of Cash Flow information:

                                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------
                                                        1996                1995                1994
                                                 ------------------  ------------------  -----------------

Equipment acquired by capital lease              $          678,877  $        1,066,249  $       1,929,810
Conversion of debt into common stock                      1,400,000           6,910,000                  -
Cash paid for interest expense                              571,699           1,477,860            468,155
Cash paid for income taxes                                   44,123                   -                  -