Form 10QSB
period 1997-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 1997-05-14
CIK 920990

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                     FORM 10-QSB


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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


AT MAY 5, 1997, 10,783,303 COMMON SHARES WERE OUTSTANDING.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     NO  X
                                                                    ---    ---

                          METRO ONE TELECOMMUNICATIONS, INC.


                                INDEX TO FORM 10-QSB



Part I   Financial Information                                      Page No.

         Condensed Statements of Operations (Unaudited)
            Three months ended March 31, 1997 and 1996                    1

         Condensed Balance Sheets  (Unaudited)
            March 31, 1997 and December 31, 1996                          2

         Condensed Statements of Cash Flows  (Unaudited)
            Three months ended March 31, 1997 and 1996                    3

         Notes to Condensed Financial Statements                          4-5

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6-8

Part II  Other Information

         Item 5.   Other Information                                      8

         Item 6.   Exhibits and Reports on Form 8-K                       8

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------
Revenues                                           $ 4,486,012      $ 4,228,313
                                                   -----------      -----------

Costs and expenses:
    Direct operating                                 2,433,738        1,994,170
    General and administrative                       2,503,771        1,739,798
                                                   -----------      -----------
                                                     4,937,509        3,733,968
                                                   -----------      -----------

Income (loss) from operations                         (451,497)         494,345

Other income (expense)                                 159,194          (38,926)
Interest and loan fees                                 (98,225)        (162,290)
                                                   -----------      -----------

Income (loss) before income taxes                     (390,528)         293,129
Income tax expense                                          --            7,950
                                                   -----------      -----------
Net income (loss)                                  $  (390,528)     $   285,179
                                                   -----------      -----------
                                                   -----------      -----------

Weighted average number of common shares
  outstanding                                       10,756,030        8,118,107

Net income (loss) per common share                 $      (.04)     $       .03
                                                   -----------      -----------
                                                   -----------      -----------

             The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------

                                                    MARCH 31,      DECEMBER 31,
                                                   -----------     -----------
                                                      1997            1996
                                                   -----------     -----------
                                                   (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                      $ 12,748,362    $ 14,136,574
    Accounts receivable                               2,554,076       2,722,544
    Other current assets                                657,774         537,077
                                                   -----------      -----------

      Total current assets                           15,960,212      17,396,195

Furniture, fixtures and equipment, net                7,891,545       6,759,759
Other assets                                            673,298         373,391
                                                   -----------      -----------

                                                   $ 24,525,055    $ 24,529,345
                                                   -----------      -----------
                                                   -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of capital lease obligations   $    719,739    $    736,941
    Accounts payable and accrued expenses               936,215       1,062,440
    Other current liabilities                           790,520         581,108
                                                   -----------      -----------

      Total current liabilities                       2,446,474       2,380,489

Capital lease obligations, less current portion       1,006,269       1,168,204
                                                   -----------      -----------

                                                      3,452,743       3,548,693
                                                   -----------      -----------

Commitments and contingencies                                --              --


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding              --              --
Common stock, no par value; 490,000,000 shares
    authorized,  10,783,303 and 10,692,887 shares,
    respectively,  issued and outstanding            36,733,628      36,251,440
Accumulated deficit                                 (15,661,316)    (15,270,788)
                                                   -----------      -----------

Net shareholders' equity                             21,072,312      20,980,652
                                                   -----------      -----------

                                                   $ 24,525,055    $ 24,529,345
                                                   -----------      -----------
                                                   -----------      -----------

             The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CASH FLOW STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------
Cash flows from operating activities:
    Net income (loss)                              $  (390,528)     $   285,179
    Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
        Depreciation and amortization                  457,231          269,694
    Changes in certain assets and liabilities:
      Accounts receivable                              168,468         (256,515)
      Prepaid expenses and other assets               (231,472)        (179,977)
      Accounts payable and accrued expenses            111,247          245,685
                                                   -----------      -----------

        Net cash provided by operating activities      114,946          364,066
                                                   -----------      -----------

Cash flows from investing activities:
    Capital expenditures                            (1,536,949)         (66,624)
    Collections on notes receivable                        740              846
                                                   -----------      -----------

        Net cash used in investing activities       (1,536,209)         (65,778)
                                                   -----------      -----------

Cash flows from financing activities:
    Repayment of capital lease obligations            (179,137)        (245,894)
    Repayment of debt                                       --          (96,972)
    Proceeds from issuance of common stock and
      exercise of warrants and stock options, net      212,188          497,397
                                                   -----------      -----------

        Net cash provided by financing activities       33,051          154,531
                                                   -----------      -----------

Net increase (decrease) in cash and cash
  equivalents                                       (1,388,212)         452,819

Cash and cash equivalents, beginning of period      14,136,574        1,148,822
                                                   -----------      -----------

Cash and cash equivalents, end of period           $12,748,362      $ 1,601,641
                                                   -----------      -----------
                                                   -----------      -----------

             The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

RECLASSIFICATION. Certain balances in the 1996 financial statements have been reclassified to conform with 1997 presentation. Such reclassifications have no effect on results of operations or shareholders' equity.

2.   NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist primarily of options and warrants to purchase common stock. Primary and fully diluted earnings per share are not presented for 1997 and 1996 since dilution is less than three percent.

3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.

4.   BANK LINE OF CREDIT

The Company has a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 0.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At March 31, 1997, the Company had no borrowings against this line of credit.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                            1997       1996
                                                         ----------  ----------
  Cash paid for interest expense                         $   91,809  $  179,168
  Conversion of debt into common stock                           --   1,300,000
  Equipment acquired by capital lease                            --     374,015
  Common stock issued in settlement of litigation           270,000          --

6.   ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share (EPS) for entities having publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of a primary EPS with a basic EPS on the face of the income statement for entities with complex capital structures, and additional disclosures regarding the computation of EPS.

SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this Statement is not permitted. However, if the Company computed its EPS for the three months ended March 31, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:

                                      For the Three Months Ended March 31,
                                           1997                   1996
                                   ---------------------   -------------------
                                               Per Share             Per Share
                                    Shares       Amount      Shares    Amount
                                   ----------  ---------   --------- ---------
Basic Earnings (Loss) Per Share    10,756,030    ($0.04)   8,118,107   $0.04
Diluted Earnings (Loss) Per Share  10,926,243    ($0.04)   8,553,455   $0.03

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

     Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as increased competition and expiration of Enhanced Directory Assistance ("EDA") contracts, the rapidly changing telecommunications market, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services in new market areas by telecommunications customers, and general economic conditions.

OVERVIEW

     The Company continues to expand its network of call centers into new geographic markets through existing call centers and the opening of new call centers. A call center serving the New York area initially for Personal Communications Service ("PCS") customers is in start-up phase. Projected
opening is for the second quarter of 1997.   The Company expects to open
several new call centers during the remainder of 1997, serving PCS and potentially cellular customers.

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

     The San Diego call center is currently serving two PCS carrier customers
rolling out service in California and Nevada.   One of these carrier
customers is served under a trial arrangement.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of revenues.

                                 Three Months Ended
                                     March 31,
                                 ------------------
                                   1997      1996
                                 --------   -------
Revenues                          100.0%     100.0%
Direct operating costs             54.3       47.2
General and administrative costs   55.8       41.1
Operating profit (loss)           (10.1)      11.7
Interest and loan fees              2.2        3.8

COMPARISON OF FIRST QUARTER 1997 TO FIRST QUARTER 1996

     Revenues increased 6.1% to $4.5 million from $4.2 million. Revenues from existing call centers grew 5.9% and accounted for substantially all of this increase. This net increase is due exclusively to increases in call volumes at all call centers except San Diego, which experienced a decrease in call volume due to the completion of a contract with AirTouch and discontinuation of service to GTE Mobilnet.

     Revenue growth is less than in prior reported periods, primarily due to the conclusion of service to two carriers from the San Diego call center. Excluding the revenue related to this concluded service, revenue from existing customers increased 16.2% in the first quarter of 1997 compared to the first quarter of 1996.

     Direct operating costs increased 22.0% to $2.4 million from $2.0 million. The increase was primarily due to the cost of operating an additional call center in 1997 and to increased call volumes. As a percentage of revenues, direct operating costs increased to 54.3% from 47.2% primarily due to costs associated with two call centers serving only PCS customers with recently initiated service and accordingly relatively small call volumes. As these PCS carriers increase market penetration and generate increased call volumes, the proportionate relationship of direct costs to revenue is expected to decline. However, no assurance can be given that market penetration will increase or that if it does, the call volumes will be significant enough to impact the relationship of direct operating costs to revenue. In addition, prior to efficient utilization of personnel and data, the servicing of new geographic markets from existing call centers increases direct operating costs as a percentage of revenue.

     General and administrative costs increased 43.9% to $2.5 million from $1.7 million. As a percentage of revenues, general and administrative costs increased to 55.8% from 41.2% of revenues. This increase resulted primarily from increased depreciation and amortization expense, expansion of technical and support staff, the support of increased operational activity overall and costs associated with the operation of an additional call center during 1997. The Company is also in the process of opening a new call center to serve the New York area. Although the pre-opening costs will be primarily recognized in the second quarter of 1997, approximately $20,000 of general and administrative costs were recognized and certain capital equipment was acquired in the first quarter. Depreciation and amortization increased by 69.5% to $457,231 from $269,694 due to equipment upgrades for existing call centers and the acquisition of new equipment for one new call center.

     Other income for the three months ended March 31, 1997 was $159,194 and consisted primarily of interest income. Other expense for the three months ended March 31, 1996 was $38,926 and consisted primarily of litigation settlement expenses of approximately $49,000 and interest income of $13,224.

     Interest expense and loan fees declined 39.5% to $98,225 from $162,290. This decline was attributable solely to the reduction in average debt outstanding to $1.8 million from $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of March 31, 1997 the Company had $12.7 million in cash and cash equivalents compared to $14.1 million at December 31, 1996, a decrease of $1.4 million primarily from acquisition of equipment.

     Working capital was $13.5 million at March 31, 1997, compared to $15.0 at December 31, 1996. The decline is primarily due to use of cash for capital equipment acquisitions, a decrease in outstanding accounts receivable and an increase in current liabilities.

     The Company has a two year, $3.0 million secured operating line of credit with a commercial bank. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At March 31, 1997, the Company had no borrowing against the line of credit.

     CASH FLOW FROM OPERATIONS. Net cash from operations for the three months ended March 31, 1997 was $114,946, resulting primarily from the effect of the noncash item, depreciation and amortization. One existing call center and one new call center primarily serve PCS customers which have recently initiated service in some of their respective markets. Due to the relatively small call volumes in these markets, these call centers were net users of cash, while most existing call centers contributed to cash flow from operations during the three months ended March 31, 1997.

     CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $1.5 million and was primarily related to capital expenditures for system redundancy capabilities, equipment upgrades for certain locations and acquisitions for a new call center in the New York area and relocation of an existing call center.

     CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $33,051 and was primarily from the exercise of outstanding warrants and stock options.

     FUTURE CAPITAL NEEDS AND RESOURCES. The Company's future needs for financial resources include amounts for purchase of equipment for the upgrading of existing and establishment of new call centers and funding of start-up losses for newly opened call centers. The Company believes its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

     SUBSEQUENT EVENT. The Company announced on May 7, 1997 that it had signed a multi-year, national agreement with AT&T Wireless Services under which regions of AT&T Wireless Services and its affiliates may elect to offer the Company's EDA services to their subscribers. Specific regional decisions to enter into the agreement have not yet been finalized. The timing and amount of revenues and expenses associated with this agreement are difficult to predict and will be primarily dependent on the number of regions which enter into the agreement, the timing of when the Company begins to provide its EDA service for those regions, the directory assistance call volumes achieved in those markets and the timing and number of new call center openings, if any.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

                    There are no exhibits to this report.

         (b) REPORTS FILED ON FORM 8-K

                    There were no reports filed on Form 8-K in the first quarter ended March 31, 1997.

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

Date:          May 12, 1997



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