Form 10-Q
period 1997-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 1997-08-14
CIK 920990

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                     FORM 10-QSB


               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


AT AUGUST 11, 1997, 10,823,469 COMMON SHARES WERE OUTSTANDING.


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                     ---    ---

                          METRO ONE TELECOMMUNICATIONS, INC.


                                INDEX TO FORM 10 - QSB


                                                                     Page No.
Part I   Financial Information

          Condensed Statements of Operations (Unaudited)
             Three and six months ended June 30, 1997 and 1996           1

          Condensed Balance Sheets
             June 30, 1997 and December 31, 1996                         2

          Condensed Statements of Cash Flows  (Unaudited)
             Six months ended June 30, 1997 and 1996                     3

          Notes to Condensed Financial Statements                        4-5

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         6-8

Part II  Other Information

          Item 4  Submission of Matters to a Vote of Security Holders    9
          Item 6  Exhibits and Reports on Form 8-K                       9

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                          ---------------------------        ---------------------------
                                               1997          1996                 1997           1996
                                          ------------   ------------        ------------   ------------
Revenues                                  $  5,467,982   $  4,516,123        $  9,953,994   $  8,744,436
                                          ------------   ------------        ------------   ------------
Costs and expenses:
       Direct operating                      2,696,664      1,976,569           5,130,402      3,970,739
       General and administrative            2,702,649      1,815,574           5,206,420      3,555,371
                                          ------------   ------------        ------------   ------------
                                             5,399,313      3,792,143          10,336,822      7,526,110
                                          ------------   ------------        ------------   ------------
Income (loss) from operations                   68,669        723,980            (382,828)     1,218,326

Other income (expense)                          34,463       (119,597)            193,657       (158,523)
Interest and loan fees                         (86,694)      (147,394)           (184,919)      (309,685)
                                          ------------   ------------        ------------   ------------
Income (loss) before income taxes               16,438        456,989            (374,090)       750,118
Income tax expense                                   -         14,800                   -         22,750
                                          ------------   ------------        ------------   ------------
Net income (loss)                            $  16,438     $  442,189         $  (374,090)    $  727,368
                                          ------------   ------------        ------------   ------------
                                          ------------   ------------        ------------   ------------
Weighted average number of common and
   common equivalent shares outstanding     10,925,269      8,948,730          10,772,616      8,751,097

Net income (loss) per common and
   common equivalent share                      $  .00         $  .05             $  (.03)        $  .08
                                          ------------   ------------        ------------   ------------
                                          ------------   ------------        ------------   ------------


            The accompanying notes are an integral part of this statement.
                                          1

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS

                                                      JUNE 30,    DECEMBER 31,
                                                   ------------- -------------
                                                        1997          1996
                                                   ------------- -------------
                                                    (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                       $  11,145,890 $  14,136,574
   Accounts receivable                                 3,170,392     2,722,544
   Other current assets                                  524,297       537,077
                                                   ------------- -------------
       Total current assets                           14,840,579    17,396,195

Furniture, fixtures and equipment, net                 8,707,823    6,759,759
Other assets                                             633,086      373,391
                                                   ------------- -------------
                                                   $  24,181,488 $  24,529,345
                                                   ------------- -------------
                                                   ------------- -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations       $  690,310    $  736,941
   Accounts payable and accrued expenses                 793,616     1,062,440
   Other current liabilities                             662,671       581,108
                                                   ------------- -------------
       Total current liabilities                       2,146,597     2,380,489

Capital lease obligations, less current portion          858,755     1,168,204
                                                   ------------- -------------
                                                       3,005,352     3,548,693
                                                   ------------- -------------
Commitments and contingencies                                  -             -


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
       authorized, no shares issued or outstanding             -             -
Common stock, no par value; 50,000,000 shares
       authorized,  10,808,041 and 10,692,887 shares,
       respectively,  issued and outstanding          36,821,014    36,251,440
Accumulated deficit                                  (15,644,878)  (15,270,788)
                                                   ------------- -------------
Net shareholders' equity                              21,176,136    20,980,652
                                                   ------------- -------------
                                                   $  24,181,488 $  24,529,345
                                                   ------------- -------------
                                                   ------------- -------------

            The accompanying notes are an integral part of this statement.
                                          2

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30,
                                                               -------------------------
                                                                    1997          1996
                                                               -----------    ----------
Cash flows from operating activities:
   Net income (loss)                                           $  (374,090)   $  727,368
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                             976,101       553,475
         Loss on disposal of fixed assets                           84,692           319
   Changes in certain assets and liabilities:
         Accounts receivable                                      (447,848)      186,896
         Prepaid expenses and other assets                         (45,091)     (230,248)
         Accounts payable and accrued expenses                    (193,262)      213,044
                                                               -----------    ----------
             Net cash provided by operating activities                 502     1,450,854
                                                               -----------    ----------
Cash flows from investing activities:
   Capital expenditures                                         (2,936,302)     (305,533)
   Collections on notes receivable                                   1,622         1,660
                                                               -----------    ----------
             Net cash used in investing activities              (2,934,680)     (303,873)
                                                               -----------    ----------
Cash flows from financing activities:
   Repayment of capital lease obligations                         (356,080)     (474,980)
   Proceeds from issuance of bank debt                                   -       550,000
   Repayment of debt                                                     -      (745,897)
   Proceeds from issuance of long-term debt                              -        67,200
   Proceeds from issuance of common stock and exercise
       of warrants and stock options                               299,574       497,395
                                                               -----------    ----------
             Net cash used in financing activities                 (56,506)     (106,282)
                                                               -----------    ----------
Net increase (decrease) in cash and cash equivalents            (2,990,684)    1,040,699

Cash and cash equivalents, beginning of period                  14,136,574     1,148,822
                                                               -----------    ----------
Cash and cash equivalents, end of period                       $11,145,890    $2,189,521
                                                               -----------    ----------
                                                               -----------    ----------

        The accompanying notes are an integral part of this statement.
                                      3

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

4.  BANK LINE OF CREDIT

The Company has a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 0.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At June 30, 1997, the Company had no borrowings against this line of credit.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                          1997         1996
                                                       ----------   ----------
   Cash paid for interest expense                      $  174,842   $  326,706
   Conversion of debt into common stock                         -    1,300,000
   Cash paid for equipment acquired by capital lease            -      678,877
   Income taxes paid                                        1,300            -
   Common stock issued in settlement of litigation        270,000            -

METRO ONE TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


6.  ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of a primary EPS with a basic EPS on the face of the income statement for entities with complex capital structures, and additional disclosures regarding the computation of EPS.

SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this Statement is not permitted. However, if the Company computed its EPS for the three months ended June 30, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:

                                         For the Three Months Ended June 30,               For the Six Months Ended June 30,
                                             1997                   1996                     1997                    1996
                                  -----------------------   ----------------------  -----------------------   -------------------
                                                Per Share                Per Share                Per Share             Per Share
                                    Shares       Amount       Shares      Amount       Shares      Amount      Shares     Amount
                                  ----------    ---------   ---------    ---------  ----------    ---------   --------- ---------
Basic Earnings (Loss) Per Share   10,789,083     $0.00      8,513,373     $0.05     10,772,616    ($0.03)     8,315,740    $0.09
Diluted Earnings (Loss) Per Share 10,925,269     $0.00      8,948,730     $0.05     10,772,616    ($0.03)     8,751,097    $0.08

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected standards for related disclosures about products and services, geographic areas and major customers. The Company believes the adoption of SFAS No. 130 and No. 131 will have no material impact on current disclosures.

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

RESULTS OF OPERATION

    The Company continues to expand its presence into new geographic markets through existing call centers and the opening of new call centers. A call center serving the New York area opened in the second quarter of 1997. A call center located in the Sacramento area is in start-up phase and is projected to open in the fourth quarter of 1997. The Company expects to open additional new call centers during the remainder of 1997.

    During the second quarter, the Company completed the acquisition of certain software and other assets of Microlytics, Inc. a developer of proprietary database technology. The Company acquired the database search engine capabilities that were in use in its call centers pursuant to a previous license agreement with Microlytics, Inc. The Company was also able to hire certain engineering and support staff from Microlytics, Inc., who will continue to provide technical and development services to the Company. The Company does not believe the asset acquisition had a material impact on its results of operations or financial condition taken as a whole.

    The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.


                                               Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                            ---------------------         ----------------------
                                             1997           1996           1997           1996
                                            ------         ------         ------         -------
Revenues                                    100.0%         100.0%         100.0%         100.0%
Direct operating costs                       49.3           43.8           51.5           45.4
General and administrative costs             49.4           40.2           52.3           40.7
Operating profit (loss)                       1.3           16.0           (3.8)          13.9
Interest and loan fees                        1.6            3.3            1.9            3.5

COMPARISON OF SECOND QUARTER  OF 1997 TO SECOND QUARTER OF 1996

    Due exclusively to increased call volume, revenues increased 21.1% to $5.5 million from $4.5 million. Revenues from existing call centers, excluding new and concluded contracts, grew 18.7% and accounted for $0.8 million of this increase while revenues from two new call centers accounted for $0.1 million of revenues in the second quarter of 1996.

    Direct operating costs increased 36.4% to $2.7 million from $2.0 million. The increase in direct operating costs was due primarily to increased call volumes and the cost of opening and operating two additional call centers in 1997. As a percentage of revenues, direct operating costs increased to 49.3% from 43.8% primarily due to costs associated with three call centers serving only PCS customers with recently initiated service and relatively small call volumes. As these PCS carriers increase market penetration and generate increased call volumes, the ratio of direct costs to revenue is expected to decline. However, no assurance can be given that market penetration will increase or that if it does, the call volumes will be significant enough to impact the relationship of direct operating costs to revenue. In addition, due to the continuing build-out of the Company's national call center network and introduction of its Enhanced Directory Assistance ("EDA") service into new markets, the Company anticipates direct operating costs to increase from 1996 levels as a percentage of revenue. The Company expects to open additional call centers and enter into new markets during the remainder of 1997. The costs associated with the start-up of a new call center increase overall direct operating costs as a percentage of revenue as the call center prepares to launch service and, once open, prior to efficient utilization of data and personnel. In conjunction with the introduction of service in a new market, regardless of whether a new call center is opened, the Company may acquire additional data sources, often in advance of carrier customer service. Accordingly, the Company may experience increased data costs without a corresponding increase in revenue.

    General and administrative costs increased 48.9% to $2.7 million from $1.8 million. As a percentage of revenues, general and administrative costs increased to 49.4% from 40.2% of revenues. These increases resulted primarily from increased depreciation and amortization expense, expansion of technical and support staff, the support of increased operational activity overall and costs associated with opening and operation of two additional call centers during 1997. Depreciation and amortization increased by 82.3% to $518,871 from $284,661 due primarily to the acquisition of new equipment for one of the two new call centers and additional equipment for existing call centers.

    Net interest expense declined 41.2% to $86,694 from $147,394. This decline was attributable solely to the reduction in average debt outstanding to $1.6 million from $3.0 million.

    Other income for the three months ended June 30, 1997 was $34,463 and consisted primarily of interest income of $152,452 offset by $84,726 of losses on disposal of fixed assets and $20,950 of expenses for the early termination of a facility lease upon relocation of a call center. Other expense for the three months ended June 30, 1996, was $119,597, and consisted primarily of estimated litigation settlement expenses of $103,178 and a $33,195 of losses on disposal of fixed assets, offset by interest income of approximately $16,487.

COMPARISON OF THE FIRST SIX MONTHS OF 1997 TO THE FIRST SIX MONTHS OF 1996

         Revenues increased 13.8% to $10.0 million from $8.7 million. Revenues from existing call centers, excluding new and concluded contracts, grew 17.6% and accounted for $1.4 million of this increase while revenues from two new call centers accounted for $0.1 million. The revenue growth at existing call centers from ongoing business was due exclusively to increases in call volumes at these centers.

    Direct operating costs increased 29.2% to $5.1 million from $4.0 million. As a percentage of revenues, direct operating costs increased to 51.5% from 45.4%. These increases are primarily due to increased personnel and data costs required to serve PCS customers with recently initiated service and relatively small call volumes. As these PCS carriers increase market penetration and generate increased call volumes, the ratio of direct costs to revenue is expected to decline. However, no assurance can be given that market penetration will increase or that if it does, the call volumes will be significant enough to impact the relationship of direct operating costs to revenue. In addition, due to the continuing build-out of the Company's national call center network and introduction of its EDA service into new markets, the Company anticipates direct operating costs to increase from 1996 levels as a percentage of revenue. The Company expects to open additional call centers and enter into new markets during the remainder of 1997. The costs associated with the start-up of a new call center increase overall direct operating costs as a percentage of revenue as the call center prepares to launch service and, once open, prior to efficient utilization of data and personnel. In conjunction with the introduction of service in a new market, regardless of whether a new call center is opened, the Company may acquire additional data sources, often in advance of carrier customer service. Accordingly, the Company may experience increased data costs without a corresponding increase in revenue.

    General and administrative costs increased 46.4% to $5.2 million from $3.6 million. As a percentage of revenues, general and administrative costs increased to 52.3% from 40.7%. These increases resulted primarily from increased depreciation and amortization expense, expansion of technical and support staff, the support of increased operational activity overall and costs associated with the opening and operation of two additional call centers during 1997. Depreciation and amortization increased by 76.4% to $976,101 from $553,475 due primarily to the acquisition of new equipment for one of the two new call centers and additional equipment for existing call centers.

         Net interest expense declined 40.3% to $184,919 from $309,685. This decline was attributable solely to the reduction in average debt outstanding to $1.7 million from $3.4 million for the six months ended June 30, 1997 and 1996, respectively.

    Other income for the six months ended June 30, 1997 was $193,657 and consisted primarily of interest income of $312,260, offset by $84,692 of losses on disposal of fixed assets and $20,950 of expenses for the early termination of a facility lease upon relocation of a call center. Other expense for the six months ended June 30, 1996 was $158,523 and consisted primarily of litigation settlement expenses of approximately $155,000 and a $33,195 of losses on disposal of fixed assets, offset by interest income of $29,710.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of June 30, 1997, the Company had $11.1 million in cash and cash equivalents compared to $14.1 million at December 31, 1996, a decrease of $3.0 million primarily from acquisition of equipment.

    Working capital was $12.7 million at June 30, 1997, compared to $15.0 at December 31, 1996. The decline was primarily due to use of cash for capital equipment acquisitions.

    The Company has a $3.0 million secured operating line of credit with a commercial bank. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants.
At June 30, 1997, the Company had no borrowing against the line of credit.

    CASH FLOW FROM OPERATIONS. Net cash from operations for the six months ended June 30, 1997 was $502, resulting primarily from the effect of the noncash item, depreciation and amortization. One existing call center and two new call centers primarily serve PCS customers that have recently initiated service in some of their respective markets. Due to the relatively small call volumes in these markets, the related call centers were net users of cash, while most existing call centers contributed to cash flow from operations during the six months ended June 30, 1997.

    CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $2.9 million and was primarily related to capital expenditures for system redundancy capabilities, equipment upgrades for certain locations and acquisitions for a new call center in the New York area and relocation of two existing call centers.

    CASH FLOW FROM FINANCING ACTIVITIES. Net cash used by financing activities was $56,506 and was primarily from principal payments on existing capital leases, offset by the exercise of outstanding warrants and stock options.

    FUTURE CAPITAL NEEDS AND RESOURCES. The Company's future needs for financial resources include amounts for the purchase of equipment for the upgrading of existing call centers and for the establishment of new call centers and the funding of start-up losses for newly opened call centers. The Company believes its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

         EFFECT OF INFLATION. Inflation was not a material factor affecting the Company's business during the six months ended June 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 8, 1997, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 4, 1997, briefly described below:

     (i) The shareholders were requested to elect the following individuals to the Board of Directors:

                NOMINEE                      FOR                WITHHELD
                -------                      ---                --------
         A. Jean de Grandpre              7,195,833              25,952
         G. Raymond Doucet                7,195,833              25,952
         William D. Rutherford            7,195,833              25,952
         Timothy A. Timmins               7,195,833              25,952
         James M. Usdan                   7,195,833              25,952

         All nominees were elected to the Board of Directors.

    (ii) The shareholders were asked to approve an amendment of the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock available for issuance under the Plan from 1,428,500 to 1,900,000. The proposal was approved by the shareholders, as 6,675,497 votes were cast for the proposal, 500,106 votes were against the proposal, 35,497 votes abstained and 10,685 votes were broker non-votes.

   (iii) The shareholders were asked to approve an amendment of the Second Restated Articles of Incorporation to decrease the number of authorized shares of Common Stock from 490,000,000 to 50,000,000. The proposal was approved by the shareholders, as 7,171,323 votes were cast for the proposal, 18,577 votes were against the proposal, 21,200 votes abstained and 10,685 votes were broker non-votes.

    (iv) The shareholders were asked to approve the selection of Deloitte & Touche LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 7,205,066 votes were cast for the proposal, 6,757 votes were against the proposal, 9,962 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a) EXHIBITS

              There are no exhibits to this report.

    (b) REPORTS FILED ON FORM 8-K

              There were no reports filed on Form 8-K in the second quarter ended June 30, 1997.

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


                             Metro One Telecommunications, Inc.
                             ----------------------------------
                                       Registrant


Date: August 11, 1997

                             Stebbins B. Chandor, Jr.
                             -------------------------------
                             Stebbins B. Chandor, Jr.
                             Senior Vice President
                             Chief Financial Officer


                             Karen L. Johnson
                             -------------------------------
                             Karen L. Johnson
                             Vice President
                             Controller