Form 10QSB
period 1997-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 1997-11-13
CIK 920990

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     Form 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 1997

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



At November 7, 1997, 10,879,074 common shares were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                ---     ---

                      METRO ONE TELECOMMUNICATIONS, INC.


                             INDEX TO FORM 10-QSB



Part I   Financial Information                                         Page No.

         Condensed Statements of Operations (Unaudited)
            Three and nine months ended September 30, 1997 and 1996        1

         Condensed Balance Sheets
            September 30, 1997 (Unaudited) and December 31, 1996           2

         Condensed Statements of Cash Flows  (Unaudited)
            Nine months ended September 30, 1997 and 1996                  3

         Notes to Condensed Financial Statements                          4-5

         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6-9

Part II  Other Information

Item 6   Exhibits and Reports on Form 8-K                                  9

METRO ONE TELECOMMUNICATIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------


                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------  -------------------------------
                                    1997           1996              1997              1996
                                 ------------   ------------     -------------    -------------
Revenues                         $  7,054,748   $  4,416,820     $  17,008,742    $  13,161,256

Costs and expenses:
   Direct operating                 3,419,412      2,080,405         8,549,814        6,051,144
   General and administrative       2,952,458      1,886,266         8,158,878        5,441,637
                                 ------------   ------------     -------------    -------------
                                    6,371,870      3,966,671        16,708,692       11,492,781
                                 ------------   ------------     -------------    -------------

Income from operations                682,878        450,149           300,050        1,668,475

Other income (expense)                138,856        (56,275)          332,513         (214,797)
Interest and loan fees                (77,405)      (147,437)         (262,324)        (457,121)
                                 ------------   ------------     -------------    -------------

Income before income taxes            744,329        246,437           370,239          996,557
Income tax expense                          -          4,373                 -           27,124
                                 ------------   ------------     -------------    -------------
Net income                       $    744,329   $    242,064      $    370,239    $     969,433
                                 ------------   ------------     -------------    -------------
                                 ------------   ------------     -------------    -------------

Net income per common and
   common equivalent share       $        .07   $        .03      $        .03    $         .11
                                 ------------   ------------     -------------    -------------
                                 ------------   ------------     -------------    -------------


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.
CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------

                                      SEPTEMBER 30,     DECEMBER 31,
                                     --------------     -------------
                                         1997               1996
                                     (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents         $   11,373,101     $  14,136,574
   Accounts receivable                    3,660,128         2,722,544
   Other current assets                     527,368           537,077
                                     --------------     -------------

      Total current assets               15,560,597        17,396,195

Furniture, fixtures and equipment, net   10,160,193         6,759,759
Other assets                                740,237           373,391
                                     --------------     -------------
                                     $   26,461,027     $  24,529,345
                                     --------------     -------------
                                     --------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital
      lease obligations             $      694,465     $     736,941
   Accounts payable and accrued
      expenses                           1,724,443         1,062,440
   Other current liabilities             1,069,303           581,108
                                     --------------     -------------

      Total current liabilities          3,488,211         2,380,489

Capital lease obligations,
    less current portion                   671,565         1,168,204
                                     --------------     -------------

                                         4,159,776         3,548,693
                                     --------------     -------------

Commitments and contingencies                    -                 -

Shareholders' equity:
Preferred stock, no par value;
   10,000,000 shares authorized,
   no shares issued or outstanding               -                 -
Common stock, no par value;
   50,000,000 shares authorized,
   10,865,914 and 10,692,887 shares,
   respectively,  issued and
   outstanding                          37,201,800        36,251,440
Accumulated deficit                    (14,900,549)      (15,270,788)
                                     --------------     -------------

Net shareholders' equity                22,301,251        20,980,652
                                     --------------     -------------

                                     $  26,461,027      $ 24,529,345
                                     --------------     -------------
                                     --------------     -------------



        The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                      1997          1996
                                                  ------------   -----------
Cash flows from operating activities:
   Net income                                      $   370,239   $   969,433
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                1,555,820       898,800
        Loss on disposal of fixed asset                 84,692         3,544
   Changes in certain assets and liabilities:
        Accounts receivable                           (937,584)      422,285
        Prepaid expenses and other assets             (179,929)      (22,462)
        Accounts payable and accrued expenses        1,144,198     1,345,930
                                                  ------------   -----------
           Net cash provided by operating
              activities                             2,037,436     3,617,530
                                                  ------------   -----------

Cash flows from investing activities:
   Capital expenditures                             (4,944,546)   (2,482,930)
   Collections on notes receivable                       2,392         2,371
                                                  ------------   -----------

           Net cash used in investing activities    (4,942,154)   (2,480,559)
                                                  ------------   -----------
Cash flows from financing activities:
   Repayment of capital lease obligations             (539,115)     (704,264)
   Proceeds from issuance of bank debt                       -       550,000
   Repayment of debt                                         -    (1,867,133)
   Proceeds from issuance of long-term debt                  -       571,236
   Proceeds from initial public offering,
     net of expenses                                         -    12,465,875
   Proceeds from issuance of common stock
     and exercise of warrants and stock options        680,360     2,611,454
                                                  ------------   -----------
           Net cash provided by financing
              activities                               141,245    13,627,168
                                                  ------------   -----------

Net increase (decrease) in cash and
   cash equivalents                                 (2,763,473)   14,764,139

Cash and cash equivalents, beginning of period      14,136,574     1,148,822
                                                  ------------   -----------

Cash and cash equivalents, end of period          $ 11,373,101   $15,912,961
                                                  ------------   -----------
                                                  ------------   -----------

       The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

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


2.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist primarily of options and warrants to purchase common stock.


3.  COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.  BANK LINE OF CREDIT

The Company has a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 0.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At September 30, 1997, the Company had no borrowings against this line of credit.


5.  SUPPLEMENTAL CASH FLOW INFORMATION

                                             Nine months ended September 30,
                                             -------------------------------
                                                   1997           1996
                                              -----------     ------------
Cash paid for interest expense                $ 250,706       $    468,795
Conversion of debt into common stock                  -          1,400,000
    Cash paid for equipment acquired by
      capital lease                                   -            678,877
    Income taxes paid                             1,300                  -
    Common stock issued in settlement
      of litigation                             270,000                  -

METRO ONE TELECOMMUNICATIONS, INC.
NOTES TO CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

6.   ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaced the presentation of a primary EPS with a basic EPS on the face of the income statement for entities with complex capital structures, and additional disclosures regarding the computation of EPS.

SFAS No. 128 will require changes in the computation and presentation of the Company's EPS commencing with the financial statements for the year ending December 31, 1997. Earlier application of this statement is not permitted. However, if the Company computed its EPS for the three months ended September 30, 1997 and 1996 in a manner consistent with SFAS No. 128, the pro forma amounts would have been as follows:


                                  For the Three Months Ended September 30,         For the Nine Months Ended September 30,
                                ----------------------------------------------   ----------------------------------------------
                                          1997                    1996                     1997                     1996
                                ----------------------   ---------------------   -----------------------   --------------------
                                             Per Share               Per Share                 Per Share              Per Share
                                  Shares      Amount      Shares      Amount       Shares       Amount      Shares      Amount
                                ----------   ---------   ---------   ---------   ----------    ---------   ---------  ---------
Basic earnings  per share       10,822,233     $0.07     9,256,941     $0.03     10,789,337      $0.03     8,631,764    $0.11
Diluted earnings  per share     10,964,349     $0.07     9,528,021     $0.03     10,926,099      $0.03     8,868,641    $0.11

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. SFAS No.131 establishes standards for disclosure about operating segments in annual financial statements and selected standards for related disclosures about products and services, geographic areas and major customers. The Company believes the adoption of SFAS No. 130 and No. 131 will have no material impact on current disclosures.

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


OVERVIEW

    The Company's revenue growth in the quarter primarily reflected the ramp-up in call volume from PCS carriers that initiated service over the past year. Net income for the quarter reflected this increased revenue and limited activity related to the rollout of new call centers. Revenue and expenses in the fourth quarter will be affected by, among other things, the timing of the opening of new call centers and the initiation of service by carrier customers under existing contracts.

    The Company continues to expand its presence into new geographic markets through existing call centers and the opening of new call centers. Call centers located in the Sacramento and Dallas areas are in start-up phase and projected to open in the fourth quarter of 1997. The Company expects to open additional new call centers during 1998 as it continues to build out its nationwide call center network. During the quarter, the company acquired certain proprietary database technology from Microlytics, Inc. Further, the Company expects that it will continue to devote resources to develop technology, to provide for system redundancies and to upgrade its computer and telephone switching equipment to implement technological improvements in all of its call centers.

    In the fourth quarter of 1997 and the first quarter of 1998, the Company's two contracts with Bell Atlantic Nynex Mobile are scheduled to conclude. Management believes that it is unlikely that its contracts with Bell Atlantic Nynex Mobile will be extended or that new contracts will be entered into. These two contracts accounted for 15.6 and 20.4 percent of revenues in the third quarters of 1997 and 1996, respectively, and 18.3 and
21.7 for the nine months ended September 30, 1997 and 1996, respectively.

RESULTS OF OPERATION

    The following table sets forth selected items of the Company's statements of operations as a percentage of its revenues.


                                Three Months Ended September 30,     Nine Months Ended September 30,
                                --------------------------------     -------------------------------
                                       1997           1996                1997           1996
                                     ---------     ---------           ----------      ----------
Revenues                               100.0%        100.0%              100.0%         100.0%
Direct operating costs                  48.5          47.1                50.3           46.0
General and administrative costs        41.9          42.7                48.0           41.4
Operating profit                         9.7          10.2                 1.8           12.7

COMPARISON OF THIRD QUARTER OF 1997 TO THIRD QUARTER OF 1996


    Due exclusively to increased call volume, revenues increased 59.7% to $7.1 million from $4.4 million. Revenues from existing call centers, excluding new and concluded contracts, grew approximately 22.2% and accounted for $0.9 million of this increase while revenues from two new call centers accounted for $0.5 million of revenues in the third quarter of 1997.

    Direct operating costs increased 64.4% to $3.4 million from $2.1 million. The increase in direct operating costs was due primarily to increased call volumes and the cost of opening and operating two additional call centers in 1997. In addition, due to the continuing build-out of the Company's national call center network and introduction of its Enhanced Directory Assistance-Registered Trademark- ("EDA") service into new markets, the Company anticipates direct operating costs as a percentage of revenue to increase from 1996 levels. The Company expects to open additional call centers and enter into new markets during the remainder of 1997 and during the year 1998. The costs associated with the start-up of a new call center increase overall direct operating costs as a percentage of revenue as the call center prepares to launch service and, once open, prior to efficient utilization of data and personnel. In conjunction with the introduction of service in a new market, regardless of whether a new call center is opened, the Company may acquire additional listings and other data resources to serve that market, often in advance of carrier customer service. Accordingly, the Company may experience increased data costs without a corresponding increase in revenue.

    General and administrative costs increased 56.5% to $3.0 million from $1.9 million. As a percentage of revenues, general and administrative costs decreased to 41.9% from 42.7% of revenues. This decrease resulted primarily from increased call volumes in 1997 and associated improved operating efficiencies. Depreciation and amortization increased by 67.6% to $579,719 from $345,324 due primarily to the acquisition of new equipment for one of the two new call centers and additional equipment for existing call centers.

    Interest expense declined 47.5% to $77,405 from $147,437. This decline was attributable solely to the reduction in average debt outstanding to $1.4 million from $2.9 million.

    Other income for the three months ended September 30, 1997 was $138,856 and was substantially all interest income. Other expense for the three months ended September 30, 1996 was $56,275, and consisted primarily of estimated litigation settlement expenses of $125,400, offset by interest income of approximately $72,180.

    During the third quarter of 1997, the Company has recognized no tax expense as it continues to reduce the deferred tax valuation allowance.


COMPARISON OF THE FIRST NINE MONTHS OF 1997 TO THE FIRST NINE MONTHS OF 1996

    Due exclusively to increased call volumes, revenues increased 29.2% to $17.0 million from $13.2 million. Revenues from existing call centers, excluding new and concluded contracts, grew approximately 18.4% and accounted for $2.1 million of this increase while revenues from two new call centers accounted for $0.6 million.

    Direct operating costs increased 41.3% to $8.5 million from $6.1 million.
As a percentage of revenues, direct operating costs increased to 50.3% from 46.0%. These increases were primarily due to increased personnel and data costs required to serve PCS customers with recently initiated service and relatively small call volumes. In addition, due to the continuing build-out of the Company's national call center network and introduction of its EDA service into new markets, the Company anticipates direct operating costs as a percentage of revenue to increase from 1996 levels. The Company expects to open additional new call centers and enter into new markets during the remainder of 1997 and during 1998. The costs associated with the start-up of a new call center increase overall direct operating costs as a percentage of revenue for a period of time as the call center prepares to launch service and, once open, prior to efficient utilization of data and personnel. In conjunction with the introduction of service in a new market, regardless of whether a new call center is opened, the Company may acquire additional listings and other data resources to serve that market, often in advance of carrier customer service.
Accordingly, the Company may experience increased data costs without a corresponding increase in revenue.

    General and administrative costs increased 49.9% to $8.2 million from $5.4 million. As a percentage of revenues, general and administrative costs increased to 48.0% from 41.4%. These increases resulted primarily from increased depreciation and amortization expense, expansion of technical and support staff, the support of increased operational activity overall and costs associated with the opening and operation of two additional call centers during 1997. Depreciation and amortization increased by 72.8% to $1,555,820 from $898,800 due primarily to the acquisition of new equipment for one of the two new call centers and additional equipment for existing call centers.

    Interest expense declined 42.6% to $262,324 from $457,121. This decline was attributable solely to the reduction in average debt outstanding to $1.6 million from $3.3 million for the nine months ended September 30, 1997 and 1996, respectively.

    Other income for the nine months ended September 30, 1997 was $332,513 and consisted primarily of interest income of $450,981, offset by $84,692 of losses on disposal of fixed assets and $20,950 of expenses for the early termination of a facility lease upon relocation of a call center. Other expense for the nine months ended September 30, 1996 was $214,797 and consisted primarily of estimated litigation settlement expenses of approximately $280,323 and $33,195 related to the write-off of the remaining value of certain miscellaneous assets, offset by interest income of $101,890.

    During the nine months ended September 30, 1997, the Company has recognized no tax expense as it continues to reduce the deferred tax valuation allowance.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of September 30, 1997, the Company had $11.4 million in cash and cash equivalents compared to $14.1 million at December 31, 1996, a decrease of $2.7 million primarily from the acquisition of equipment.

    Working capital was $12.1 million at September 30, 1997, compared to $15.0 at December 31, 1996. The decline was primarily due to the use of cash for capital equipment acquisitions.

    The Company has a $3.0 million secured operating line of credit with a commercial bank. Availability of the unused portion of the line of credit is subject to borrowing base requirements and compliance with loan covenants. At September 30, 1997, the Company had no borrowing against the line of credit.

    CASH FLOW FROM OPERATIONS. Net cash provided by operating activities for the nine months ended September 30, 1997 was $2.0 million, resulting primarily from net income and the effect of the noncash item, depreciation and amortization. Two call centers, opened in 1997, primarily serve PCS customers that have recently initiated service in some of their respective markets. Due to the relatively small call volumes in these markets, the related call centers were net users of cash, while most existing call centers contributed to cash flow from operations during the nine months ended September 30, 1997.

    CASH FLOW FROM INVESTING ACTIVITIES. Net cash used in investing activities was $4.9 million and was primarily related to capital expenditures for system redundancy capabilities, equipment upgrades to implement technological improvements for certain locations, acquisitions for a new call center in the New York area and relocation of two existing call centers.

    CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $141,245 which was primarily from the exercise of stock options and warrants, offset by principal payments on existing capital leases.

    FUTURE CAPITAL NEEDS AND RESOURCES. The Company's future needs for financial resources include amounts for the purchase of equipment for the technological and other upgrading of existing call centers, for the establishment of new call centers and the funding of start-up losses for newly opened call centers. The Company believes its existing capital resources and cash generated from operations will be sufficient to meet its working capital and capital expenditure requirements for the next twelve months.

    EFFECT OF INFLATION. Inflation was not a material factor affecting the Company's business during the nine months ended September 30, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   EXHIBITS

             There are no exhibits to this report.

       (b)   Reports filed on Form 8-K

             There were no reports filed on Form 8-K in the third quarter ended September 30, 1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             METRO ONE TELECOMMUNICATIONS, INC.
                                       Registrant


Date: November 13, 1997



                             Stebbins B. Chandor, Jr.
                             ----------------------------
                             Stebbins B. Chandor, Jr.
                             Senior Vice President
                             Chief Financial Officer


                             Karen L. Johnson
                             ----------------------------
                             Karen L. Johnson
                             Vice President
                             Controller