Form 10KSB
period 1997-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1998-03-31
CIK 920990

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     Form 10-KSB


                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997
                                          or
                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

             Securities registered pursuant to Section 12(b) of the Act:
                                         NONE
                                         ----

             Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, No Par Value
                              --------------------------
                                   (Title of Class)

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

     Revenues for its most recent fiscal year.  $26,089,614.
                                                ------------

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $100,294,154.

     The number of shares outstanding of the Registrant's Common Stock, as of March 26, 1998, was 11,039,947.

                         DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III of this Report.

                          METRO ONE TELECOMMUNICATIONS, INC.
                            1997 FORM 10-KSB ANNUAL REPORT
                                  TABLE OF CONTENTS


                                                          Page No.
                                        Part I

ITEM 1    Business                                             3

ITEM 2    Properties                                           8

ITEM 3    Legal Proceedings                                    8

ITEM 4    Submission of Matters to a Vote                      8
          of Security Holders


                                   Part II

ITEM 5    Market for Common Equity and                         9
          Related Stockholder Matters

ITEM 6    Management's Discussion and Analysis                 9
          of Financial Condition and Results of
          Operations

ITEM 7    Financial Statements                                 15

ITEM 8    Changes In and Disagreements With                    15
          Accountants on Accounting and Financial
          Disclosure


                                    Part III

ITEM 9    Directors, Executive Officers, Promoters             16
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act

ITEM 10   Executive Compensation                               16

ITEM 11   Security Ownership of Certain Beneficial             16
          Owners and Management

ITEM 12   Certain Relationships and Related                    16
          Transactions

ITEM 13   Exhibits and Reports on Form 8-K                    16

         Signatures                                            18

                                          2

                                        PART I

ITEM 1.   BUSINESS.

     Metro One Telecommunications, Inc. (the "Company" or "Metro One") is a leading independent developer and provider of Enhanced Directory Assistance-Registered Trademark- ("EDA") for the wireless telecommunications industry. The Company contracts with wireless and other telecommunications carriers to provide enhanced directory assistance to a carrier's subscribers.
In 1989, the Company opened its first call center and began testing and offering EDA services. In 1991, the Company entered into its first contract to provide EDA services to a cellular carrier's subscribers on a charge-per-call basis.
The Company operates call centers in many large metropolitan areas. In 1997, the Company handled over 40 million requests for directory assistance on behalf of carriers.

     The Company's EDA provides callers with personalized, easy-to-use directory assistance. The Company's operators provide EDA with a high level of efficient, personalized service. The Company's EDA includes several features in addition to those provided by traditional directory assistance, including call completion, categorical search and local event information. Call completion allows a caller to be directly connected with the number requested, thus completing the call without the need for redialing. The Company's StarBack -Registered Trademark- feature enables a subscriber to return to an operator at any time during a call. The Company is developing additional EDA features including a broader array of connectivity features and increased information content. The Company believes that its EDA offers the wireless consumer a feature-rich, user-friendly alternative to traditional directory assistance.

     In addition to addressing the needs of the wireless subscriber, the Company believes that its EDA offers wireless carriers the opportunity to differentiate their service by providing a high quality, value-added product to subscribers, thereby assisting carriers in meeting heightened competition in the telecommunications industry. The Company's array of connectivity features and content, offered to subscribers in various configurations, allow the wireless carrier to distinguish its services from competitors and establish a separate identity in the marketplace. The Company believes that its EDA also increases carriers' revenues through increased call volumes and billable air time.

     The Company was incorporated in 1989 under the laws of the State of Oregon. The Company's principal executive office is located at 8405 SW Nimbus Avenue, Beaverton, Oregon 97008.

Industry Background

     Wireless telecommunications has been among the fastest growing segments of the telecommunications industry during the 1990s. This growth stems largely from technological advances that provide customers with affordable, high quality mobile services. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless subscribers at year-end 1997 was approximately 56 million. While this figure represents primarily cellular subscribers, other types of wireless communications technologies, such as Personnel Communication Services ("PCS") and specialized mobile radio ("SMR"), compete with cellular and have also experienced rapid growth. Industry experts believe that the wireless telecommunications industry will continue to see rapid growth.

     Telecommunications carriers continue to face increasing competitive pressures arising from the deregulation of the domestic telecommunications industry. Because of this increasingly competitive environment, telecommunications carriers confront intense pressure to differentiate their products and establish brand loyalty. These pressures are particularly acute for wireless carriers who seek to increase market penetration of their services and increase revenues while addressing competition from rival carriers and new technologies. As competition increases, wireless providers often seek to differentiate themselves by incorporating value-added features into their services. Directory assistance is one such feature that allows wireless carriers to compete more effectively, while increasing usage and subscriber satisfaction.

     Wireless subscribers, at the same time, need convenient and practical directory assistance in which they are not hampered by the limited functionality of automated operators or required to write down or memorize phone numbers. Wireless subscribers benefit from EDA in that it can deliver features beyond mere phone listings. Such features include call connectivity, categorical searches, local events and movie listings. In turn, carriers benefit from increased subscriber loyalty and the revenues derived from more frequent usage.

The Domestic Directory Assistance Market

     The Company believes that over ten billion directory assistance calls are made annually by consumers and businesses in the United States. The majority of these directory assistance calls are handled for landline telephone users by the Regional Bell Operating Companies ("RBOCs") from their incumbent positions as the local telephone carriers. The Company believes, however, that wireless directory assistance represents a significant and fast-growing segment of the market due to the expected continued growth in the wireless market and the natural attractiveness of delivering directory assistance for wireless users.

     The wireless telecommunications market is dominated by the cellular and PCS affiliates of the established carriers as well as a few large independents. The Federal Communications Commission ("FCC") initially granted cellular licenses to only two systems (one for non-wireline carriers and one for wireline carriers) in every metropolitan statistical and rural service area. The largest U.S. cellular carriers include AT&T Wireless Services, Inc., GTE Mobilnet, the cellular affiliates of the RBOCs such as Ameritech Cellular, and several independents including AirTouch Communications Inc. and 360 Communications Company. In early 1997, the FCC completed the auction of six PCS licenses in each market area to potential PCS providers. In terms of population base covered, the largest PCS providers include Sprint PCS, NextWave Telecom, AT&T Wireless Services, Omnipoint Communications, Sprint Communications, PrimeCo Personal Communications L.P. and Pacific Bell Mobile Services. During 1997, the majority of PCS licensees either initiated service or continued the rollout of PCS service started in late 1996. In addition, one specialized mobile radio ("SMR") provider, Nextel Communications, provides wireless communication services utilizing SMR frequencies to customers in major metropolitan areas throughout the U.S.

     Directory assistance services for the cellular carriers were initially provided exclusively by local exchange carriers, many of which were RBOCs. However, because of an increasingly competitive marketplace, carriers have sought ways to differentiate and improve their service, including outsourcing services like directory assistance, in order to focus on their core competencies. Meanwhile, PCS and other new providers also desire to outsource their non-core operations, like directory assistance, and focus on ways to acquire and retain new subscribers. Metro One believes it is uniquely positioned to provide the type of feature rich, easy-to-use and personalized enhanced directory assistance that carriers desire. The Company's operating competencies, derived from the establishment and operation of a national call center network, allow it to provide carriers with a reliable, high-quality directory assistance product that enables carriers operating in multiple markets to offer a consistent EDA, promoting greater system-wide marketing and brand identification.

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

     Expand into new geographic markets. Metro One expects to continue to expand its national network of call centers into new geographic markets served by existing and new carrier customers, which increasingly demand consistent service across their national networks. Metro One believes its operational competencies and extensive experience developing and maintaining its existing call center network will help the Company to penetrate these new geographic markets successfully.

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

     Pursue opportunities to provide additional operator-assisted services. Metro One intends to expand its product offerings to include information services, such as direction and concierge services, that complement its enhanced directory assistance. The development and implementation of these services are intended to generate incremental revenue for the Company while raising consumer expectation for operator assisted information services.

Customers and Markets

     The Company provides its EDA to four of the nation's largest cellular carriers in a portion of their service areas and to two of the largest PCS carriers (in terms of population covered) and the first PCS carrier to establish domestic PCS service. The Company has located call centers in sixteen of the top 25 cellular markets (market size based on estimated subscribers). The Company services the majority of the top 40 markets from these sixteen call centers. The Company believes that the top 40 major metropolitan areas represent its greatest opportunities for future growth. Wireless usage in these markets has attained sufficient levels to provide profitable call volumes, while competition among carriers for these subscribers increases carrier need for features that can differentiate their services. The Company strives to expand relationships with existing carrier customers and to establish relationships with new carrier customers.

     The Company provides substantially all of its EDA services under twelve separate contracts that have terms that originally ranged from one to five years. One of these contracts is month-to-month, while two of these contracts expire in 1998, five expire in 1999 and four expire in 2000. Under the EDA contracts, the carrier generally agrees to route all local directory assistance calls to the Company. However, these contracts generally allow the Company to offer EDA services to competing carriers. The Company contractually agrees to staff its EDA operations centers 24 hours a day, seven days a week, 365 days a year, with a sufficient number of operators to perform the contracted services within specified performance requirements.

     The Company offers its services on behalf of the carrier under a brand name selected by that carrier. For example, the Company offers its EDA to AT&T Wireless Services subscribers in various markets as "AT&T Connect." The carrier is generally responsible for all aspects of marketing, including advertising and related costs. Although each carrier establishes its own fee structure with its subscribers, Metro One charges carriers for its service on a per call basis and the carrier is obligated for the charges regardless of whether it is paid by the subscriber. During 1997, the Company's per-call charges to its carrier customers averaged approximately $0.61.

     The Company typically enters into a contract with a carrier that covers either a large geographic market or a group of geographic markets to be served. For example, the Company is a party to a single contract with Ameritech Cellular providing for the Company to deliver enhanced directory assistance to Ameritech Cellular's subscribers in Chicago and Detroit. The agreement provides for the Company to supply directory assistance to each of those markets for a term of three years commencing on the date enhanced directory assistance is made commercially available to subscribers in the market. The additional terms of the agreement do not differ materially from the Company's general EDA contracts. Under this contract, Ameritech Cellular accounted for approximately $6.2 million of revenue during 1997.

     The Company is a party to a single contract with Sprint Spectrum L.P., doing business as Sprint PCS. Under the terms of this multi-year agreement, the Company provides its local and nationwide EDA for each Sprint Spectrum market and potentially for each Sprint Spectrum affiliate market. As of March 1998, the Company was providing its EDA services from existing call centers for the domestic markets in which Sprint PCS or its participating affiliates have launched PCS service. The additional terms of the agreement do not differ materially from the Company's general EDA contracts except that the Company may be required to open additional call centers in major metropolitan areas in 1998, depending on various milestones, the most important of which is the attainment by Sprint PCS of minimum call volumes in particular markets. The Company is also required, in conjunction with the Sprint PCS contract, to develop and maintain an out-of-band signaling system for each of its call centers.

     In 1997, eight customers accounted for the majority of the Company's $26.1 million in revenues. The Company's four largest customers, US West NewVector (which provides its wireless communications services under the brand name of AirTouch), Ameritech Cellular, Bell Atlantic Mobile and Sprint Spectrum, accounted for approximately 25, 24, 17 and 16 percent of revenues, respectively. In 1996, eight customers accounted for the majority of the Company's $17.8 million in revenues. The Company's three largest customers, US West NewVector, Ameritech Cellular and Bell Atlantic Mobile, accounted for approximately 28, 26 and 22 percent of revenues, respectively.

Principal Product and Product Features

     Metro One delivers its EDA using a customized array of hardware and software and the Company's proprietary database search engines. The Company receives incoming calls by means of contractually assigned directory assistance numbers, typically 411 or 555-1212. Calls are answered by the Company's operators, identifying the EDA service using the carrier's brand name. Upon receiving information requests from subscribers, Company operators search the Company's local database utilizing its search engine. The Company's EDA system allows the operator to connect the caller to a party and/or supply the telephone number, address, or other information, including movie listings, local events or businesses of a certain type within a specific locality. The fee to a subscriber for this service is fixed by the carrier, and typically ranges from $0.50 to $0.85 plus airtime charges.

     The Company's EDA incorporates connectivity and content features designed to make the phone easier to use. It includes an automatic all completion feature, as well as connectivity features such as StarBack. The StarBack feature allows a caller to return immediately to an operator simply by pressing the (*) key once on the caller's telephone. In addition to the connectivity features, the Company's EDA incorporates increased content to provide the consumer with a broader, full service alternative to traditional directory assistance. The Company's database system, which is derived from a variety of sources, is supplemented by localized information, such as information relating to local events and amenities. This allows the Company to customize a local database to include specialized information at the request of a carrier customer.

Operations

     The Company maintains call centers in the New York, Dallas, Los Angeles, Sacramento, Baltimore, Chicago, Denver, Detroit, Miami, Minneapolis, Philadelphia, Phoenix, St. Louis, San Diego, Seattle and Portland, Oregon metropolitan areas. Call center premises are leased by the Company and range in size from approximately 4,000 to 15,000 square feet.

     The Company develops a principal database for each call center, obtaining data from a variety of sources including RBOCs, independent telephone companies and other sources. The Company also utilizes national directory assistance databases licensed by the Company from commercial sources. The Company's call center network stations allow operators to efficiently query both their local database and the national directory assistance database. The Company has developed a database management system that it uses to maintain and update directory listings in its database.

     Metro One's EDA system incorporates programmable switching equipment, host computers, voice response units and database servers. The Company contracts with value-added resellers to assist in programming its switches and host computer systems. This software enhances its call handling and billing capabilities and provides the basis for the Company's connectivity features. The Company has developed proprietary search engines to access information within its databases and also licenses portions of its systems from various vendors. In 1997, the Company upgraded its database management system and search engines to increase the speed of information access and to broaden the categorical search capabilities of its operators. The Company believes that these tools have improved EDA search times, resulting in faster call processing and lower data cost per call.

     Particularly because the Company's EDA is provided to subscribers on a branded basis, the Company believes that the quality and reliability of its EDA services are important considerations in a carrier's decision to offer the Company's EDA.

The Company maintains a national training force and each call center employs training personnel. The call center training personnel, along with the national trainers, continually monitor, test and evaluate all of the Company's call centers. The Company also monitors call center performance for compliance with contract performance standards and reports this information to carriers on a regular basis. Performance evaluations are also solicited from customers on a regular basis. The Company's systems maintenance and support personnel are accessible on a 24-hour basis through the Company's Network Operations Center.

Marketing

     The Company markets directly to telecommunications carriers. Sales and technical support personnel are based at the Company's corporate headquarters in Beaverton, Oregon. In addition, the Company's regional managers, who oversee the Company's call center network, are a key element in the maintenance and development of carrier relationships.

     The Company's major marketing programs focus on product awareness principally through trade shows, marketing materials, including brochures and videotape presentations, and direct contacts with telecommunications carriers. There are several major industry conferences that are important to the Company's marketing program. The Company maintains communications with its existing carrier customers through its quality assurance and customer service programs, which afford the Company the opportunity to receive information regarding evolving carrier needs. The Company also maintains an active program to identify and meet with prospective carrier customers; both existing carriers and new carriers in emerging technologies.

Competition

     The directory assistance market is characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies. The Company's principal competitors include RBOC-owned or -affiliated carriers or non-RBOC affiliated carriers, including GTE, that provide directory assistance both in and outside their own operating regions. In addition to traditional directory assistance, many of these competitors offer a directory assistance call completion feature. Although the Company believes that none of these competitors offers a form of directory assistance that incorporates all the connectivity and content features of the Company's EDA, these competitors have substantially greater financial, technical and marketing resources than the Company and may be able to do so in the future. The Company also faces competition in various markets from independent companies seeking to offer forms of enhanced directory assistance.

     The Company believes that the principal competitive factors in the directory assistance market are quality of product, available features, technological innovation, experience, responsiveness to customers and price. Historically, the Company has sought to distinguish itself from competitors based on the quality of its product, the development of useful features and its experience derived from successfully establishing a national network of call centers. The Company is subject to widespread competitive pressures with respect to the pricing of its product and there can be no assurance that the Company will not experience price or margin pressures in the future. The Company believes, however, that its future growth will depend on its ability to maintain and improve the quality of its product, to develop and successfully introduce new connectivity features and content and to continue to provide superior service.

Intellectual Property

     The Company regards certain aspects of its products and their features and processes as proprietary and relies on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect its proprietary rights. The Company has obtained trademark registration in the United States for its product names "Enhanced Directory Assistance" and "StarBack," and service mark registration for several of its other product feature names. The Company's policy has been to enter into confidentiality agreements with all employees and limit access to its documentation and other information related to its intellectual property. The Company believes that its product development and marketing capabilities have been of greater importance to the Company's business than legal intellectual property protection.

Government Regulation

     The Company's business depends upon relationships with companies that are regulated by the FCC or state public utility commissions. Such regulation applies to all communications common carriers, such as AT&T, RBOCs and other long distance and local exchange carriers. Enhanced service companies such as the Company may be subject to various levels of regulation or are completely unregulated on a state-by-state basis.

Employees

     As of March 26, 1998, the Company had approximately 1,085 employees. None of the Company's employees are subject to a collective bargaining agreement. Management of the Company considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES.

     The Company leases its principal executive and administrative offices at 8405 S.W. Nimbus Avenue, Beaverton, Oregon, comprising approximately 15,400 square feet, for a remaining term of four years with a renewal option. The Company also leases office facilities for its EDA operations. There are approximately 20 facility leases in effect at March 26, 1998 with remaining terms ranging from one to six years.

     The Company believes that expansion in its staff during the next year may require the Company to lease additional executive and administrative offices. The Company is not dependent upon any individually leased premises.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the quarter ended December 31, 1997 to a vote of security holders.

                                       PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On August 23, 1996, the Company's Common Stock commenced trading on the Nasdaq National Market System under the symbol "MTON." The high and low sales prices as reported on the Nasdaq National Market System for the period from August 23, 1996 to September 30, 1996 and for each subsequent quarter through December 31, 1997 were as follows:

     1996                                          High                     Low
     -----                                        ------                  -------
     August 23, 1996 to September 30, 1996        $16 1/4                    $9
     Quarter ended December 31, 1996               14 1/2                 6 3/4

     1997                                          High                     Low
     -----                                        ------                  -------
     Quarter ended March 31, 1997                  $9 3/4                $5 5/8
     Quarter ended June 30, 1997                    8 1/4                 5 1/4
     Quarter ended September 30, 1997               9 1/2                 6 1/2
     Quarter ended December 31, 1997                   11                     7


     The approximate number of shareholders of record as of March 26, 1998 was
328. The Company believes it has approximately 3,789 shareholders including an estimate of shareholders with shares held in street name.

     The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to its Common Stock in the foreseeable future. The Company's existing line of credit agreement prohibits the payment of cash dividends.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

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

     Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as increased competition and expiration of Enhanced Directory Assistance (EDA) contracts, the rapidly changing telecommunications market, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions, and the other factors discussed under the heading "Issues and Uncertainties" in this Item 6.

Overview

     The Company is a leading independent provider of Enhanced Directory Assistance-Registered Trademark- (EDA) for the wireless telecommunications industry.

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

     The Company has twelve significant EDA contracts with six different carriers to provide EDA in numerous metropolitan markets. The Company expects to continue to expand its share of the wireless telecommunications directory assistance market by adding customer carriers to the existing national network of call centers and by expanding this network into new geographic markets to serve new and existing carrier customers. The Company anticipates that it will open several new call centers by the end of 1998. Based on the Company's historical experience and technical upgrade plans, establishing a call center generally costs $750,000 to $1,000,000, exclusive of initial operating losses. There can be no assurance, however, that costs associated with establishment of new call centers will be consistent with costs experienced by the Company on a historical basis.

     AirTouch Cellular has combined cellular operations with US West NewVector (which provides its wireless communications services under the brand name of AirTouch) and has also formed a partnership called TOMCOM, L.P., with Bell Atlantic Mobile to pursue joint marketing strategies. Subsequent to the establishment of this partnership, the Company's contracts with AirTouch Cellular for the San Diego market and Bell Atlantic Mobile for the Baltimore and Philadelphia markets were not extended or replaced upon their expiration. Four contracts with US West NewVector, which were scheduled to expire in 1998, were extended and now expire in 1999. There can be no assurance that the Company will renew its contracts with US West NewVector or that the Company will have the opportunity to obtain new contracts with any of the TOMCOM carriers in the future.

     In the fourth quarter of 1996, the Company signed a multi-year contract with Sprint PCS to provide EDA services to Sprint PCS customers. In conjunction with the introduction of services in new markets by Sprint PCS, the Company expects to open new call centers in several major metropolitan areas in 1998.

     In the second quarter of 1997, the Company signed a multi-year contract with AT&T Wireless Services under which regions of AT&T Wireless Services and its affiliates may elect to offer the Company's EDA service to their subscribers. To date, the Company is providing service to AT&T Wireless Services in several metropolitan markets and expects to roll out service to other markets during 1998.

Results of Operations

     The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.

                                  Years Ended December 31,
     ---------------------------------------------------------------------------
                                              1997           1996           1995
                                             ------         ------         ------
     Revenues                                100.0%         100.0%         100.0%
     Direct operating costs                   49.9%          46.7%          54.7%
     General and administrative costs         44.9%          42.7%          45.9%
     Income (loss) from operations             5.2%          10.6%          (.6)%
     Interest and loan fees                    1.3%           3.2%          10.5%
     Net income (loss)                         5.5%           6.5%        (13.2)%

     New call centers opened                      4              1              1
     Call centers in operation                   16             12             11


1997 Compared to 1996

     Revenues increased 46.3% to $26.1 million from $17.8 million. Call volume increased to approximately 42 million calls in 1997 from approximately 30 million calls in 1996. This increase was due primarily to increases in call volumes under existing contracts and additional call volumes from new contracts. The Company will experience decreases in call volumes starting in the first quarter of 1998 due to the expiration of two contracts to provide EDA services to Bell Atlantic Mobile. The Company believes that this decrease will be partially offset by an increase in call volumes from other carriers.

     Direct operating costs consist of call center personnel and data costs. These costs increased 56.2% to $13.0 million from $8.3 million. The increase in direct operating costs was due primarily to increased call volumes and the cost of operating several additional call centers in 1997. As a percentage of revenues, direct operating costs increased to 49.9% from 46.7%, as personnel costs increased due to the continuing build-out of the Company's national network of call centers. The costs associated with the start-up of a new call center increase personnel and data costs as a percentage of revenue for a period of time as the call center launches service and prior to optimal utilization of personnel and data. This increase was partially offset by higher call volumes and the associated operating efficiencies due to improved personnel utilization and the introduction of new technology designed to enhance productivity. The Company anticipates that direct operating costs may increase from 1997 levels as a percentage of revenue, during the period of time the build-out of its national network of call centers continues. The Company expects to open several new call centers in 1998. Additionally, the Company expects that data costs may increase from 1997 levels as a percentage of revenue, as the Company continues to seek additional data for enhancement of directory assistance listings and for new markets that it serves. This data is made available in all call centers for expanded geographic markets, often in advance of carrier customer service launch or to serve new geographic areas for existing carrier customers.

     General and administrative costs increased 53.8% to $11.7 million from $7.6 million. This increase in costs was due primarily to the support of increased operational activity overall and the costs associated with the opening of several additional call centers in 1997. As a percentage of revenues, general and administrative costs increased to 44.9% from 42.7%.
This increase resulted primarily from the investment in corporate services necessary to support additional call centers. The Company anticipates that general and administrative costs may decrease from 1997 levels as a percentage of revenue, as less incremental investment in corporate services should be necessary to support the continued build-out of the national network of call centers. Depreciation and amortization increased by 71.2% to $2.3 million from $1.3 million due primarily to equipment purchased for new call centers, upgrades for existing call centers and corporate research and development activities.

     Other income for the year ended December 31, 1997 was $408,000, and consisted of interest income of $569,000, offset primarily by expenses of $142,000 related to estimated litigation settlement costs and asset valuation losses for assets taken out of service during the year. Other expense for the year ended December 31, 1996 was $109,000, and consisted primarily of estimated litigation settlement expenses of $280,000 and asset valuation losses of $151,000 related to equipment taken out of service during the year, offset by interest income of approximately $288,000.

     Interest expense and loan fees declined 41.3% to $334,000 from $568,000. This decline was attributable solely to the reduction in monthly average debt outstanding to $1.6 million from $2.9 million.

     Income tax expense for the year ended December 31, 1997 was $13,000, for an effective tax rate of approximately 0.9%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. Income tax expense for the year ended December 31, 1996 was $41,000, for an effective tax rate of approximately 3.4%. This rate also differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.


1996 Compared to 1995

     Revenues increased 36.4% to $17.8 million from $13.1 million. Call volume increased to approximately 30 million calls in 1996 from approximately 22 million calls in 1995. This increase was due primarily to increases in call volumes under existing contracts and additional call volumes from new contracts, offset by a decrease in call volume due to the completion of a contract with AirTouch in the first quarter of 1996.

     Direct operating costs increased 16.4% to $8.3 million from $7.2 million. The increase in direct operating costs was due primarily to the cost of operating an additional call center in 1996. As a percentage of revenues, direct operating costs decreased to 46.7% from 54.7%. This decline primarily resulted from higher call volumes and the associated operating efficiencies due to improved personnel utilization and the introduction of new technology designed to enhance productivity.

     General and administrative costs increased 26.9% to $7.6 million from $6.0 million. This increase in costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center during 1996. As a percentage of revenues, general and administrative costs declined to 42.7% from 45.6%. This decline resulted primarily from the achievement of substantially higher revenues in 1996. Depreciation and amortization increased by 32.7% to $1.3 million from $997,000 due primarily to equipment upgrades for existing call centers.

     Other expense for the year ended December 31, 1996 was $109,000, and consisted primarily of estimated litigation settlement expenses of $280,000 and asset valuation losses of $151,000 related to equipment taken out of service during the year, offset by interest income of approximately $288,000. Other income for the year ended December 31, 1995 was $114,000, and consisted primarily of interest income of $48,000, approximately $99,000 of income resulting from the settlement of a vendor claim, offset by estimated litigation settlement expenses of approximately $24,000.

     Interest expense and loan fees declined 58.5% to $568,000 from $1.4 million. This decline was attributable solely to the reduction in monthly average debt outstanding to $2.9 million from $8.9 million.

     Income tax expense for the year ended December 31, 1996 was $41,000, for an effective tax rate of approximately 3.4%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. The Company did not provide for income taxes in 1995 due to net operating losses for that year.


Liquidity and Capital Resources

          Working capital decreased to $9.8 million from $15.0 million at December 31, 1997 and 1996, respectively. The Company's current ratio decreased to 3.4:1 from 7.3:1 at December 31, 1997 and 1996, respectively. These decreases were due primarily to use of cash for costs associated with the continuing build-out of the Company's national network of call centers and technical upgrades for existing call centers.

          The Company has a $3.0 million secured operating line of credit with a commercial bank. The line of credit expires in 1999. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 0.25 percent and all assets of the Company are pledged to the bank as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company. As of December 31, 1997, the Company had no borrowings against this line of credit. The Company also has a credit facility under which the Company may borrow up to $1.0 million to finance purchases of capital equipment. Borrowing bears interest at the prime rate plus 0.50 percent and is secured by the purchased equipment. As of December 31, 1997, the Company had borrowings of $946,000 against this line of credit. The Company believes that current cash and cash equivalents, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1998.

          The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of December 31, 1997, the Company had $8.5 million in cash and cash equivalents compared to $14.1 million at December 31, 1996, a decrease of approximately $5.6 million resulting primarily from the continuing build-out of the Company's national network of call centers.

          Cash flow from operations. Net cash from operations for the twelve months ended December 31, 1997 was $3.3 million, resulting primarily from net income for that period.

          Net cash from operations for the twelve months ended December 31, 1996 was $2.9 million, resulting primarily from net income for that period. Net cash used by operations was $2.3 million in 1995. The use of cash by operations in 1995 was primarily due to the Company's expansion of its operations into six new markets in 1994. The costs associated with the start-up of a new call center increase direct operating costs as a percentage of revenue for a period of time as the call center launches service and prior to optimal utilization of personnel and data.

          Cash flow from investing activities. Cash used in investing activities was $10.1 million for 1997 and was related primarily to capital expenditures for new call centers and the upgrade and expansion of existing call centers. In the twelve months ended December 31, 1997, no additional capital equipment was acquired through lease financing.

          Cash used in investing activities was $3.4 million for 1996 and was related primarily to capital expenditures for system redundancy capabilities and equipment upgrades for certain locations. In the twelve months ended December 31, 1996, additional capital equipment for the same purposes was acquired through lease financing in the amount of $679,000. Net cash provided by investing activities was $97,000 in 1995. In 1995, capital equipment acquired through lease financing was $1.1 million.

          Cash flow from financing activities. Net cash provided by financing activities for the twelve months ended December 31, 1997 was $1.2 million resulting primarily from the exercise of warrants and options to purchase 182,789 shares of Common Stock resulting in net cash proceeds to the Company of $993,000.

          Net cash provided by financing activities for the twelve months ended December 31, 1996 was $13.5 million resulting primarily from the proceeds of the Company's initial public offering of $12.5 million and the exercise throughout the year of warrants to purchase 818,756 shares of Common Stock resulting in net cash proceeds to the Company of $2.6 million.

          Net cash provided by financing activities was $2.9 million in 1995. In 1995, the Company issued $3.9 million in principal amount of its 10% Subordinated Notes to certain private investors to refinance similar notes maturing in 1995, resulting in net cash proceeds to the Company of $250,000. In 1995, the Company also issued $3.1 million in principal amount of its 8% Convertible Secured Notes to certain private investors, resulting in net cash proceeds to the Company of $3.1 million. During 1995, warrants for the purchase of 327,412 shares of the Company's Common Stock were exercised, resulting in net cash proceeds to the Company of approximately $1.1 million. In 1995, the Company also repurchased 135,414 shares of its Common Stock for $614,000 pursuant to a rescission offer.

          Future capital needs and resources. The primary uses of capital are expected to be the expansion of existing call centers, the funding of start-up operating losses for newly opened call centers, the payment of principal and interest on indebtedness, and the purchase of equipment and development of technology for the improvement of existing and new call centers.

          Under the terms of its contract with Sprint PCS, the Company may be required to open additional call centers in major metropolitan areas in 1998, depending on various milestones, the most important of which is the attainment by Sprint PCS of minimum call volumes in particular markets. The Company is also required, in conjunction with the Sprint PCS contract, to develop and maintain an out-of-band signaling system for each of its call centers. The Company anticipates that its capital expenditures, including those expenditures related to Sprint PCS, will be approximately $8.0 million to $10.0 million through the end of 1998, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1998.

          Effect of inflation. The effect of inflation was not a material factor affecting the Company's business during the twelve months ended December 31, 1997.


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

     Concentration of business; Limited customer base. Although the Company seeks to increase the number of its EDA contracts with wireless carriers, the nature and ownership and/or operational control of the major wireless licensees limits the Company's potential customers and expansion opportunities. Furthermore, a small number of companies dominate the cellular market. Three of these dominant cellular carriers represented approximately 66 percent, 76 percent and 72 percent of the Company's revenue in 1997, 1996 and 1995, respectively. The failure of the Company to maintain a satisfactory relationship with any significant customer could have a material adverse effect on the Company's business, financial condition and results of operation.

     Expiration of EDA agreements. The Company has twelve significant EDA contracts with six different carriers. Of these contracts, one is month-to-month, two come up for renewal in 1998, five come up for renewal in 1999 and four are up for renewal in 2000. Efforts to renew existing and enter into new contracts may face lengthy sales cycles and increased competitive, pricing and service pressures.

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

     Changes in wireless usage by subscribers. The usage patterns of wireless subscribers are impacted by a number of factors, including pricing, safety concerns, government regulation, and various other items. Any factor that causes wireless subscribers to decrease their usage could have an adverse impact on the results of operations of the Company.

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

     Prices. Prices the Company can obtain for its services are subject to the changing telecommunications market, the relative leverage of negotiating parties and the overall competitive landscape. There can be no assurance that as existing contracts are renewed, if they are renewed, or as new contracts are entered into, that the contracts will not provide for lower prices than the Company currently experiences. This could have an adverse impact on the business, financial condition and results of operations of the Company.

     Technology. Telecommunications and the related directory assistance market are characterized by rapid technological change, frequent introductions of new and enhanced products and service, and changing consumer demands. The Company's success will be dependent, in part, upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved EDA and other telecommunications services, which may require substantial expenditures. There is no assurance that the Company will be able to do so, that it will have adequate financial resources to undertake such development, or that it will not encounter technical or other difficulties that could delay the introduction of its services or enhancements thereof.

     Reliance on third party vendors. The Company relies on key vendors to supply programming and engineering services and to license technology. Although there are a limited number of such service providers, the Company believes that other providers could provide for the Company's needs on comparable terms. Abrupt changes in the arrangements could, however, cause a disruption in operations or a delay in development efforts, either of which could affect adversely affect the Company's business, financial condition and results of operation.

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

     Potential for unionization and staffing. The telecommunications industry, particularly with respect to larger telecommunications companies, is characterized by widespread union membership among its operators and other workers. Although the Company believes that its relations with its employees are good, no assurance can be given that unionization will not occur in the future. The occurrence of such an event could likely have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company is dependent upon the available labor pool for its operators and no assurances can be given that the Company will be able to continue to attract qualified staff at competitive wages.

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

     Year 2000 Compliance. The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998. In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Future Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected standards for related disclosures about products and services, geographic areas and major customers. The Company believes the adoption of SFAS No. 130 and No. 131 will have no material impact on current disclosures.

ITEM 7.   FINANCIAL STATEMENTS.

     See pages F-1 through F-12.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information required by Item 9 is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting under the caption of "Management."


ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by Item 10 is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting under the caption of "Executive Compensation."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting under the caption of "Principal Shareholders."


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is incorporated by reference to the Company's Proxy Statement for its 1998 Annual Meeting under the caption of "Certain Transactions."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3.1    Third Restated Articles of Incorporation of Metro One Telecommunications,
       Inc.

3.2    Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1   Form of Enhanced Directory Assistance Agreement (2)

10.2   Enhanced Directory Assistance Agreement between Ameritech Mobile
       Communications, Inc. and the Company dated June 16, 1994 (1)(7)

10.3   1994 Stock Incentive Plan (3)

10.31  Amendment to 1994 Stock Incentive Plan (4)

10.4   Consulting Agreement with G. Raymond Doucet, dated December 1, 1996 (5)

10.5 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 (6)

10.51 Loan modification agreement between Silicon Valley Bank and the Company dated March 14, 1997

10.6   1995 Employment Agreement with Timothy A. Timmins (6)

10.7   1995 Employment Agreement with Patrick M. Cox (6)

10.8   Lease Agreement between and among Petula Associates, Ltd., Koll Creekside
       Associates and the Company (2)

23.1   Consent of Deloitte & Touche LLP, independent certified public accountants

27.1   Financial Data Schedule

27.2   Financial Data Schedule

27.3   Financial Data Schedule

______________________


(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 dated August 22, 1996, File No. 333-05183.

(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-88926-LA.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated January 24, 1997, File No. 333-20387.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 5, 1998, File No. 333-45643.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1997, Commission No. 0-27024.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated August 20, 1996, Commission No. 0-27024.

(7) Certain portions of Exhibit 10.2 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.


(b) Reports Filed on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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


Date:     March 30, 1998


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:


Signature                     Title                         Date

/s/ Timothy A. Timmins        President, Chief Executive    March 30, 1998
----------------------------  Officer and Director
Timothy A. Timmins


/s/ Stebbins B. Chandor, Jr.  Senior Vice President and     March 30, 1998
----------------------------  Chief Financial Officer
Stebbins B. Chandor, Jr.


/s/ Karen L. Johnson          Vice President,               March 30, 1998
----------------------------  Corporate Development
Karen L. Johnson              Principal Accounting Officer


/s/ A. Jean de Grandpre       Chairman of the               March 30, 1998
----------------------------  Board of Directors
A. Jean de Grandpre


/s/ G. Raymond Doucet         Director                      March 30, 1998
----------------------------
G. Raymond Doucet


/s/ William D. Rutherford     Director                      March 30, 1998
----------------------------
William D. Rutherford


/s/ James M. Usdan            Director                      March 30, 1998
----------------------------
James M. Usdan

INDEPENDENT AUDITORS REPORT
----------------------------------------------------------------------------


To The Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Beaverton, Oregon


We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Portland, Oregon
February 20, 1998



           The accompanying notes are an integral part of these statements.

Metro One Telecommunications, Inc.

Statements of Operations
-------------------------------------------------------------------------------

                                                                               Years ended December 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues                                                              $  26,089,614  $  17,833,975  $  13,074,206
                                                                      -------------  -------------  -------------
Costs and expenses:
  Direct operating                                                       13,016,659      8,334,014      7,156,855
  General and administrative                                             11,701,923      7,615,397      5,999,548
                                                                      -------------  -------------  -------------
                                                                         24,718,582     15,949,411     13,156,403
                                                                      -------------  -------------  -------------
Income (loss) from operations                                             1,371,032      1,884,564        (82,197)

Other income (expense)                                                      407,509       (108,868)       114,137
Debt conversion expense                                                    --             --             (384,071)
Interest and loan fees                                                     (333,692)      (568,085)    (1,371,936)
                                                                      -------------  -------------  -------------
Income (loss) before income taxes                                         1,444,849      1,207,611     (1,724,067)
Income tax expense                                                           12,607         41,123       --
                                                                      -------------  -------------  -------------
Net income (loss)                                                     $   1,432,242  $   1,166,488  $  (1,724,067)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

Income (loss) per common share (Note 9)
  Basic                                                               $         .13  $         .13  $        (.31)
  Diluted                                                             $         .13  $         .12  $        (.31)

           The accompanying notes are an integral part of these statements.

Metro One Telecommunications, Inc.

Balance Sheets
-------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                     ----------------------------
                                                                                         1997           1996

                                                                                     -------------  -------------
Assets
Current assets:
  Cash and cash equivalents                                                          $   8,554,301  $  14,136,574
  Accounts receivable                                                                    4,628,992      2,722,544
  Prepaid costs and other current assets                                                   694,025        533,768
                                                                                     -------------  -------------
      Total current assets                                                              13,877,318     17,392,886
Furniture, fixtures and equipment, net                                                  14,632,340      6,759,759
Other assets                                                                               615,737        376,700
                                                                                     -------------  -------------
                                                                                     $  29,125,395  $  24,529,345
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                                                   $   1,302,372  $     353,479
  Accrued liabilities                                                                      991,743        741,357
  Accrued payroll and related costs                                                      1,022,708        548,712
  Current portion of capital lease obligations                                             638,200        736,941
  Current portion of long-term debt                                                         78,161       --
                                                                                     -------------  -------------
      Total current liabilities                                                          4,033,184      2,380,489
Capital lease obligations                                                                  548,620      1,168,204
Long-term debt                                                                             867,641       --
                                                                                     -------------  -------------
                                                                                         5,449,445      3,548,693
                                                                                     -------------  -------------
Commitments and contingencies                                                             --             --
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized, no shares issued or
  outstanding                                                                             --             --
Common stock, no par value; 50,000,000 shares authorized, 10,925,676 and 10,692,887
  shares, respectively, issued and outstanding                                          37,514,496     36,251,440
Accumulated deficit                                                                    (13,838,546)   (15,270,788)
                                                                                     -------------  -------------
Net shareholders' equity                                                                23,675,950     20,980,652
                                                                                     -------------  -------------
                                                                                     $  29,125,395  $  24,529,345
                                                                                     -------------  -------------
                                                                                     -------------  -------------

           The accompanying notes are an integral part of these statements.

Metro One Telecommunications, Inc.

Statements of Shareholders' Equity (Deficit)
-------------------------------------------------------------------------------





                                     Common Stock
                                 Subject to Potential
                                      Rescission
                                -----------------------
                                  Shares      Amount
                                ----------  -----------
Balances at December 31, 1994    5,210,871  $12,314,191
Common stock purchased in
  rescission offering             (135,414)    (613,760)
Reclassified upon completion
  of rescission offering        (5,075,457) (11,700,431)
Stock options/warrants
  exercised                         --          --
Stock issued for services           --          --
Conversion of long-term debt
  to common stock                   --          --
Net loss                            --          --
                                ----------  -----------
Balances at December 31, 1995       --      $   --
                                ----------  -----------
                                ----------  -----------
Common stock issued in public
  offering
Stock options/warrants
  exercised, net
Conversion of long-term debt
  to common stock
Net income
Balances at December 31, 1996
Stock options/warrants
  exercised, net
Stock issued for legal
  settlement
Net income
Balances at December 31, 1997

                                             Shareholders' Equity (Deficit)
                                --------------------------------------------------------

                                     Common Stock
                                -----------------------  (Accumulated  Net Shareholders'
                                  Shares      Amount       Deficit)    Equity (Deficit)
                                ----------  -----------  ------------  -----------------
Balances at December 31, 1994       --          --       $(14,713,209)   $   (14,713,209)
Common stock purchased in
  rescission offering               --          --            --              --
Reclassified upon completion
  of rescission offering         5,075,457  $11,700,431       --              11,700,431
Stock options/warrants
  exercised                        327,412    1,088,080       --               1,088,080
Stock issued for services            5,714       13,200       --                  13,200
Conversion of long-term debt
  to common stock                2,528,221    6,910,000       --               6,910,000
Net loss                            --          --         (1,724,067)        (1,724,067)
                                ----------  -----------  ------------  -----------------
Balances at December 31, 1995    7,936,804  $19,711,711  $(16,437,276)   $     3,274,435
Common stock issued in public
  offering                       1,675,000   12,514,921      --               12,514,921
Stock options/warrants
  exercised, net                   818,756    2,624,808      --                2,624,808
Conversion of long-term debt
  to common stock                  262,327    1,400,000      --                1,400,000
Net income                          --          --          1,166,488          1,166,488
                                ----------  -----------  ------------  -----------------
Balances at December 31, 1996   10,692,887  $36,251,440  $(15,270,788)   $    20,980,652


Stock options/warrants
  exercised, net                   182,789      993,056       --                 993,056
Stock issued for legal
  settlement                        50,000      270,000       --                 270,000
Net income                          --          --          1,432,242          1,432,242
                                ----------  -----------  ------------  -----------------
Balances at December 31, 1997   10,925,676  $37,514,496  $(13,838,546)   $    23,675,950
                                ----------  -----------  ------------  -----------------
                                ----------  -----------  ------------  -----------------

           The accompanying notes are an integral part of these statements.

Metro One Telecommunications, Inc.

Statements of Cash Flows
-------------------------------------------------------------------------------

                                                                               Years ended December 31,
                                                                     --------------------------------------------
                                                                          1997           1996           1995
                                                                     --------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                                  $    1,432,242  $   1,166,488  $  (1,724,067)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                                       2,263,460      1,322,497        996,834
      Loss on disposal of fixed assets                                       80,621        151,094          8,533
      Deferred income taxes                                                 (12,400)       (33,000)      --
      Debt conversion expense                                              --             --              255,780
  Changes in certain assets and liabilities:
      Accounts receivable                                                (1,906,448)      (105,079)    (1,259,540)
      Prepaid expenses and other assets                                    (237,559)       (73,350)      (342,662)
      Accounts payable, accrued liabilities and payroll costs             1,673,275        483,499       (186,515)
                                                                     --------------  -------------  -------------
        Net cash provided by (used in) operating activities               3,293,191      2,912,149     (2,251,637)
                                                                     --------------  -------------  -------------
Cash flows from investing activities:
  Capital expenditures                                                  (10,095,997)    (3,408,399)       (74,422)
  Collections on notes receivable                                          --             --              171,640
                                                                     --------------  -------------  -------------
        Net cash provided by (used in) investing activities             (10,095,997)    (3,408,399)        97,218
                                                                     --------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                            945,802      1,121,236      3,550,000
  Repayment of debt                                                        --           (1,867,133)      (309,883)
  Repayment of capital lease obligations                                   (718,325)      (909,830)      (721,387)
  Proceeds from issuance of common stock and exercise of warrants
    and stock options                                                       993,056      2,624,808      1,088,080
  Proceeds from initial public offering of common stock, net of
    expenses                                                               --           12,514,921       --
  Common stock purchased in rescission offering                            --             --             (613,760)
                                                                     --------------  -------------  -------------
        Net cash provided by financing activities                         1,220,533     13,484,002      2,993,050
                                                                     --------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents                     (5,582,273)    12,987,752        838,631
Cash and cash equivalents, beginning of year                             14,136,574      1,148,822        310,191
                                                                     --------------  -------------  -------------
Cash and cash equivalents, end of year                               $    8,554,301  $  14,136,574  $   1,148,822
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

           The accompanying notes are an integral part of these statements.

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

1. Summary of Operations and Significant Accounting Policies

    Nature of Operations. The Company provides enhanced directory assistance services to telecommunications carriers and their customers. Revenues are derived principally through fees charged to telecommunications carriers. The Company operates call centers located in many metropolitan areas throughout the United States.

    Cash and Cash Equivalents. Cash and cash equivalents includes cash deposits in banks and highly liquid investments with original maturity dates of three months or less.

    Revenue Recognition. Under existing contracts with telecommunications carriers, the Company records as revenue charges for the number of calls processed. Revenue is recognized as services are provided.

    Major Customers. Twelve customers in 1997, 1996 and 1995 accounted for substantially all revenue reported and the accounts receivable balance at December 31. The Company's four largest customers accounted for approximately 25%, 24%, 17% and 16%, respectively, of revenue in 1997. The Company's three largest customers accounted for approximately 28%, 26% and 22%, respectively, of revenue in 1996, and 29%, 23% and 20%, respectively, of revenue in 1995. Historically, the Company has not incurred significant losses related to its accounts receivable.

    Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenses for repairs and maintenance are expensed as incurred. Capital lease assets were $2,792,311 and $3,037,051 at December 31, 1997 and 1996, respectively.
Accumulated amortization for capital leases is included in accumulated depreciation.

    Patents and Trademarks. Patents pending and trademarks are included in other assets and are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets of five to ten years. In the event that facts and circumstances indicate that the cost of patents or trademarks may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

    Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year. Actual results could differ from those estimates.

    Commitments and Contingencies. The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations, or net cash flows.

    Future Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected standards for related disclosures about products and services, geographic areas and major customers. The Company believes the adoption of SFAS No. 130 and No. 131 will have no material impact on current disclosures.

    Reclassification. Certain balances in the 1995 and 1996 financial statements have been reclassified to conform with 1997 presentations. Such reclassifications had no effect on results of operations or accumulated earnings (deficit).

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

2. Furniture, Fixtures and Equipment

    Furniture, fixtures and equipment by major classification are summarized as follows:

                                                                                              December 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Equipment............................................................................  $  16,409,296  $  8,390,468
Furniture and fixtures...............................................................      2,403,383     1,162,450
Leasehold improvements...............................................................        911,441       138,988
                                                                                       -------------  ------------
                                                                                          19,724,120     9,691,906
Less accumulated depreciation and amortization.......................................     (5,091,780)   (2,932,147)
                                                                                       -------------  ------------
                                                                                       $  14,632,340  $  6,759,759
                                                                                       -------------  ------------
                                                                                       -------------  ------------

3. Long-Term Debt

                                                                                                    December 31,
                                                                                                ---------------------
                                                                                                   1997       1996
                                                                                                ----------  ---------
Secured Term Loan.............................................................................  $  945,802  $  --
Less current portion..........................................................................     (78,161)    --
                                                                                                ----------  ---------
Long-term debt, less current portion..........................................................  $  867,641  $  --
                                                                                                ----------  ---------
                                                                                                ----------  ---------

    Secured Term Loan. In 1997, the Company entered into a $1,000,000 Secured Term Loan agreement with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate (8.5 percent at December 31, 1997) plus 0.5 percent and all assets of the Company are pledged as collateral. The terms of the loan call for an 18-month interest only accumulation period through August 1998 followed by 42 monthly payments of principal plus interest. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. This loan bears an interest rate that approximates current market rates; thus, the recorded value of this loan is considered to be at fair value.

    Line of Credit. At December 31, 1997, the Company had in place a $3,000,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 0.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. At December 31, 1997, the Company had no borrowings against this line of credit.

4. Lease Obligations

    The Company leases operating facilities and equipment under operating leases with unexpired terms of one to seven years. Rental expense for operating leases was approximately $1,388,000, $942,000 and $780,000 for 1997, 1996 and 1995,
respectively.

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

    Minimum annual rentals for the five years subsequent to 1997 and in the aggregate thereafter are as follows:

Year Ending                                                                          Capital
December 31,                                                                         Leases      Operating Leases
--------------------------------------------------------------------------------  -------------  ----------------
1998............................................................................   $   808,008     $  1,640,355
1999............................................................................       506,338        1,533,523
2000............................................................................        97,489        1,460,057
2001............................................................................        17,475        1,139,327
2002............................................................................       --               671,730
Thereafter......................................................................       --               322,416
                                                                                  -------------  ----------------
Total minimum lease payments....................................................     1,429,310     $  6,767,408
                                                                                                 ----------------
                                                                                                 ----------------
Less interest portion at rates of 10.2% to 25.9%................................      (242,490)
                                                                                  -------------
Present value of net minimum lease payments, capital leases.....................     1,186,820
Less portion due within one year................................................      (638,200)
                                                                                  -------------
Long-term portion...............................................................   $   548,620
                                                                                  -------------
                                                                                  -------------

5. Shareholders' Equity (Deficit)

    Common Stock. In 1997, the Board of Directors and the shareholders approved an amendment to the Restated Articles of Incorporation to decrease the number of authorized shares of common stock from 490,000,000 to 50,000,000.

    Common Stock Options and Warrants. The Company has a Stock Incentive Plan (the "Plan"), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 1997, 1,900,000 shares of common stock were reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees of the Company.

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

    The Company has elected to continue to account for stock options according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan in the financial statements. If compensation cost on stock options granted in 1997, 1996 and 1995 under this plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

                                                                             1997          1996          1995
                                                                         ------------  ------------  -------------
Net income (loss), as reported.........................................  $  1,432,242  $  1,166,488  $  (1,724,067)
Diluted earnings (loss) per share, as reported.........................          0.13          0.12          (0.31)

Net income (loss), pro forma...........................................     1,047,715       944,333     (1,847,175)
Diluted earnings (loss) per share, pro forma...........................          0.10          0.10          (0.33)

    The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0 for all years; risk-free interest rates of 5.7, 6.3 and 6.2 percent; expected volatility of 55.3, 46.5 and 46.5 percent; and expected life of 4.0 for all years.

    A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996 and changes during the years ending on those dates is presented below. The plan was initiated in 1995.

                                                                       1997                         1996
                                                            ---------------------------  ---------------------------
                                                                           Weighted-                    Weighted-
                                                                            Average                      Average
                                                              Shares    Exercise Price     Shares    Exercise Price
                                                            ----------  ---------------  ----------  ---------------
Outstanding at beginning of year..........................   1,291,476     $    8.55      1,103,029     $    8.05
Granted...................................................     262,407          8.57        189,138         11.48
Exercised.................................................     (71,426)         8.05              0          0.00
Forfeited.................................................     (28,266)         8.40           (691)         8.05
                                                            ----------         -----     ----------         -----
Outstanding at end of year................................   1,454,191     $    8.58      1,291,476     $    8.55
                                                            ----------         -----     ----------         -----
                                                            ----------         -----     ----------         -----
Options exercisable at year-end...........................   1,183,195                      949,704
Weighted-average fair value of options granted during the
  year....................................................  $     3.15                   $     5.09

    The following table summarizes information about stock options outstanding and exercisable under the Company Plan at December 31, 1997:

                                     Outstanding                                 Exercisable
                ------------------------------------------------------  -----------------------------
   Range of       Number       Weighted-Average                           Number
   Exercise         of             Remaining         Weighted-Average       of      Weighted-Average
    Prices       Options    Contractual Life (yrs)    Exercise Price     Options     Exercise Price
--------------  ----------  -----------------------  -----------------  ----------  -----------------
$8.05 -  8.05    1,092,429              7.62             $    8.05       1,059,687      $    8.05
$8.38 - 13.38      361,762              9.40             $   10.19         123,508      $   10.88
-------------   ----------               ---                ------      ----------         ------
$8.05 - 13.38    1,454,191              8.07             $    8.58       1,183,195      $    8.35
-------------   ----------               ---                ------      ----------         ------
-------------   ----------               ---                ------      ----------         ------

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

At December 31, 1997 and 1996, there were outstanding warrants to purchase 114,271 and 352,800 shares of common stock, respectively. The warrants were fully exercisable at prices ranging from $2.31 to $8.05 per share, and expire on various dates through February 1998. At December 31, 1997 and 1996, there were outstanding options to purchase 85,710 shares of common stock. These options were issued prior to the adoption of the Plan, are fully exercisable at a price of $2.31 per share, and expire on January 1, 2000.

6.   Related Parties

During 1995 and 1996, the Company entered into various capital lease arrangements for furniture, fixtures and equipment with a company owned by a shareholder (non-officer/director) of the Company. Minimum capital lease obligations to this related party totaled $740,332, $971,014 and $1,024,380 at December 31, 1997, 1996 and 1995, respectively.

7.   Other Income (Expense)

Included in other income (expense) are certain items which do not relate directly to current ongoing business activity. Included in this classification for the year ended December 31, 1997 are expenses of $141,898 related to estimated litigation settlement costs and losses on asset dispositions, and interest income of $569,456. For the year ended
December 31, 1996, other expense consisted primarily of estimated litigation settlement expenses of $280,323; loss on asset dispositions of $151,094; and interest income of $287,542. For the year ended December 31, 1995, other income consisted primarily of interest income of $47,918; litigation settlement expense of $24,000; and gain of approximately $98,904, resulting from settlement of a dispute with a vendor.

8.   Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

                                                       December 31,
                                       ----------------------------------------
                                            1997           1996         1995
                                       ------------   -------------   ---------
Current:
     Federal.......................    $    12,400    $    33,000     $      -
     State.........................         12,607         41,123            -
                                       ------------   -------------   --------
                                            25,007         74,123            -
                                       ------------   -------------   --------
Deferred:
     Federal.......................        (12,400)       (33,000)           -
     State.........................              -              -            -
                                       ------------   -------------   --------
                                           (12,400)       (33,000)           -
                                       ------------   -------------   --------
Total tax expense                      $    12,607    $    41,123    $       -
                                       ------------   -------------   --------
                                       ------------   -------------   --------

During the year ended December 31, 1995, the Company experienced net operating losses and did not recognize income tax expense.

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------


At December 31, the significant components of deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                 -----------------------------
                                                      1997            1996
                                                 -------------   -------------
Deferred tax liability:
    Tax depreciation in excess of book           $   1,041,930   $     632,327
                                                 -------------   -------------
Deferred tax asset:
    Net operating loss carryforwards             $   5,986,505   $   6,103,493
    Expenses not currently deductible                  179,081         223,759
    Tax credit carryforwards                            61,026          48,626
                                                 -------------   -------------

    Gross deferred tax assets                        6,226,612       6,375,878
    Less valuation allowance                        (5,139,282)     (5,710,551)
                                                 -------------   -------------

    Deferred tax assets                              1,087,330         665,327
                                                 -------------   -------------

    Net deferred tax asset                       $      45,400   $      33,000
                                                 -------------   -------------
                                                 -------------   -------------


During 1997 and 1996, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1997, the Company had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the years ended December 31 is as follows:

                                                   December 31,
                                    ------------------------------------------
                                        1997           1996           1995
                                    ------------   -------------  ------------

Federal statutory rate..........           35.0%           35.0%             -
State income taxes,
  net of federal benefit........            2.6%            5.0%             -
Valuation allowance.............          (39.5)%         (39.4)%            -
Other...........................            2.8%            2.8%             -
                                    ------------   -------------  ------------

Effective tax rate..............            0.9%            3.4%             -
                                    ------------   -------------  ------------
                                    ------------   -------------  ------------

9.   Earnings Per Share

Effective for the year beginning January 1, 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share, and accordingly all periods have been restated. The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

Metro One Telecommunications, Inc.

Notes to Financial Statements
-------------------------------------------------------------------------------

The calculation of weighted-average outstanding shares is as follows:

                                                  Average Shares
                                    ------------------------------------------
                                        1997           1996           1995
                                    ------------   -------------  ------------

Basic earnings per share.........     10,820,168       9,152,408     5,562,959
Common stock equivalents.........        140,752         243,454             -
                                    ------------   -------------  ------------

Diluted earnings per share.......     10,960,920       9,395,862     5,562,959
                                    ------------   -------------  ------------
                                    ------------   -------------  ------------

10.  Potential Rescission Liability

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

The rescission offer closed in July 1995. As a result of the rescission offer, the sales of 135,414 shares of common stock were rescinded and such shares were purchased by the Company for approximately $738,660, including interest of approximately $124,900. Management is unaware of any potential rescission claims and believes that there is no material liability to the Company from rescission claims.


11.  Benefit Plans

During 1992, the Company established a deferred compensation savings plan for the benefit of its eligible employees. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k). Upon reaching the age of twenty-one, each employee becomes eligible to participate in the savings plan six months following the initial date of employment. The employee must also complete at least 500 hours of service in any twelve-month period. Under the plan, the Company can make discretionary contributions to the plan as approved by the Board of Directors.

Participants' interest in Company contributions to the plan vest over a four-year period. The Company made contributions of approximately $25,396 and $11,065 during 1997 and 1996, respectively. No contributions were made by the Company in 1995.


12.  Statement of Cash Flows

Supplemental disclosure of Cash Flow information:

                                              Year ended December 31,
                                    ------------------------------------------
                                        1997           1996           1995
                                    ------------   -------------  ------------
Equipment acquired by
  capital lease...................  $          -   $     678,877  $  1,066,249
Conversion of debt into
  common stock....................             -       1,400,000     6,910,000
Cash paid for interest expense....       318,418         571,699     1,477,860
Cash paid for income taxes........        50,843          44,123             -
Stock issued in settlement
  of litigation...................       270,000               -             -