Form 10QSB
period 1998-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 1998-05-15
CIK 920990

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                     FORM 10-QSB


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

               [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-27024



                          METRO ONE TELECOMMUNICATIONS, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                        OREGON                                   93-0995165
            (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

 8405 SW NIMBUS AVENUE, BEAVERTON, OREGON                97008
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                   (503) 643-9500
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
  YES  X  NO
      --     --


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 14, 1998: 11,039,947 SHARES, NO PAR VALUE PER SHARE

                          METRO ONE TELECOMMUNICATIONS, INC.


                                INDEX TO FORM 10 - QSB



PART I    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements

          Condensed Statements of Operations (Unaudited)
          for the three months ended March 31, 1998 and 1997              1

          Condensed Balance Sheets as of
          March 31, 1998 (Unaudited) and December 31, 1997                2

          Condensed Statements of Cash Flows (Unaudited)
          for the three months ended March 31, 1998 and 1997              3

          Notes to Condensed Financial Statements                         4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   6


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                8

          Signatures                                                      9

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                   1998           1997
                                               -----------   ------------
Revenues                                       $ 9,044,990   $  4,486,012
                                               -----------   ------------
Costs and expenses:
   Direct operating                              4,792,615      2,433,738
   General and administrative                    4,001,144      2,503,771
                                               -----------   ------------
                                                 8,793,759      4,937,509
                                               -----------   ------------

Income (loss) from operations                      251,231       (451,497)

Other income                                        65,241        159,194
Interest and loan fees                            (101,636)       (98,225)
                                               -----------   ------------

Income (loss) before income taxes                  214,836       (390,528)
Income tax expense                                   5,500              -
                                               -----------   ------------
Net income (loss)                              $   209,336   $   (390,528)
                                               -----------   ------------
                                               -----------   ------------

Income (loss) per common share
   Basic                                              $.02          $(.04)
   Diluted                                            $.02          $(.04)



           The accompanying notes are an integral part of this statement.
                                         1

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS



                                                      MARCH 31,    DECEMBER 31,
                                                     -----------   -----------
                                                         1998          1997
                                                     -----------   -----------
                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                         $ 9,144,238   $ 8,554,301
   Accounts receivable                                 4,516,769     4,628,992
   Prepaid costs and other current assets                697,970       694,025
                                                     -----------   -----------

      Total current assets                            14,358,977    13,877,318

Furniture, fixtures and equipment, net                14,570,162    14,632,340
Other assets                                             632,780       615,737
                                                     -----------   -----------

                                                     $29,561,919   $29,125,395
                                                     -----------   -----------
                                                     -----------   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $ 1,678,829   $ 1,302,372
   Accrued liabilities                                   333,813       991,743
   Accrued payroll and related costs                   1,429,337     1,022,708
   Current portion of capital lease obligations          608,660       638,200
   Current portion of long-term debt                     138,291        78,161
                                                     -----------   -----------

      Total current liabilities                        4,188,930     4,033,184

Capital lease obligations                                416,225       548,620
Long-term debt                                           807,511       867,641
                                                     -----------   -----------

                                                       5,412,666     5,449,445
                                                     -----------   -----------

Commitments and contingencies                                  -             -


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
   authorized, no shares issued or outstanding                 -             -
Common stock, no par value; 50,000,000 shares
   authorized, 11,039,947 and 10,925,676 shares,
   respectively, issued and outstanding               37,778,463    37,514,496
Accumulated deficit                                  (13,629,210)  (13,838,546)
                                                     -----------   -----------

Net shareholders' equity                              24,149,253    23,675,950
                                                     -----------   -----------
                                                     $29,561,919   $29,125,395
                                                     -----------   -----------
                                                     -----------   -----------


            The accompanying notes are an integral part of this statement.
                                          2

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1998          1997
                                                      ----------   -----------
Cash flows from operating activities:
   Net income (loss)                                  $  209,336   $  (390,528)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation and amortization                      864,694       457,231
      Loss on disposal of fixed assets                    22,677                        -
   Changes in certain assets and liabilities:
      Accounts receivable                                112,223       168,468
      Prepaid expenses and other assets                  (46,624)     (231,472)
      Accounts payable, accrued liabilities and
        payroll costs                                    125,156       111,987
                                                      ----------   -----------

        Net cash provided by operating activities      1,287,462       115,686
                                                      ----------   -----------

Cash flows from investing activities:
   Capital expenditures                                 (799,557)   (1,536,949)
                                                      ----------   -----------

        Net cash used in investing activities           (799,557)   (1,536,949)
                                                      ----------   -----------

Cash flows from financing activities:
   Repayment of capital lease obligations               (161,935)     (179,137)
   Proceeds from issuance of common stock upon
      exercise of warrants                               263,967       212,188
                                                      ----------   -----------

        Net cash provided by financing activities        102,032        33,051
                                                      ----------   -----------

Net increase (decrease) in cash and cash equivalents     589,937    (1,388,212)

Cash and cash equivalents, beginning of period         8,554,301    14,136,574
                                                      ----------   -----------

Cash and cash equivalents, end of period              $9,144,238   $12,748,362
                                                      ----------   -----------
                                                      ----------   -----------


            The accompanying notes are an integral part of this statement.
                                          3

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. (the "Company") without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.
The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

RECLASSIFICATION. Certain balances in the 1997 financial statements have been reclassified to conform with 1998 presentation. Such reclassifications have no effect on results of operations or shareholders' equity.

2.   EARNINGS PER SHARE

Effective for the year ending December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share. The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

The calculation of weighted-average outstanding shares is as follows:


                                                THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
                                                     1998           1997
                                                  -----------   -----------
Basic earnings per share                           11,013,105    10,756,030
Common stock equivalents                              268,002             -
                                                  -----------   -----------

Diluted earnings per share                         11,281,107    10,756,030
                                                  -----------   -----------
                                                  -----------   -----------


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.

4.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                     1998             1997
                                                  ----------      ---------
Cash paid for interest expense                    $ 104,084       $  91,809
Cash paid for income taxes                            7,575               -
Stock issued in settlement of litigation                  -         270,000


METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


5.   ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected standards for related disclosures about products and services, geographic areas and major customers. The Company believes the adoption of SFAS No. 131 will have no material impact on current disclosures.

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

     Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as increased competition, the expiration of Enhanced Directory Assistance-Registered Trademark- ("EDA") contracts, the rapidly changing telecommunications market, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors.

OVERVIEW

     The Company is a leading provider of EDA for the telecommunications industry and has twelve significant EDA contracts with six different carriers to provide EDA in numerous metropolitan markets. The Company expects to continue to expand its share of the wireless telecommunications directory assistance market by adding customer carriers to the existing national network of call centers and by expanding this network into new geographic markets to serve new and existing carrier customers. The Company anticipates that it will open several new call centers during the remainder of 1998, serving PCS and cellular customers.

     In the first quarter of 1998, the Company discontinued service to Bell Atlantic Mobile in the Baltimore and Philadelphia markets. This contract accounted for approximately 2.4% of the Company's revenues for the first quarter of 1998 and 16.5% of the Company's revenues for the 1997 fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the items of the Company's statements of operations as a percentage of revenues.


                                              Three Months Ended
                                                    March 31,
                                          --------------------------
                                             1998           1997
                                          -----------     ----------
     Revenues                                100.0%         100.0%
     Direct operating costs                   53.0           54.3
     General and administrative costs         44.2           55.8
                                             -----          -----
     Income (loss) from operations             2.8          (10.1)
     Other income                              0.7            3.6
     Interest and loan fees                   (1.1)          (2.2)
                                             -----          -----
     Income (loss) before income taxes         2.4           (8.7)
     Income tax expense                        0.1            0.0
                                             -----          -----
     Net income (loss)                         2.3           (8.7)
                                             -----          -----
                                             -----          -----


COMPARISON OF FIRST QUARTER 1998 TO FIRST QUARTER 1997

     Revenues increased 101.6% to $9.0 million from $4.5 million. Call volume grew to over 14 million calls in the first quarter of 1998 from approximately 7 million calls during the first quarter of 1997. This increase was due primarily to increased call volumes under existing contracts and additional call volumes from new contracts, and was partially offset by a decrease in call volumes resulting from the expiration in the quarter of two contracts to provide EDA services to Bell Atlantic Mobile.

     Direct operating costs increased 96.9% to $4.8 million from $2.4 million. This increase was primarily due to the costs associated with increased call volumes and the cost of operating additional call centers in 1998. As a percentage of revenues, direct operating costs decreased to 53.0% from 54.3%. This decrease was due primarily to operating efficiencies associated with higher call volumes, and was partially offset by increased personnel and data costs associated with the start-up of new call centers.

     General and administrative costs increased 59.8% to $4.0 million from $2.5 million. This increase resulted primarily from the investment in corporate services necessary to support additional call centers. As a percentage of revenues, general and administrative costs decreased to 44.2% from 55.8%. This decreased resulted primarily from operating efficiencies associated with the expansion of the Company's national network of call centers. Depreciation and amortization increased by 89.1% to $865,000 from $457,000 due primarily to equipment purchased for new call centers, upgrades for existing call centers and corporate research and development activities.

     Other income for the three months ended March 31, 1998 was $65,000 and consisted primarily of interest income offset by losses on the disposition of assets. Other income for the three months ended March 31, 1997 was $159,000 and consisted primarily of interest income.

     Interest expense and loan fees increased 3.5% to $102,000 from $98,000. This increase was attributable to the increase in average debt outstanding to $2.0 million from $1.8 million.

     Income tax expense for the three months ended March 31, 1998 was $5,500, for an effective tax rate of approximately 2.6%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. For the three months ended March 31, 1997, the Company experienced a net loss and did not recognize income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of March 31, 1998 the Company had $9.1 million in cash and cash equivalents compared to $8.5 million at December 31, 1997, an increase of $590,000 primarily from cash provided by operations, offset by the use of cash for capital expenditures.

     Working capital was $10.2 million at March 31, 1998, compared to $9.8 million at December 31, 1997. The increase is primarily due to cash provided by operations, offset by the use of cash for capital expenditures.

     The Company has a $3.0 million secured operating line of credit with a commercial bank. The line of credit expires in 1999. Availability under the line of credit is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 0.25 percent and all assets of the Company are pledged to the bank as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company. As of March 31, 1998, the Company had no borrowings against this Credit Facility. The Company also has a credit facility under which the Company may borrow up to $1.0 million to finance purchases of capital equipment. Borrowings bear interest at the prime rate (8.5 percent at March 31, 1998) plus 0.50 percent and are secured by the purchased equipment. As of March 31, 1998, the Company had borrowings of $946,000 against this credit facility. The terms of the loan call for an 18-month "interest only" accumulation period through August 1998 followed by 42 monthly payments of principal plus interest. The

Company believes that current cash and cash equivalents, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1998.

     CASH FLOW FROM OPERATIONS. Net cash from operations for the three months ended March 31, 1998 was $1.3 million, resulting primarily from net income and the effect of noncash depreciation and amortization.

     CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $800,000 and was related primarily to capital expenditures for the upgrade and expansion of existing call centers.

     CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $102,000 for the three months ended March 31, 1998, resulting primarily from the exercise of warrants to purchase 114,271 shares of Common Stock and the receipt of cash proceeds by the Company of $264,000. Cash provided by financing activities was offset by the repayment of capital lease obligations totaling $162,000.

     FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the expansion of existing call centers, the funding of start-up operating losses for newly opened call centers, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing and new call centers. The Company anticipates that its capital expenditures will be approximately $8.0 million to $10.0 million through the end of 1998, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1998.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     27. Financial Data Schedule.

     (b) REPORTS FILED ON FORM 8-K

     There were no reports filed on Form 8-K in the first quarter ended March 31, 1998.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   METRO ONE TELECOMMUNICATIONS, INC.
                                             Registrant


Date:     May 14, 1998



                                   /s/  Stebbins B. Chandor, Jr.
                                   -----------------------------
                                   Stebbins B. Chandor, Jr.
                                   Senior Vice President
                                   Chief Financial Officer



                                   /s/  R. Tod Hutchinson
                                   -----------------------------
                                   R. Tod Hutchinson
                                   Asst. Vice President, Controller
                                   Chief Accounting Officer