Form 10QSB
period 1998-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 1998-08-14
CIK 920990

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549

                                     FORM 10-QSB


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                                    (503) 643-9500
                             (ISSUER'S TELEPHONE NUMBER)



CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X  NO
                                                                --     --


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 14, 1998: 11,040,349 SHARES, NO PAR VALUE PER SHARE

                          METRO ONE TELECOMMUNICATIONS, INC.


                                INDEX TO FORM 10 - QSB


Part I         Financial Information                                    Page No.
------------------------------------                                    --------
Item 1.        Financial Statements

               Condensed Statements of Operations (Unaudited)
               for the three and six months ended June 30, 1998 and 1997   1

               Condensed Balance Sheets as of
               June 30, 1998 (Unaudited) and December 31, 1997             2

               Condensed Statements of Cash Flows (Unaudited)
               for the six months ended June 30, 1998 and 1997             3

               Notes to Condensed Financial Statements                     4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               6


Part II        Other Information
--------------------------------

Item 4.        Submission of Matters to a Vote of Security Holders         9

Item 6.        Exhibits and Reports on Form 8-K                           10

               Signatures                                                 11

METRO ONE TELECOMMUNICATIONS, INC.


CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------


                                                   THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------      ----------------------------------
                                                   1998                1997                1998                1997
                                              --------------      --------------      --------------      --------------
Revenues                                      $   10,922,278      $    5,467,982      $   19,967,268      $    9,953,994
                                              --------------      --------------      --------------      --------------

Costs and expenses:
   Direct operating                                5,525,064           2,696,664          10,317,679           5,130,402
   General and administrative                      4,475,454           2,702,649           8,476,598           5,206,420
                                              --------------      --------------      --------------      --------------
                                                  10,000,518           5,399,313          18,794,277          10,336,822
                                              --------------      --------------      --------------      --------------

Income (loss) from operations                        921,760              68,669           1,172,991            (382,828)

Other income                                          81,315              34,463             146,556             193,657
Interest expense and loan fees                       (78,138)            (86,694)           (179,774)           (184,919)
                                              --------------      --------------      --------------      --------------

Income (loss) before income taxes                    924,937              16,438           1,139,773            (374,090)
Income tax expense                                    24,000                   -              29,500                   -
                                              --------------      --------------      --------------      --------------
Net income (loss)                             $      900,937      $       16,438      $    1,110,273      $     (374,090)
                                              --------------      --------------      --------------      --------------
                                              --------------      --------------      --------------      --------------


Income (loss) per common share
   Basic                                      $          .08      $          .00      $          .10      $         (.03)
   Diluted                                    $          .08      $          .00      $          .10      $         (.03)




            The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          JUNE 30,           DECEMBER 31,
                                                      ----------------    ----------------
                                                           1998                 1997
                                                      ----------------    ----------------
                                                        (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                          $      7,922,456    $      8,554,301
   Accounts receivable                                       5,760,668           4,628,992
   Prepaid costs and other current assets                      697,822             694,025
                                                      ----------------    ----------------

     Total current assets                                   14,380,946          13,877,318

Furniture, fixtures and equipment, net                      15,538,931          14,632,340
Other assets                                                   575,394             615,737
                                                      ----------------    ----------------

                                                      $     30,495,271    $     29,125,395
                                                      ----------------    ----------------
                                                      ----------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $        998,077    $      1,302,372
   Accrued liabilities                                         490,364             991,743
   Accrued payroll and related costs                         1,330,874           1,022,708
   Current portion of capital lease obligations                569,133             638,200
   Current portion of long-term debt                           199,746              78,161
                                                      ----------------    ----------------

     Total current liabilities                               3,588,194           4,033,184

Capital lease obligations                                      307,511             548,620
Long-term debt                                               1,546,056             867,641
                                                      ----------------    ----------------

                                                             5,441,761           5,449,445
                                                      ----------------    ----------------

Commitments and contingencies                                        -                   -


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
   authorized, no shares issued or outstanding                       -                   -
Common stock, no par value; 50,000,000 shares
   authorized, 11,040,349 and 10,925,676 shares,
   respectively, issued and outstanding                     37,781,783          37,514,496
Accumulated deficit                                        (12,728,273)        (13,838,546)
                                                      ----------------    ----------------

Net shareholders' equity                                    25,053,510          23,675,950
                                                      ----------------    ----------------

                                                      $     30,495,271    $     29,125,395
                                                      ----------------    ----------------
                                                      ----------------    ----------------



            The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------------
                                                                      1998                1997
                                                                 ---------------     ---------------
Cash flows from operating activities:
   Net income (loss)                                             $     1,110,273     $      (374,090)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                     1,735,421             976,101
     Loss on disposal of fixed assets                                     21,781              84,692
   Changes in certain assets and liabilities:
     Accounts receivable                                              (1,131,676)           (447,848)
     Prepaid expenses and other assets                                   (17,989)            (45,091)
     Accounts payable and accrued expenses                              (497,508)           (191,640)
                                                                 ---------------     ---------------

       Net cash provided by operating activities                       1,220,302               2,124
                                                                 ---------------     ---------------

Cash flows from investing activities:
   Capital expenditures                                               (2,609,258)         (2,936,302)
                                                                 ---------------     ---------------

       Net cash used in investing activities                          (2,609,258)         (2,936,302)
                                                                 ---------------     ---------------

Cash flows from financing activities:
   Repayment of capital lease obligations                               (310,176)           (356,080)
   Proceeds from issuance of debt                                        800,000                   -
   Proceeds from issuance of common stock upon exercise
    of warrants and options                                              267,287             299,574
                                                                 ---------------     ---------------

       Net cash provided by (used in) financing activities               757,111             (56,506)
                                                                 ---------------     ---------------

Net decrease in cash and cash equivalents                               (631,845)         (2,990,684)

Cash and cash equivalents, beginning of period                         8,554,301          14,136,574
                                                                 ---------------     ---------------

Cash and cash equivalents, end of period                         $     7,922,456     $    11,145,890
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


            The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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


2.   EARNINGS PER SHARE

Effective for the year ended December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share. The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

The calculation of weighted-average outstanding shares is as follows:

                                                        AVERAGE SHARES
                                 ---------------------------------------------------------
                                 THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                 ---------------------------   ---------------------------
                                     1998           1997           1998           1997
                                 ------------   ------------   ------------   ------------
Basic earnings per share           11,040,035     10,789,083     11,027,611     10,722,616
Common stock equivalents              489,906        136,186        393,770              -
                                 ------------   ------------   ------------   ------------

Diluted earnings per share         11,529,941     10,925,269     11,421,381     10,722,616
                                 ------------   ------------   ------------   ------------
                                 ------------   ------------   ------------   ------------

3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  SIX MONTHS ENDED JUNE 30,
                                              --------------------------------
                                                   1998              1997
                                              --------------    --------------
   Cash paid for interest expense             $      171,679   $      174,842
   Cash paid for income taxes                         16,457            1,300
   Stock issued in settlement of litigation                -          270,000

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


5.   LONG-TERM DEBT

On June 24, 1998, the Company entered into an agreement with a commercial bank for a $6.0 million secured operating line of credit. The line of credit expires in 2000. Availability under the line of credit may be subject to borrowing base requirements and requires compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate (8.5 percent at June 30, 1998) and all assets of the Company, other than assets previously pledged under existing lease agreements, are pledged to the bank as collateral. The agreement contains minimum net worth, working capital and profitability requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company without the bank's consent. As of June 30, 1998, the Company had $800,000 in borrowings against this line of credit. The Company also entered into a credit facility under which the Company may borrow up to $2.0 million to finance purchases of capital equipment. Borrowings bear interest at the prime rate plus 0.25 percent and are secured by the purchased equipment. As of June 30, 1998, the Company had no borrowings against this credit facility.

As of June 30, 1998, the Company had $946,000 in borrowings with a commercial bank in order to finance equipment purchases. This borrowing bears interest at the prime rate plus 0.5 percent and is secured by the purchased equipment. The terms of the loan call for an "interest only" accumulation period through August 1998 followed by 42 monthly payments of principal plus interest.


6.   INCOME TAXES

During the quarter, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1997, the Company had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.


7.   ACCOUNTING PRONOUNCEMENT

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


OVERVIEW

     The Company is a leading provider of EDA for the telecommunications industry and has eleven significant EDA contracts with five different carriers to provide EDA in numerous U.S. metropolitan markets. Over the last five quarters the Company's operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 92.6% and 99.7%, respectively, from the second quarter of 1997 to the second quarter of 1998, and profits grew from $16,000 to $901,000. Call volume and revenues increased 93.1% and 100.6%, respectively, from the first six months of 1997 to the first six months of 1998, and profits grew from a loss of $374,000 to a gain of $1.1 million.

     The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding the call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies, and the Company anticipates that it will open several new call centers during the remainder of 1998 and in 1999, serving PCS, cellular and landline customers. With its increasing size, the Company expects that the costs of each new call center will have an increasingly smaller effect on results of operations.

     In the second quarter of 1998, the Company announced that its contract with BellSouth Cellular would not be renewed upon its conclusion in June 1998. This contract accounted for approximately 2.6% of the Company's revenues for the six months ended June 30, 1998, and 3.5% of the Company's revenues for the 1997 fiscal year. The Company also announced that a portion of its contract with Ameritech Cellular related to the Chicago market would not be replaced upon its expiration in July 1998. This portion of the contract accounted for approximately 10.5% of the Company's revenues for the six months ended June 30, 1998, and 15.1% of the Company's revenues for the 1997 fiscal year. In addition, the portion of the contract with Ameritech Cellular related to the Detroit market is not expected to be replaced upon its expiration in November 1998. This portion of the contract accounted for approximately 6.3% of the Company's revenues for the six months ended June 30, 1998, and 8.6% of the Company's revenues for the 1997 fiscal year.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the items of the Company's statements of operations as a percentage of revenues.

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                       ----------------------------  --------------------------
                                           1998          1997            1998          1997
                                       -------------  -------------  ------------  ------------
Revenues                                     100.0%       100.0%           100.0%       100.0%
Direct operating costs                        50.6         49.3             51.6         51.5
General and administrative costs              41.0         49.4             42.5         52.3
                                             -----         -----           -----         -----
Income (loss) from operations                  8.4          1.3              5.9         (3.9)
Other income                                   0.7          0.6              0.7          1.9
Interest and loan fees                        (0.7)        (1.6)            (0.9)        (1.8)
                                             -----         -----           -----         -----
Income (loss) before income taxes              8.4          0.3              5.7         (3.8)
Income tax expense                             0.2          0.0              0.1          0.0
                                             -----         -----           -----         -----
Net income (loss)                              8.2          0.3              5.6         (3.8)
                                             -----         -----           -----         -----
                                             -----         -----           -----         -----

COMPARISON OF SECOND QUARTER OF 1998 TO SECOND QUARTER OF 1997

     Revenues increased 99.7% to $10.9 million from $5.5 million. Call volume grew to over 17 million calls in the second quarter of 1998 from approximately 9 million calls during the second quarter of 1997. This increase was due primarily to increased call volumes under existing contracts, particularly to PCS customers. This increase was partially offset by a decrease in call volumes resulting from the expiration of two contracts.

     Direct operating costs increased 104.9% to $5.5 million from $2.7 million. This increase was primarily due to increased call volumes and the cost of operating additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 50.6% from 49.3%. This increase was due primarily to increased personnel and data costs associated with the start-up of new call centers.

     General and administrative costs increased 65.6% to $4.5 million from $2.7 million. This increase resulted primarily from the investment in corporate services necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 41.0% from 49.4%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's national call center network.

     Depreciation and amortization increased by 67.8% to $871,000 from $519,000 due primarily to equipment purchased for new call centers and upgrades for existing call centers and corporate operations.

     Other income for the three months ended June 30, 1998 was $81,000 and consisted primarily of interest income. Other income for the three months ended June 30, 1997 was $34,000 and consisted primarily of interest income offset by losses upon the disposition of assets.

     Interest expense and loan fees decreased 9.9% to $78,000 from $87,000.
This decrease was attributable to the decrease in the average interest rate paid on outstanding debt.

     Income tax expense for the three months ended June 30, 1998 was $24,000, for an effective tax rate of approximately 2.6%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. For the three months ended June 30, 1997, the Company did not recognize income tax expense as the Company had experienced a year-to-date net loss.


COMPARISON OF THE FIRST SIX MONTHS OF 1998 TO THE FIRST SIX MONTHS OF 1997

     Revenues increased 100.6% to $20.0 million from $10.0 million. Call volume grew to over 31 million calls in the first six months of 1998 from approximately 16 million calls during the first six months of 1997. This increase was due primarily to increased call volumes under existing contracts, particularly to PCS customers. This increase was partially offset by a decrease in call volumes resulting from the expiration of two contracts.

     Direct operating costs increased 101.1% to $10.3 million from $5.1 million. This increase was primarily due to increased call volumes and the cost of operating additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 51.6% from 51.5%. This increase was due primarily to increased personnel associated with the start-up of new call centers.

     General and administrative costs increased 62.8% to $8.5 million from $5.2 million. This increase resulted primarily from the investment in corporate services necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 42.5% from 52.3%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's national call center network.

     Depreciation and amortization increased by 77.8% to $1.7 million from $976,000 due primarily to equipment purchased for new call centers and upgrades for existing call centers and corporate operations.

     Other income for the six months ended June 30, 1998 was $147,000 and consisted primarily of interest income offset by losses upon the disposition of assets. Other income for the six months ended June 30, 1997 was $194,000 and consisted primarily of interest income offset by losses upon the disposition of assets.

     Interest expense and loan fees decreased 2.8% to $180,000 from $185,000. This decrease was attributable to the decrease in the average interest rate paid on outstanding debt.

     Income tax expense for the six months ended June 30, 1998 was $29,500, for an effective tax rate of approximately 2.6%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. For the six months ended June 30, 1997, the Company experienced a net loss and did not recognize income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of June 30, 1998, the Company had $7.9 million in cash and cash equivalents compared to $8.5 million at December 31, 1997, a decrease of $632,000 primarily from acquisition of capital equipment, offset by cash provided by operations and proceeds from the issuance of debt.

     Working capital was $10.8 million at June 30, 1998, compared to $9.8 million at December 31, 1997. The increase is primarily due to cash provided by operations and the issuance of debt, offset by the use of cash for capital expenditures.

     The Company has a $6.0 million secured operating line of credit with a commercial bank. The line of credit expires in 2000. Availability under the line of credit may be subject to borrowing base requirements and requires compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate and all assets of the Company, other than assets previously pledged under existing lease agreements, are pledged to the bank as collateral. The agreement contains minimum net worth, working capital and profitability requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company without the bank's consent. As of June 30, 1998, the Company had $800,000 in borrowings against this line of credit. The Company also has a credit facility under which the Company may borrow up to $2.0 million to finance purchases of capital equipment. Borrowings bear interest at the prime rate (8.5 percent at June 30, 1998) plus 0.25 percent and are secured by the purchased equipment. As of June 30, 1998, the Company had no borrowings against this credit facility.

     As of June 30, 1998, the Company had $946,000 in borrowings with a commercial bank in order to finance equipment purchases. This borrowing bears interest at the prime rate (8.5 percent at June 30, 1998) plus 0.5 percent and is secured by the purchased equipment. The terms of the loan call for an "interest only" accumulation period through August 1998 followed by 42 monthly payments of principal plus interest. The Company believes that current cash and cash equivalents, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1998.

     CASH FLOW FROM OPERATIONS. Net cash from operations for the six months ended June 30, 1998 was $1.2 million, resulting primarily from net income and the effect of noncash depreciation and amortization, offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

     CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $2.6 million for the six months ended June 30, 1998 and was related primarily to capital expenditures for the upgrade and expansion of existing call centers.

     CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $757,000 for the six months ended June 30, 1998, resulting primarily from the issuance of $800,000 of debt plus the exercise of warrants to purchase 114,673 shares of Common Stock and the receipt of cash proceeds by the Company of $267,000. Cash provided by financing activities was offset by the repayment of capital lease obligations totaling $310,000.

     FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the build-out of new call centers, including initial operating expenses, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing call centers. The Company anticipates that its capital expenditures will be approximately an additional $5.0 million to $7.0 million through the end of 1998, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1998.

     YEAR 2000 COMPLIANCE. The Company believes it has identified all significant applications that will require modification to ensure Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by June 30, 1999. In addition, the Company is communicating with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

PART II.       OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 1998, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated April 14, 1998, briefly described below:

     (i) The shareholders were requested to elect the following individuals to the Board of Directors:

               Nominee                           For                Withheld
               -------                           ---                --------
          A. Jean de Grandpre                 7,741,422              10,186
          G. Raymond Doucet                   7,741,922               9,686
          William D. Rutherford               7,740,922              10,686
          Timothy A. Timmins                  7,741,922               9,686
          James M. Usdan                      7,740,922              10,686

          All nominees were elected to the Board of Directors.

     (ii) The shareholders were asked to approve the selection of Deloitte & Touche LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 7,725,297 votes were cast for the proposal, 8,286 votes were against the proposal and 18,025 votes abstained.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     10.5 Loan and Security Agreement between Silicon Valley Bank and the Company dated June 24, 1998

     27.1    Financial data schedule

     (b) REPORTS FILED ON FORM 8-K

     On June 30, 1998, the Company filed the following current report on Form 8-K under Item 5, Other Events:

            Date of Report                           Topic
        ----------------------  ------------------------------------------------
            June 25, 1998             Metro One Telecommunications Comments
                                 on Second Quarter Outlook, Contract Conclusions

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


                                   Metro One Telecommunications, Inc.
                                   ----------------------------------
                                              Registrant


Date:     August 14, 1998



                                   /s/  Stebbins B. Chandor, Jr.
                                   ---------------------------------------
                                   Stebbins B. Chandor, Jr.
                                   Senior Vice President
                                   Chief Financial Officer



                                   /s/  R. Tod Hutchinson
                                   ---------------------------------------
                                   R. Tod Hutchinson
                                   Vice President
                                   Controller