Form 10QSB
period 1998-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 1998-11-16
CIK 920990

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1998

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

Number of shares of common stock outstanding as of November 11, 1998:
11,126,059 shares, no par value per share

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       METRO ONE TELECOMMUNICATIONS, INC.


                             INDEX TO FORM 10 - QSB

                                                                                  Page No.
                                                                                  --------
Part I       Financial Information
----------------------------------

Item 1.      Financial Statements

             Condensed Statements of Operations (Unaudited) for
             the three and nine months ended September 30, 1998 and 1997              1

             Condensed Balance Sheets as of
             September 30, 1998 (Unaudited) and December 31, 1997                     2

             Condensed Statements of Cash Flows (Unaudited) for
             the nine months ended September 30, 1998 and 1997                        3

             Notes to Condensed Financial Statements                                  4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                            6


Part II      Other Information
------------------------------

Item 6.      Exhibits and Reports on Form 8-K                                        10

             Signatures                                                              11

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                              -----------------------------------         ---------------------------------
                                                    1998                1997                   1998                1997
                                              ----------------    ---------------        ---------------    ---------------
Revenues                                      $     11,312,476    $     7,054,748        $    31,279,744    $    17,008,742
                                              ----------------    ---------------        ---------------    ---------------

Costs and expenses:
    Direct operating                                 5,786,388          3,419,412             16,104,067          8,549,814
    General and administrative                       4,622,270          2,952,458             13,098,868          8,158,878
                                              ----------------    ---------------        ---------------    ---------------
                                                    10,408,658          6,371,870             29,202,935         16,708,692
                                              ----------------    ---------------        ---------------    ---------------

Income from operations                                 903,818            682,878              2,076,809            300,050

Other income                                           101,873            138,856                248,429            332,513
Interest expense and loan fees                         (75,097)           (77,405)              (254,871)          (262,324)
                                              ----------------    ---------------        ---------------    ---------------

Income before income taxes                             930,594            744,329              2,070,367            370,239
Income tax expense                                      14,800                  -                 44,300                  -
                                              ----------------    ---------------        ---------------    ---------------
Net income                                    $        915,794    $       744,329        $     2,026,067    $       370,239
                                              ----------------    ---------------        ---------------    ---------------
                                              ----------------    ---------------        ---------------    ---------------

Income per common share
    Basic and diluted                         $            .08     $          .07        $           .18    $           .03

                 The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    1998            1997
                                                                             ------------------  -----------
                                                                                 (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                $        8,247,530  $       8,554,301
    Accounts receivable                                                               5,458,912          4,628,992
    Prepaid costs and other                                                             735,054            694,025
                                                                             ------------------  -----------------

        Total current assets                                                         14,441,496         13,877,318

Furniture, fixtures and equipment, net                                               17,348,580         14,632,340
Other assets                                                                            618,510            615,737
                                                                             ------------------  -----------------

                                                                             $       32,408,586  $      29,125,395
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $        1,892,213  $       1,302,372
    Accrued liabilities                                                               1,007,200            991,743
    Accrued payroll and related costs                                                 1,874,221          1,022,708
    Current portion of capital lease obligations                                        341,789            638,200
    Current portion of long-term debt                                                   240,108             78,161
                                                                             ------------------  -----------------

        Total current liabilities                                                     5,355,531          4,033,184

Capital lease obligations                                                               202,514            548,620
Long-term debt                                                                          683,247            867,641
                                                                             ------------------  -----------------

                                                                                      6,241,292          5,449,445
                                                                             ------------------  -----------------

Commitments and contingencies                                                                 -                  -


Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares
    authorized, no shares issued or outstanding                                               -                  -
Common stock, no par value; 50,000,000 shares
    authorized, 11,126,059 and 10,925,676 shares,
    respectively, issued and outstanding                                             37,979,773         37,514,496
Accumulated deficit                                                                 (11,812,479)       (13,838,546)
                                                                             ------------------  -----------------

Net shareholders' equity                                                             26,167,294         23,675,950
                                                                             ------------------  -----------------

                                                                             $       32,408,586  $      29,125,395
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

                 The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------------
                                                                                             1998                 1997
                                                                                      ------------------  -----------------
Cash flows from operating activities:
    Net income                                                                        $        2,026,067  $         370,239
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                          2,706,011          1,555,820
        Loss on disposal of fixed assets                                                          31,637             84,692
    Changes in certain assets and liabilities:
        Accounts receivable                                                                     (829,920)          (937,584)
        Prepaid expenses and other assets                                                       (126,221)          (177,537)
        Accounts payable and accrued expenses                                                  1,456,811          1,144,198
                                                                                      ------------------  -----------------

           Net cash provided by operating activities                                           5,264,385          2,039,828
                                                                                      ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                                      (5,371,469)        (4,944,546)
                                                                                      ------------------  -----------------

           Net cash used in investing activities                                              (5,371,469)        (4,944,546)
                                                                                      ------------------  -----------------

Cash flows from financing activities:
    Repayment of capital lease obligations                                                      (642,517)          (539,115)
    Repayment of debt                                                                            (22,447)                 -
    Proceeds from issuance of common stock upon exercise
      of warrants and options                                                                    465,277            680,360
                                                                                      ------------------  -----------------

            Net cash provided by (used in) financing activities                                 (199,687)           141,245
                                                                                      ------------------  -----------------

Net decrease in cash and cash equivalents                                                       (306,771)        (2,763,473)

Cash and cash equivalents, beginning of period                                                 8,554,301         14,136,574
                                                                                      ------------------  -----------------

Cash and cash equivalents, end of period                                              $        8,247,530  $      11,373,101
                                                                                      ------------------  -----------------
                                                                                      ------------------  -----------------

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

The calculation of weighted-average outstanding shares is as follows:

                                                                         AVERAGE SHARES
                                             ----------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                             --------------------------------     ---------------------------------
                                                  1998              1997               1998              1997
                                            ----------------  ---------------     ---------------  ----------------
For basic earnings per share                      11,061,777       10,822,233          11,039,124        10,789,337
Common stock equivalents                                   -          142,116             189,917           136,762
                                            ----------------  ---------------     ---------------  ----------------

For diluted earnings per share                    11,061,777       10,964,349          11,229,041        10,926,099
                                            ----------------  ---------------     ---------------  ----------------
                                            ----------------  ---------------     ---------------  ----------------

3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                       -----------------------------------
                                                                            1998                 1997
                                                                       ---------------     ---------------
    Cash paid for interest expense                                     $     245,943       $     250,706
    Cash paid for income taxes                                                55,262               1,300
    Stock issued in settlement of litigation                                           -         270,000

5.   INCOME TAXES

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


6.   ACCOUNTING PRONOUNCEMENT

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

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance-Registered Trademark- ("EDA") contracts, changes in pricing policies by the Company or its competitors, increased competition, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors.

OVERVIEW

         The Company is a leading provider of EDA for the telecommunications industry and has thirteen significant EDA contracts with six different carriers to provide EDA in numerous U.S. metropolitan markets. Over the last six quarters the Company's operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 56.4% and 60.3%, respectively, from the third quarter of 1997 to the third quarter of 1998, and profits grew from $744,000 to $916,000. Call volume and revenues increased 78.2% and 83.9%, respectively, from the first nine months of 1997 to the first nine months of 1998, and profits grew from $370,000 to $2.0 million.

         The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding the call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies, and the Company anticipates that it will open several new call centers during the remainder of 1998 and through 1999 to serve wireless and landline customers. With its increasing size, the Company expects that the costs of each new call center will have an increasingly smaller effect on results of operations.

         During the third quarter of 1998, the Company announced it had signed new agreements to provide its EDA service to subscribers of Central Wireless Partnership, Iowa Wireless Services, L.P. and TeleCorp Communications, Inc, and the Company announced it had expanded its agreement with Sprint PCS to provide service in markets served by Sprint PCS under new licenses. The Company also announced the award of a U.S. patent for the Company's StarBack-Registered Trademark- feature used to enhance its directory assistance service available to callers.

         In the second quarter of 1998, the Company announced that a portion of its contract with Ameritech Cellular related to the Chicago market would not be replaced upon its expiration in July 1998. This portion of the contract accounted for approximately 3.1% and 7.8% of the Company's revenues for the three and nine months ended September 30, 1998, respectively. In addition, the portion of the contract with Ameritech Cellular related to the Detroit market is not expected to be replaced upon its expiration in November 1998. This portion of the contract accounted for approximately 6.3% and 6.2% of the Company's revenues for the three and nine months ended September 30, 1998, respectively.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of operations as a percentage of revenues.

                                               THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                               ----------------------------          ---------------------------
                                                  1998              1997               1998              1997
                                               ----------          ------             -------           ------
Revenues                                          100.0%            100.0%              100.0%           100.0%
Direct operating costs                             51.1              48.4                51.5             50.3
General and administrative costs                   40.9              41.9                41.9             48.0
                                                 ------            ------              ------           ------
Income from operations                              8.0               9.7                 6.6              1.7
Other income                                        0.9               2.0                 0.8              2.0
Interest and loan fees                             (0.7)             (1.1)               (0.8)            (1.5)
                                                 ------            ------              ------           ------
Income before income taxes                          8.2              10.6                 6.6              2.2
Income tax expense                                  0.1               0.0                 0.1              0.0
                                                 ------            ------              ------           ------
Net income                                          8.1              10.6                 6.5              2.2
                                                 ------            ------              ------           ------
                                                 ------            ------              ------           ------

COMPARISON OF THIRD QUARTER OF 1998 TO THIRD QUARTER OF 1997

         Revenues increased 60.3% to $11.3 million from $7.1 million. Call volume grew to over 17 million calls in the third quarter of 1998 from approximately 11 million calls during the third quarter of 1997. This increase was due primarily to increased call volumes under existing contracts. This increase was partially offset by a decrease in call volumes resulting from the expiration of three contracts.

         Direct operating costs increased 69.2% to $5.8 million from $3.4 million. This increase was primarily due to increased call volumes and the cost of operating additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 51.1% from 48.4%. This increase was due primarily to increased personnel and data costs associated with the start-up of new call centers.

         General and administrative costs increased 56.6% to $4.6 million from $3.0 million. This increase resulted primarily from the cost of operating additional call centers in 1998, the investment in corporate services necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 40.9% from 41.9%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's revenue base.

         Depreciation and amortization increased by 67.4% to $971,000 from $580,000 due primarily to the purchase of equipment for new call centers, upgrades for existing call centers and corporate operations, and database amortization.

         Other income for the three months ended September 30, 1998 was $102,000 and consisted primarily of interest income. Other income for the three months ended September 30, 1997 was $139,000 and consisted primarily of interest income.

         Interest expense and loan fees decreased 3.0% to $75,000 from $77,000. This decrease was attributable to the decrease in the average interest rate paid on outstanding debt, offset by the increase in average debt outstanding to $1.5 million from $1.4 million.

         Income tax expense for the three months ended September 30, 1998 was $14,800, for an effective tax rate of approximately 1.6%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. For the three months ended September 30, 1997, the Company did not recognize income tax expense.

COMPARISON OF THE FIRST NINE MONTHS OF 1998 TO THE FIRST NINE MONTHS OF 1997

         Revenues increased 83.9% to $31.3 million from $17.0 million. Call volume grew to over 49 million calls in the first nine months of 1998 from approximately 27 million calls during the first nine months of 1997. This increase was due primarily to increased call volumes under existing contracts. This increase was partially offset by a decrease in call volumes resulting from the expiration of three contracts.

         Direct operating costs increased 88.4% to $16.1 million from $8.5 million. This increase was primarily due to increased call volumes and the cost of operating additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 51.5% from 50.3%. This increase was due primarily to increased personnel associated with the start-up of new call centers and increased data costs.

         General and administrative costs increased 60.6% to $13.1 million from $8.2 million. This increase resulted primarily from the cost of operating additional call centers in 1998, the investment in corporate services necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 41.9% from 48.0%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's revenue base.

         Depreciation and amortization increased by 73.9% to $2.7 million from $1.6 million due primarily to the purchase of equipment for new call centers, upgrades for existing call centers and corporate operations, and database amortization.

         Other income for the nine months ended September 30, 1998 was $248,000 and consisted primarily of interest income offset by losses upon the disposition of assets. Other income for the nine months ended September 30, 1997 was $333,000 and consisted primarily of interest income offset by losses upon the disposition of assets.

         Interest expense and loan fees decreased 2.8% to $255,000 from $262,000. This decrease was attributable to the decrease in the average interest rate paid on outstanding debt, offset by the increase in average debt outstanding to $1.9 million from $1.6 million.

         Income tax expense for the nine months ended September 30, 1998 was $44,300, for an effective tax rate of approximately 2.1%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. For the nine months ended September 30, 1997, the Company did not recognize income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents are recorded at cost which approximates their fair market value. As of September 30, 1998, the Company had $8.2 million in cash and cash equivalents compared to $8.5 million at December 31, 1997, a decrease of $306,000 primarily from the acquisition of capital equipment and the repayment of debt, offset by cash provided by operations and proceeds from the exercise of warrants and options.

         Working capital was $9.1 million at September 30, 1998, compared to $9.8 million at December 31, 1997. This decrease is due primarily to the use of cash for capital expenditures and debt repayment, offset by working capital provided by operations and proceeds from the exercise of warrants and options.

         The Company has a $6.0 million secured operating line of credit with a commercial bank. The line of credit expires in 2000. Availability under the line of credit may be subject to borrowing base requirements and requires compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate and all assets of the Company, other than assets previously pledged under existing lease agreements, are pledged to the bank as collateral. The agreement contains minimum net worth, working capital and profitability requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company without the bank's consent. As of September 30, 1998, the Company had no borrowings against this line of credit. The Company also has a credit facility under which the Company may borrow up to $2.0 million to finance purchases of capital equipment. Borrowings bear interest at the prime rate (8.5 percent at September 30, 1998) plus 0.25 percent and are secured by the purchased equipment. As of September 30, 1998, the Company had no borrowings against this credit facility.

         As of September 30, 1998, the Company had $923,000 in borrowings with a commercial bank in order to finance equipment purchases. This borrowing bears interest at the prime rate plus 0.5 percent and is secured by the purchased equipment. The terms of the loan call for an "interest only" accumulation period through August 1998 followed by 42 monthly payments of principal plus interest.

         The Company believes that current cash and cash equivalents, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1998.

         CASH FLOW FROM OPERATIONS. Net cash from operations for the nine months ended September 30, 1998 was $5.3 million, resulting primarily from net income, the effect of noncash depreciation and amortization and an increase in accounts payable and accrued expenses, offset by an increase in accounts receivable.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $5.4 million for the nine months ended September 30, 1998 and was related primarily to capital expenditures for purchase of equipment for new call centers and the upgrade and expansion of existing call centers.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash used in financing activities was $200,000 for the nine months ended September 30, 1998, resulting from the net repayment of debt obligations totaling $665,000. Cash used in financing activities was offset by the exercise of warrants and options to purchase 200,383 shares of Common Stock and the receipt of cash proceeds by the Company of $465,000.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the build-out of new call centers, including initial operating expenses, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing call centers. The Company anticipates that its capital expenditures will be approximately an additional $2.0 million to $4.0 million through the end of 1998, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1998.

         YEAR 2000 COMPLIANCE. Certain technology hardware and software systems use two-digit fields to score and recognize years, assuming the first two digits of the year are "19" (e.g., the number "98" is recognized as "1998"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999 - so-called "Year 2000" issues. The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). Significant issues are expected to be identified by January of 1999. All phases are expected to be completed prior to July 1999. The Y2K Program includes a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products delivered to customers; and (3) third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems, and the Company believes that systems that are not already Year 2000 ready will be modified, upgraded or replaced. The Company is currently assessing its products, and is working with third party vendors, manufacturers and suppliers to identify and resolve Year 2000 issues. The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although it is not currently anticipated, the inability to complete the Company's Y2K Program on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on future operating results or financial condition.

PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

         27.1     Financial data schedule

         (b)  Reports filed on Form 8-K
              -------------------------

         There were no reports filed on Form 8-K during the quarter ended September 30, 1998.

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


Date:    November 11, 1998



                                         /s/  Stebbins B. Chandor, Jr.
                                         -----------------------------
                                         Stebbins B. Chandor, Jr.
                                         Senior Vice President
                                         Chief Financial Officer



                                         /s/ R. Tod Hutchinson
                                         ------------------------------
                                         R. Tod Hutchinson
                                         Vice President
                                         Controller