Form 10-K405
period 1998-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1999-03-31
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________________ to _____________________

                         Commission File Number 0-27024

                       METRO ONE TELECOMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 Oregon                              93-0995165
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                8405 SW Nimbus Avenue         Beaverton, OR 97008
                     (Address of principal executive offices)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $136,755,977.

         The number of shares outstanding of the registrant's Common Stock, as of March 15, 1999, was 11,371,312.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III of this Report.

                       METRO ONE TELECOMMUNICATIONS, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                       Page No.
                                     PART I

Item 1            Business                                                    3

Item 2            Properties                                                  8

Item 3            Legal Proceedings                                           8

Item 4            Submission of Matters to a Vote                             8
                  of Security Holders

                                     PART II

Item 5            Market for Registrant's Common Equity and                   9
                  Related Stockholder Matters

Item 6            Selected Financial Data                                     9

Item 7            Management's Discussion and Analysis                       10
                  of Financial Condition and Results of Operations

Item 7A           Quantitative and Qualitative Disclosures                   17
                  About Market Risk

Item 8            Financial Statements and Supplementary Data                17

Item 9            Changes In and Disagreements With Accountants              17
                  on Accounting and Financial Disclosure

                                    PART III

Item 10           Directors and Executive Officers of the Registrant         18

Item 11           Executive Compensation                                     18

Item 12           Security Ownership of Certain Beneficial                   18
                  Owners and Management

Item 13           Certain Relationships and Related Transactions             18

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules,                   18
                  and Reports on Form 8-K

                  Signatures                                                 20

                                     PART I


ITEM 1.    BUSINESS.

         Metro One Telecommunications, Inc. (the "Company" or "Metro One") is a leading independent developer and provider of Enhanced Directory Assistance -Registered Trademark-("EDA") for the telecommunications industry. The Company contracts with wireless and other carriers to provide enhanced directory assistance to the carrier's subscribers. In 1989, the Company opened its first call center and began testing and offering EDA services. In 1991, the Company entered into its first contract to provide EDA services to a cellular carrier's subscribers on a charge-per-call basis. The Company operates call centers in many large metropolitan areas. In 1998, the Company handled over 71 million requests for directory assistance on behalf of carriers.

         The Company's EDA provides callers with personalized, easy-to-use directory assistance. The Company's operators provide EDA with a high level of efficient, personalized service. The Company's EDA includes several connectivity and content features in addition to those provided by traditional directory assistance, including call completion, StarBack-Registered Trademark-, categorical search and local event information. Call completion allows a caller to be directly connected with the number requested, thus completing the call without the need for redialing. The Company's StarBack feature enables a subscriber to return to an operator at any time during a call. The Company is developing additional EDA features including a broader array of connectivity features and increased information content. The Company believes that its EDA offers wireless and landline consumers a feature-rich, user-friendly alternative to traditional directory assistance.

         In addition to addressing the needs of the subscribers, the Company believes that its EDA offers telecommunications carriers the opportunity to differentiate their service by providing a high quality, value-added product to subscribers, thereby assisting carriers in meeting heightened competition in the telecommunications industry. The Company's array of connectivity features and content, offered to subscribers in various configurations, allow the carrier to distinguish its services from competitors and establish a separate identity in the marketplace. The Company believes that its EDA also increases carriers' revenues through increased call volumes and, in the case of wireless carriers, billable air time.

         The Company was incorporated in 1989 under the laws of the State of Oregon. The Company's principal executive office is located at 8405 SW Nimbus Avenue, Beaverton, Oregon 97008.


INDUSTRY BACKGROUND

         The telecommunications industry is marked by rapid growth and increased competition as a result of new technologies, a more favorable regulatory environment and, specifically for carriers, an increasingly sophisticated and demanding customer. Telecommunications carriers continue to face increasing competitive pressures arising from the changes in the industry. Because of this increasingly competitive environment, telecommunications carriers are confronted with pressure to differentiate their products and establish brand loyalty. These pressures are particularly acute for wireless and newer landline carriers, such as competitive local exchange carriers ("CLECs"), who seek to increase market penetration of their services and increase revenues while addressing competition from rival carriers and new technologies. As competition increases, these providers often seek to differentiate themselves by incorporating value-added features into their services. Directory assistance is one such feature that allows these carriers to compete more effectively, while increasing usage and subscriber satisfaction.

         Wireless telecommunications has been among the fastest growing segments of the telecommunications industry during the 1990s. This growth stems largely from technological advances that provide customers with affordable, high quality mobile services. According to the Cellular Telecommunications Industry Association ("CTIA"), the number of wireless subscribers at year-end 1998 exceeded 60 million. While this figure represents primarily cellular subscribers, other types of wireless communications technologies, such as Personal Communications Services ("PCS") and specialized mobile radio ("SMR"), compete with cellular and have also experienced rapid growth. Industry experts believe that the wireless telecommunications industry will continue to see rapid growth.

         Wireless subscribers need convenient and practical directory assistance in which they are not hampered by the limited functionality of automated operators or required to write down or memorize phone numbers. Wireless subscribers benefit from EDA in that it can deliver features beyond mere phone listings. Such features include call completion and connectivity, categorical searches, local events and movie listings. In turn, carriers benefit from increased subscriber loyalty and the revenues derived from more frequent usage.


THE DOMESTIC DIRECTORY ASSISTANCE MARKET

         The Company believes that over ten billion directory assistance calls are made annually by consumers and businesses in the United States. The majority of these directory assistance calls are handled by the Regional Bell Operating Companies ("RBOCs") from their incumbent positions as the local telephone carriers. The majority of these local and long distance directory assistance calls are from landline telephone users. The Company has focused on the wireless segment of the market because of its belief that wireless directory assistance represents a significant and rapidly growing segment of the market. This is due to the expected continued growth in the wireless market and the natural attractiveness of delivering directory assistance for wireless users. In addition, the significantly larger landline directory assistance market is beginning to represent improved opportunities for the Company due to that segment's increased competition and need to differentiate its services.

         The wireless telecommunications market is dominated by the cellular and PCS affiliates of the established carriers as well as a few large independents. The Federal Communications Commission ("FCC") initially granted cellular licenses to only two systems (one for non-wireline carriers and one for wireline carriers) in every metropolitan statistical and rural service area. The largest U.S. cellular carriers include AT&T Wireless Services, Inc., GTE Wireless, the cellular affiliates of the RBOCs such as Ameritech Cellular, and several independents including AirTouch Communications Inc. and ALLTEL Corporation. In early 1997, the FCC completed the auction of six PCS licenses in each market area to potential PCS providers. In terms of estimated subscribers, the largest PCS providers include Sprint PCS, AT&T Wireless Services, PrimeCo Personal Communications L.P., Pacific Bell Wireless and Omnipoint Communications. During 1997, the majority of PCS licensees either initiated service or continued the rollout of PCS service started in late 1996. In addition, one specialized mobile radio provider, Nextel Communications, provides wireless communication services utilizing SMR frequencies to customers in major metropolitan areas throughout the U.S.

         Directory assistance services for the cellular carriers were initially provided exclusively by local exchange carriers, many of which were RBOCs. However, because of an increasingly competitive marketplace, carriers have sought ways to differentiate and improve their service, including outsourcing services like directory assistance, in order to focus on their core competencies. Meanwhile, PCS and other new providers also desire to outsource their non-core operations, like directory assistance, and focus on ways to acquire and retain new subscribers. Metro One believes it is well positioned to provide the type of feature rich, easy-to-use and personalized enhanced directory assistance that carriers desire. The Company's operating competencies, derived from the establishment and operation of its national call center network, allow it to provide carriers with a reliable, high-quality directory assistance product that enables carriers operating in multiple markets to offer a consistent EDA product, promoting greater system-wide marketing and brand identification.

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


METRO ONE'S STRATEGY

         Metro One's mission is to be the leading provider of operator-assisted enhanced directory assistance and information services. The key elements of Metro One's strategy for fulfilling that mission are:

         CONTINUOUSLY OFFER VALUE-ADDED PRODUCTS AND FEATURES. Metro One endeavors to define a new standard for directory assistance by delivering solutions that meet the expanding needs of telecommunications consumers. Through continuous expansion of its connectivity features, enrichment of its database and enhancement of its search capabilities, Metro One believes it can attract and retain carriers and set an ever-increasing expectation for value-added enhanced directory assistance.

         EXPAND CALL CENTER NETWORK. Metro One expects to continue to expand its national network of call centers in order to serve existing and new carrier customers, which increasingly demand consistent service across their national networks. Metro One believes its operational competencies and extensive experience developing and maintaining its existing call center network will help the Company to successfully achieve its domestic growth plans. In addition, the Company continues to examine opportunities to leverage its operational competencies and technology in international markets.

         LEVERAGE INFRASTRUCTURE; ACHIEVE GREATER OPERATING EFFICIENCIES. Metro One intends to exploit its national call center network by providing service to additional wireless and landline carriers from existing call centers. By leveraging its established call center network, Metro One expects to achieve greater operating efficiencies. The Company is also developing and implementing software enhancements and adding new hardware to its EDA systems that are intended to increase the productivity of its operators. Coupled with advanced personnel training programs and operator monitoring capabilities, these enhancements are expected to permit the Company to deliver its EDA to carrier subscribers more efficiently while increasing call center profitability.

         PURSUE OPPORTUNITIES TO PROVIDE ADDITIONAL OPERATOR-ASSISTED SERVICES AND OTHER ENHANCED TELECOM SERVICES. Metro One intends to add service offerings which complement its enhanced directory assistance. Such offerings include operator-assisted services, such as concierge services, and additional information services such as point-to-point driving directions. The development and implementation of these services are intended to generate incremental revenue for the Company while raising consumer expectation for operator-assisted information services. In addition, Metro One will continue to explore opportunities to leverage its call center infrastructure by handling complimentary operator-assisted services and to enhance its carrier relationships by offering additional enhanced telecom services.


CUSTOMERS AND MARKETS

         The Company provides its EDA to three of the nation's largest cellular carriers in a portion of their service areas and to three of the largest PCS carriers, in terms of estimated subscribers. The Company has located call centers in eighteen of the top 25 wireless markets (market size based on estimated subscribers). The Company services the top 40 wireless markets from these eighteen call centers. The Company believes that these major metropolitan areas represent its greatest opportunities for future growth. Wireless usage in these markets has attained sufficient levels to provide profitable call volumes, while competition among carriers for these subscribers increases carrier need for features that can differentiate their services. The Company strives to expand relationships with existing carrier customers and to establish relationships with new carrier customers.

         The Company provides substantially all of its EDA services under ten separate contracts that have terms that originally ranged from one to five years. Five of these contracts have terms ending in 1999, one in 2000, one in 2001 and the remainder in 2002 and beyond. Under the EDA contracts, the carrier generally agrees to route all local directory assistance calls to the Company. However, these contracts generally allow the Company to offer EDA services to competing carriers. The Company contractually agrees to staff its EDA operations centers 24 hours a day, seven days a week, 365 days a year, with a sufficient number of operators to perform the contracted services within specified performance requirements.

         The Company offers its services on behalf of the carrier under a brand name selected by that carrier. For example, the Company offers its EDA to AT&T Wireless Services subscribers in various markets as "AT&T Connect." The carrier is generally responsible for all aspects of marketing, including advertising and related costs. Although each carrier establishes its own fee structure with its subscribers, Metro One charges carriers for its service on a per call basis, usually with a set price per call and certain discounts dependent upon call volume levels. The carrier is obligated for the charges regardless of whether it is paid by the subscriber. During 1998, the Company's per-call charges to its carrier customers averaged approximately $0.62.

         The Company typically enters into a contract with a carrier that covers either a large geographic market or a group of geographic markets to be served. For example, the Company is a party to a single contract with Sprint Spectrum L.P., doing business as Sprint PCS. Under the terms of this multi-year agreement, the Company provides its local and nationwide EDA for each Sprint PCS market and potentially for each Sprint PCS affiliate market. As of March 1999, the Company was providing its EDA services from existing call centers for the domestic markets in which Sprint PCS or its participating affiliates have launched PCS service. The additional terms of the agreement do not differ materially from the Company's general EDA contracts except that the Company is required to open additional call centers in major metropolitan areas in 1999 and 2000. Because of the significant capital expenditures required of the Company by the contract, Sprint PCS has agreed to pay, under certain circumstances, a termination fee to the Company in the event that Sprint PCS elects to terminate the agreement at any time after March 2000. The Company is also required, in conjunction with the Sprint PCS contract, to develop and maintain an out-of-band signaling system for each of its call centers.

         In 1998, eight customers accounted for the majority of the Company's $45.1 million in revenues. For the year, the Company's five largest customers, Sprint PCS, AirTouch, AT&T Wireless Services, Pacific Bell Wireless and Ameritech Cellular, accounted for approximately 38, 18, 17, 12 and 11 percent of revenues, respectively. In 1997, eight customers accounted for the majority of the Company's $26.1 million in revenues. For the year, the Company's four largest customers, US West NewVector (which now provides its wireless communications services under the brand name of AirTouch), Ameritech Cellular, Bell Atlantic Mobile and Sprint PCS, accounted for approximately 25, 24, 17 and 16 percent of revenues, respectively.


PRINCIPAL PRODUCT AND PRODUCT FEATURES

         Metro One delivers its EDA using a customized array of hardware and software and the Company's proprietary database search engines. The Company receives incoming calls by means of contractually assigned directory assistance numbers, typically 411 or 555-1212. Calls are answered by the Company's operators, identifying the EDA service using the carrier's brand name. Upon receiving information requests from subscribers, Company operators search the Company's local database utilizing its search engine. The Company's EDA system allows the operator to connect the caller to a party and/or supply the telephone number, address, or other information, including movie listings, local events or businesses of a certain type within a specific locality. The fee to a subscriber for this service is fixed by the carrier and typically ranges from $0.75 to $1.10 plus airtime charges.

         The Company's EDA incorporates connectivity and content features designed to make the telephone easier to use. It includes an automatic call completion feature, as well as connectivity features such as StarBack -Registered Trademark-, NumberBack-Registered Trademark- and AutoBack-Registered Trademark-. The patented StarBack feature allows a caller to return immediately to an operator simply by pressing the star (*) key once on the caller's telephone. The NumberBack feature provides the callers the called number by simply pressing the number (#) key once. AutoBack automatically returns the caller to a live operator upon a busy signal or a "ring-no-answer" and other common situations without pressing a single key. The Company also offers its carrier customers Short Messaging Service, whereby its operators send customized alphanumeric messages on behalf of a caller. In addition to these and other planned connectivity features, the Company's EDA incorporates increased content to provide the consumer with a broader, full-service alternative to traditional directory assistance. The Company's database system, which is derived from a variety of sources, is supplemented by localized information, such as information relating to local events and amenities. This allows the Company to customize a local database to include specialized information at the request of a carrier customer.


OPERATIONS

         The Company maintains call centers in the Los Angeles, New York, Chicago, Miami, Baltimore, San Francisco, Detroit, Philadelphia, Atlanta, Dallas, Seattle, San Diego, Phoenix, Minneapolis, Denver, St. Louis, Sacramento and Portland, Oregon metropolitan areas. Call center premises are leased by the Company and range in size from approximately 4,000 to 15,000 square feet.

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

         Metro One's EDA system incorporates programmable switching equipment, host computers, voice response units and database servers. The Company contracts with value-added resellers to assist in programming its switches and host computer systems. This software enhances its call handling and billing capabilities and provides the basis for the Company's connectivity features. The Company has developed proprietary search engines to access information within its databases and also licenses portions of its systems from various vendors. The Company continues to upgrade its database management system and search engines to increase the speed of information access and to broaden the categorical search capabilities of its operators. The Company believes enhancement of these tools will improve EDA search times, resulting in faster call processing.

         Particularly because the Company's EDA is provided to subscribers on a branded basis, the Company believes that the quality and reliability of its EDA services are important considerations in a carrier's decision to offer the Company's EDA. The Company maintains a national training force that incorporates training personnel in each call center. Training personnel continually monitor, test and evaluate all of the Company's call centers. The Company also monitors call center performance for compliance with contract performance standards and reports this information to carriers on a regular basis. Performance evaluations are also solicited from customers on a regular basis. The Company's systems maintenance and support personnel are accessible on a 24-hour basis through the Company's Network Operations Center.


MARKETING

         The Company markets directly to telecommunications carriers. Sales and technical support personnel are based at the Company's corporate headquarters in Beaverton, Oregon. In addition, the Company's call center managers are a key element in the maintenance and development of carrier relationships.

         The Company's major marketing programs focus on product awareness principally through trade shows, marketing materials, including brochures and videotape presentations and direct contacts with telecommunications carriers. There are several major industry conferences that are important to the Company's marketing program. The Company maintains communications with its existing carrier customers through its quality assurance and customer service programs, which afford the Company the opportunity to receive information regarding evolving carrier needs. The Company also maintains an active program to identify and meet with prospective wireless and landline carrier customers as well as new carriers in emerging technologies.


COMPETITION

         The directory assistance market is characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies. The Company's principal competitors include RBOC-owned or -affiliated carriers or non-RBOC affiliated carriers, including GTE, that provide directory assistance both in and outside their own operating regions. Although the Company believes that none of these competitors offers a form of directory assistance that incorporates all the connectivity and content features of the Company's EDA, these competitors have substantially greater financial, technical and marketing resources than the Company and may be able to do so in the future. The Company also faces competition from independent companies seeking to offer forms of enhanced directory assistance.

         The Company believes that the principal competitive factors in the directory assistance market are quality of product, available features, technological innovation, experience, responsiveness to customers and price. Historically, the Company has sought to distinguish itself from competitors based on the quality of its product, the development of useful features and its experience derived from successfully establishing a national network of call centers. The Company is subject to competitive pressures with respect to the pricing of its product and there can be no assurance that the Company will not experience price or margin pressures in the future. The Company believes, however, that its future growth will depend on its ability to maintain and improve the quality of its product, to develop and successfully introduce new connectivity features and content and to continue to provide superior service.


INTELLECTUAL PROPERTY

         The Company regards certain aspects of its products and their features and processes as proprietary and relies on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect its proprietary rights. The Company holds three United States patents, including one for its StarBack technology and another for its "method of directions delivery" associated with the Company's point-to-point directions service currently in development. The Company has also obtained trademark registration in the United States for its product names "Enhanced Directory Assistance," "StarBack," "AutoBack," "NumberBack" and "SureConnect" and service mark registration for several of its other product feature names. The Company's policy has been to enter into confidentiality agreements with all employees and limit access to its documentation and other information related to its intellectual property.

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


EMPLOYEES

         As of March 15, 1999, the Company had approximately 1,463 employees. None of the Company's employees are subject to a collective bargaining agreement. Management of the Company considers its relationship with its employees to be good.


ITEM 2.    PROPERTIES.

         The Company leases its principal executive and administrative offices at 8405 SW Nimbus Avenue, Beaverton, Oregon, comprising approximately 15,400 square feet, for a remaining term of four years with a renewal option. The Company has entered into an agreement to relocate its principal executive and administrative offices beginning in May 1999. The new facility comprises approximately 35,000 square feet, with a lease term extending through 2009. The Company intends to sublease its existing executive and administrative offices at 8405 SW Nimbus Avenue.

         The Company also leases office facilities for its EDA operations. The Company believes that expansion of its call center network will require the Company to lease additional office facilities for its EDA operations. There are approximately 22 facility leases in effect at March 15, 1999 with remaining terms ranging from one month to five years.

         The Company is not dependent upon any individually leased premises.


ITEM 3.    LEGAL PROCEEDINGS.

         The Company is not aware of any pending legal proceedings other than routine litigation that is incidental to the business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the quarter ended December 31, 1998 to a vote of security holders.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

         The Company's Common Stock trades on The Nasdaq National Market -Registered Trademark-under the symbol "MTON." The high and low sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

              1998                                             HIGH                LOW
              ----                                             ----                ---
              Quarter ended December 31, 1998                $13.63              $6.13
              Quarter ended September 30, 1998                 8.63               4.75
              Quarter ended June 30, 1998                     13.94               7.00
              Quarter ended March 31, 1998                    12.00               7.75
              1997                                             HIGH                LOW
              ----                                             ----                ---
              Quarter ended December 31, 1997                $11.00              $7.00
              Quarter ended September 30, 1997                 9.50               6.50
              Quarter ended June 30, 1997                      8.25               5.25
              Quarter ended March 31, 1997                     9.75               5.63

         The approximate number of shareholders of record as of March 15, 1999 was 223. The Company believes it has approximately 4,656 shareholders including an estimate of shareholders with shares held in street name.

         The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to its Common Stock in the foreseeable future. The Company's existing line of credit agreement prohibits the payment of cash dividends.


ITEM 6.    SELECTED FINANCIAL DATA

                                                                          YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------------
                                                 1998              1997             1996              1995             1994
                                                 ----              ----             ----              ----             ----
                                                                  (In thousands, except per share data)
Operations data:
    Revenues                                  $45,139           $26,090          $17,834           $13,074         $  5,050
    Direct operating costs                     23,107            13,017            8,334             7,157            4,793
    General and administrative costs           18,334            11,702            7,615             5,999            4,268
    Income (loss) from operations               3,698             1,371            1,885               (82)          (4,011)
    Net income (loss)                           3,603             1,432            1,166            (1,724)          (5,035)

    Basic earnings (loss) per share               .33               .13              .13              (.31)           (1.00)
    Diluted earnings (loss) per share             .32               .13              .12              (.31)           (1.00)
    Cash flow from operations                   6,546             3,293            2,912            (2,252)          (4,404)

Balance sheet data:
    Cash and investments                      $ 7,570           $ 8,554          $14,137           $ 1,149         $    310
    Working capital                             8,414             9,844           15,012               151             (351)
    Total assets                               36,311            29,125           24,529             8,716            6,299
    Long-term obligations                         719             1,416            1,168             1,466            6,432
    Shareholders' equity                       28,242            23,676           20,981             3,274          (14,713)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-K relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. For a discussion of such risks, see "Issues and Uncertainties." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance-Registered Trademark-contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and the other factors discussed under the heading "Issues and Uncertainties" in this Item 7.

OVERVIEW

         The Company is a leading independent provider of Enhanced Directory Assistance-Registered Trademark- ("EDA") for the telecommunications industry.

         The Company provides EDA under contracts with original terms ranging from one to five years. Under the EDA contracts, carriers generally agree to route all local directory assistance calls to the Company, bill their subscribers for EDA calls and market the service. These contracts generally permit the Company to offer its EDA services to competing carriers in the same market. Metro One provides EDA to a carrier's subscribers under a brand name designated by the carrier, such as "AT&T Connect." Although each carrier establishes its own EDA fee structure for its subscribers, Metro One charges carriers directly for its service on a per call basis, usually with a set price per call and certain discounts dependent upon call volume levels. The carrier is obligated for the charges regardless of whether it is paid by its subscriber.

         To stimulate increased call volume and to attract and expand customer commitments, the Company's strategy has included price discounts based upon call volumes. Volume-based pricing discounts did not materially affect the Company's average price per call in 1998; however, the Company expects that its average price per call will decrease in 1999 as increasing call volumes trigger volume-based pricing discounts and if the Company enters into additional or new contracts. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers, to extend service to new wireless and landline carriers and to achieve greater operating margins over time.

         The Company has ten significant EDA contracts with six different carriers to provide EDA in numerous metropolitan markets. The Company expects to continue to expand its share of the telecommunications directory assistance market by adding customer carriers to the existing national network of call centers and by expanding this network into new geographic markets to serve new and existing carrier customers. The Company anticipates that it will open between six and ten new call centers by the end of 1999. Based on the Company's historical experience and technical upgrade plans, establishing a call center generally requires an investment of $750,000 to $1,250,000, exclusive of initial operating losses. There can be no assurance, however, that costs associated with establishment of new call centers will be consistent with costs experienced by the Company on a historical basis.

         In the first quarter of 1999, the Company extended its contract with Sprint PCS to provide EDA services to Sprint PCS customers through December 2002. The contract was initially signed in the fourth quarter of 1996 and was expanded in 1998 to include service to markets served by Sprint PCS under new licenses. In conjunction with the introduction of services in new markets by Sprint PCS, the Company expects to open new call centers in several major metropolitan areas in 1999 and 2000.

         In the second quarter of 1997, the Company signed a multi-year contract with AT&T Wireless Services under which regions of AT&T Wireless Services and its affiliates may elect to offer the Company's EDA service to their subscribers. To date, the Company is providing service to AT&T Wireless Services in several metropolitan markets and expects to roll out service to other markets during 1999.

         In the fourth quarter of 1998, the Company extended its relationship with Pacific Bell Wireless into the year 2000. In addition, in 1998 and early 1999, the Company announced several new contracts to provide its EDA service. New customers include 360 Communications (since acquired by ALLTEL Corporation), for which the Company provides service in selected markets. Other new customers include TeleCorp Communications, US Unwired, Triton PCS, Iowa Wireless Services, Central Wireless Partnership and Indus, Inc.

         In the second quarter of 1998, the Company announced that portions of its contract with Ameritech Cellular would not be replaced upon expiration in 1998. The contract accounted for approximately 10.7% of the Company's revenues for the year. In the second quarter of 1998, the Company announced that its contract with BellSouth Cellular would not be replaced upon its expiration in 1998. The contract accounted for approximately 1.2% of the Company's revenues for the year.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated selected items of the Company's statements of operations as a percentage of its revenues.

                                                                     YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                             1998             1997              1996
                                                             ----             ----              ----
            Revenues                                        100.0%           100.0%            100.0%
            Direct operating costs                           51.2             49.9              46.7
            General and administrative costs                 40.6             44.9              42.7
                                                           ------           ------            ------
            Income from operations                            8.2              5.2              10.6
            Other income (expense)                            0.6              1.6              (0.6)
            Interest and loan fees                           (0.6)            (1.3)             (3.2)
                                                           ------           ------            ------
            Income before income taxes                        8.2              5.5               6.8
            Income tax expense                                0.2              0.0               0.3
                                                           ------           ------            ------
            Net income                                        8.0              5.5               6.5
                                                           ------           ------            ------
                                                           ------           ------            ------

            New call centers opened                             2                4                 1
            Call centers in operation                          18               16                12


1998 COMPARED TO 1997

         Revenues increased 73.0% to $45.1 million from $26.1 million. Call volume increased to approximately 71 million calls in 1998 from approximately 42 million calls in 1997. This increase was due primarily to increases in call volumes under existing contracts and additional call volumes from new contracts, offset by decreases in call volume due to the completion of contracts with Ameritech, BellSouth and Bell Atlantic.

         Direct operating costs consist of call center personnel and data costs. These costs increased 77.5% to $23.1 million from $13.0 million. The increase in direct operating costs was due primarily to increased call volumes and the cost of operating several additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 51.2% from 49.9%, as personnel costs increased due to the continuing build-out of the Company's national network of call centers. The costs associated with the start-up of a new call center increase personnel and data costs as a percentage of revenue for a period of time, as the call center launches service and prior to optimal utilization of personnel and data. This increase was partially offset by higher call volumes and the associated operating efficiencies due to improved personnel utilization. The Company anticipates that direct operating costs as a percentage of revenue will increase in 1999 from 1998 levels, reflecting a lower average price per call and continued costs related to the build-out of its national call center network. Additionally, the Company expects that data costs as a percentage of revenue may increase from 1998 levels as the Company continues to seek additional data for enhancement of its directory assistance listings and information and for new markets that it serves.

         General and administrative costs increased 56.7% to $18.3 million from $11.7 million. This increase in costs was due primarily to the support of increased operational activity overall and the costs associated with the opening of several additional call centers in 1998. As a percentage of revenues, general and administrative costs decreased to 40.6% from 44.9%. This decrease resulted primarily from the decreasing investment in corporate services necessary to support additional call centers. The Company anticipates that general and administrative costs may decrease from 1998 levels as a percentage of revenue, as less incremental investment in corporate services should be necessary to support the continued build-out of the national network of call centers. Depreciation and amortization increased by 66.8% to $3.8 million from $2.3 million due primarily to equipment purchased for new call centers and upgrades for existing call centers and corporate research and development activities.

         Other income for the year ended December 31, 1998 was $289,000, and consisted of interest income of $365,000, offset primarily by asset valuation losses of $73,000 related to equipment taken out of service during the year. Other income for the year ended December 31, 1997 was $408,000 and consisted of interest income of $569,000, offset primarily by expenses of $142,000 related to estimated litigation settlement costs and asset valuation losses for assets taken out of service during the year.

         Interest expense and loan fees declined 7.5% to $309,000 from $334,000. This decline was attributable solely to lower interest rates. Monthly average debt outstanding increased to $1.7 million from $1.6 million.

         Income tax expense for the year ended December 31, 1998 was $75,000, for an effective tax rate of approximately 2.1%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. Income tax expense for the year ended December 31, 1997 was $13,000, for an effective tax rate of approximately 0.9%. This rate differs from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.


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

         Income tax expense for the year ended December 31, 1997 was $13,000, for an effective tax rate of approximately 0.9%. This rate differed from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. Income tax expense for the year ended December 31, 1996 was $41,000, for an effective tax rate of approximately 3.4%. This rate also differed from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.


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

         General and administrative costs increased 26.9% to $7.6 million from $6.0 million. This increase in costs was due primarily to the support of increased operational activity overall and costs associated with the operation of an additional call center during 1996. As a percentage of revenues, general and administrative costs declined to 42.7% from 45.6%. This decline resulted primarily from the achievement of substantially higher revenues in 1996. Depreciation and amortization increased by 32.7% to $1.3 million from $1.0 million due primarily to equipment upgrades for existing call centers.

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

         Income tax expense for the year ended December 31, 1996 was $41,000, for an effective tax rate of approximately 3.4%. This rate differed from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards. The Company did not provide for income taxes in 1995 due to net operating losses for that year.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to $8.4 million from $9.8 million at December 31, 1998 and 1997, respectively. The Company's current ratio decreased to 2.1:1 from 3.4:1 at December 31, 1998 and 1997, respectively. These decreases were due primarily to costs associated with the continuing build-out of the Company's national network of call centers.

         The Company has a $6.0 million secured operating line of credit with a commercial bank. The line of credit expires in 2000. Availability of funds is subject to borrowing base requirements and compliance with loan covenants. Under the terms of the agreement, outstanding borrowings bear interest at the prime rate plus 0.25 percent and all assets of the Company are pledged to the bank as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends by the Company. As of December 31, 1998, the Company had $1.4 million in borrowings against this line of credit. The Company also has a credit facility under which the Company may borrow up to $2.0 million to finance purchases of capital equipment. Borrowing bears interest at the prime rate plus 0.50 percent and is secured by the purchased equipment. As of December 31, 1998, the Company had no borrowings against this line of credit. In addition, at December 31, 1998 the Company had borrowings of $856,000 against a credit facility under which the Company was able to borrow up to $1.0 million to finance purchases of capital equipment. This borrowing bears interest at the prime rate plus 0.50 percent and is secured by the purchased equipment. The Company believes that current cash and cash equivalents, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1999.

         The Company's cash and cash equivalents and investments are recorded at cost that approximates their fair market value. As of December 31, 1998, the Company had $7.6 million in cash and cash equivalents and investments compared to $8.5 million at December 31, 1997, a decrease of approximately $0.9 million resulting primarily from the continuing build-out of the Company's national network of call centers.

         CASH FLOW FROM OPERATIONS. Net cash from operations for the twelve months ended December 31, 1998 was $6.5 million, resulting primarily from net income and non-cash expense items, such as depreciation and amortization. Net cash from operations for the twelve months ended December 31, 1997 and 1996 was $3.3 million and $2.9 million, respectively, resulting primarily from net income and non-cash expense items, such as depreciation and amortization, for the respective periods.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $9.1 million for 1998 and was related primarily to capital expenditures for new call centers and the upgrade and expansion of existing call centers and purchase of investments.

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

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities for the twelve months ended December 31, 1998 was $1.6 million resulting primarily from $1.4 million in borrowings against the Company's line of credit and the exercise of warrants and options to purchase 262,087 shares of Common Stock resulting in net cash proceeds to the Company of $963,000.

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

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the expansion of existing call centers, the funding of start-up operating losses for newly opened call centers, the purchase of equipment and development of technology for the improvement of existing and new call centers and the payment of principal and interest on indebtedness.

         Under the terms of its contract with Sprint PCS, the Company will be required to open additional call centers in major metropolitan areas in 1999 and 2000. The Company is also required, in conjunction with the Sprint PCS contract, to develop and maintain an out-of-band signaling system for each of its call centers. The Company anticipates that its capital expenditures, including those expenditures related to Sprint PCS, will be approximately $10.0 million to $14.0 million through the end of 1999, resulting primarily from the projected expansion and other planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1999.

         EFFECT OF INFLATION. The effect of inflation was not a material factor affecting the Company's business during the twelve months ended December 31, 1998.

ISSUES AND UNCERTAINTIES

         Metro One does not provide forecasts of future financial performance. While Metro One's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its outlook.

         RAPIDLY CHANGING TELECOMMUNICATIONS MARKET. The telecommunications environment is characterized by rapid change and uncertainty due to merger, acquisition, alliances and introduction of new carrier licensees into the wireless and landline markets. This may result in competitive situations which could unfavorably impact the Company, such as the withdrawal of a customer from a market that the Company serves or increased negotiation leverage for newly affiliated carriers in contract discussions for EDA services.

         EXPIRATION OF EDA AGREEMENTS. The Company has ten significant EDA contracts with six different carriers. Of these contracts, five have terms ending in 1999, one in 2000, one in 2001 and the remainder in 2002 and beyond. Efforts to renew existing and enter into new contracts may face lengthy sales cycles and increased competitive, pricing and service pressures.

         COMPETITION. The Company intends to compete to attract and retain customers principally on the basis of services and features of its EDA, its emphasis on quality and customer care, and price. The Company's ability to compete successfully will also depend, in part, on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in customer preferences, economic conditions and discount pricing strategies by competitors, all of which could adversely affect the Company's business, financial condition and results of operation.

         PRICES. Prices the Company can obtain for its services are subject to the changing telecommunications market, the relative leverage of negotiating parties and the overall competitive landscape. The Company expects that its average price per call will decrease as increasing call volumes trigger volume-based pricing discounts and if the Company enters into additional or new contracts. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers and to extend service to new wireless and landline carriers. There can be no assurance that as existing contracts are renewed, if they are renewed, or as new contracts are entered into, that the contracts will not provide for lower prices than the Company currently experiences. This could have an adverse impact on the business, financial condition and results of operations of the Company.

         NEED FOR EXPANSION. Although the Company has a number of contracts for delivery of its EDA services, there is no assurance that the Company will be successful in expanding its services to a sufficient number of new customers or markets to achieve substantial and sustainable profitability or that it will be able to sustain past growth rates.

         CONCENTRATION OF BUSINESS; LIMITED CUSTOMER BASE. Although the Company seeks to increase the number of its EDA contracts with telecommunications carriers, a small number of companies dominate the telecommunications market, which limit the Company's potential customers and expansion opportunities. Three of the dominant wireless carriers represented approximately 73 percent, 66 percent and 76 percent of the Company's revenue in 1998, 1997 and 1996, respectively. The failure of the Company to maintain a satisfactory relationship with any significant customer could have a material adverse effect on the Company's business, financial condition and results of operation.

         CHANGES IN WIRELESS USAGE BY SUBSCRIBERS. The usage patterns of wireless subscribers are impacted by a number of factors, including pricing, safety concerns, government regulation and various other items. Any factor that causes wireless subscribers to decrease their usage could have an adverse impact on the results of operations of the Company.

         TECHNOLOGY. Telecommunications and the related directory assistance market are characterized by rapid technological change, frequent introductions of new and enhanced products and service, and changing consumer demands. The Company's success will be dependent, in part, upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and improved EDA and other telecommunications services, which may require substantial expenditures. There is no assurance that the Company will be able to do so, that it will have adequate financial resources to undertake such development or that it will not encounter technical or other difficulties that could delay the introduction of its services or enhancements thereof.

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

         YEAR 2000 COMPLIANCE. Certain technology hardware and software systems use two-digit fields to score and recognize years, assuming the first two digits of the year are "19" (e.g., the number "98" is recognized as "1998"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999--so-called "Year 2000" issues. The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). Significant issues are expected to be identified by April 1999. All phases are expected to be completed prior to July 1999. The Y2K Program includes a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products delivered to customers; and (3) third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems, and the Company believes that systems that are not already Year 2000 ready will be modified, upgraded or replaced. The Company is currently assessing its products, and is working with third party vendors, manufacturers and suppliers to identify and resolve Year 2000 issues. The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although it is not currently anticipated, the inability to complete the Company's Y2K Program on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on the Company's business, financial condition and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Substantially all of the Company's liquid investments are invested in money market instruments, and therefore the fair market value of these investments is affected by changes in market interest rates. However, substantially all of the Company's liquid investments mature within six months. As a result, the Company believes that the market risk arising from its holdings of financial instruments is minimal.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See pages F-1 through F-13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting under the caption of "Management."


ITEM 11.   EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting under the caption of "Executive Compensation."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting under the caption of "Principal Shareholders."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting under the caption of "Certain Transactions."


                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS

3.1    Third Restated Articles of Incorporation of Metro One
       Telecommunications, Inc. (5)

3.2    Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1   Form of Enhanced Directory Assistance Agreement (2)

10.2   1994 Stock Incentive Plan (3)

10.3   Consulting Agreement with G. Raymond Doucet, dated December 1, 1996 (6)

10.4 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 (7)


10.5   1995 Employment Agreement with Timothy A. Timmins (7)

10.6   Lease Agreement between and among Petula Associates, Ltd., Koll
       Creekside Associates and the Company (2)

10.7   Enhanced Directory Assistance Agreement between Sprint Spectrum L.P.
       and the Company dated October 23, 1996 (9)

10.8   Amendment to 1994 Stock Incentive Plan (4)

10.9 Loan Modification Agreement between Silicon Valley Bank and the Company dated March 14, 1997 (5)

10.10 Loan and Security Agreement between Silicon Valley Bank and the Company dated June 24, 1998 (8)

10.11  Lease Agreement between and among Murray Scholls, LLC, Gramor
       Development Northwest, Inc. and the Company

10.12  Amendment #1 to Specific Agreement between Sprint Spectrum L.P. and the
       Company dated December 9, 1998 (9)

23.1 Consent of Deloitte & Touche LLP, independent certified public accountants

27.1   Financial Data Schedule

--------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 dated August 22, 1996, File No. 333-05183.

(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-88926-LA.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated January 24, 1997, File No. 333-20387.

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 5, 1998, File No. 333-45643.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1998, Commission No. 0-27024.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1997, Commission No. 0-27024.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated August 20, 1996, Commission No. 0-27024.

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998, Commission No. 0-27024.

(9) Certain portions of Exhibits 10.7 and 10.12 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.


(b) REPORTS FILED ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     METRO ONE TELECOMMUNICATIONS, INC.



                                     By:   /s/ Timothy A. Timmins
                                           ----------------------
                                           Timothy A. Timmins
                                           President and Chief Executive Officer


Date:    March 30, 1999


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Timothy A. Timmins                               President, Chief Executive                  March 30, 1999
----------------------                               Officer and Director
Timothy A. Timmins


/s/ Stebbins B. Chandor, Jr.                         Senior Vice President and                   March 30, 1999
----------------------------                         Chief Financial Officer
Stebbins B. Chandor, Jr.


/s/ R. Tod Hutchinson                                Vice President                              March 30, 1999
---------------------                                Controller
R. Tod Hutchinson


/s/ A. Jean de Grandpre                              Chairman of the Board of Directors          March 30, 1999
-----------------------
A. Jean de Grandpre


/s/ G. Raymond Doucet                                Director                                    March 30, 1999
---------------------
G. Raymond Doucet


/s/ William D. Rutherford                            Director                                    March 30, 1999
-------------------------
William D. Rutherford


/s/ James M. Usdan                                   Director                                    March 30, 1999
------------------
James M. Usdan

Metro One Telecommunications, Inc.



INDEPENDENT AUDITORS REPORT
--------------------------------------------------------------------------------


To The Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Beaverton, Oregon


We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Portland, Oregon
February 15, 1999





      The accompanying notes are an integral part of these statements.
                                     F-1

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


(In thousands, except per share data)                                              YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         1998                1997                1996
                                                                  ------------------  ------------------  -----------------
Revenues                                                          $           45,139  $           26,090  $          17,834
                                                                  ------------------  ------------------  -----------------

Costs and expenses:
    Direct operating                                                          23,107              13,017              8,334
    General and administrative                                                18,334              11,702              7,615
                                                                  ------------------  ------------------  -----------------
                                                                              41,441              24,719             15,949
                                                                  ------------------  ------------------  -----------------

Income from operations                                                         3,698               1,371              1,885

Other income (expense)                                                           289                 408               (109)
Interest and loan fees                                                          (309)               (334)              (569)
                                                                  ------------------  ------------------  -----------------

Income before income taxes                                                     3,678               1,445              1,207
Income tax expense                                                                75                  13                 41
                                                                  ------------------  ------------------  -----------------
Net income                                                        $            3,603  $            1,432  $           1,166
                                                                  ------------------  ------------------  -----------------
                                                                  ------------------  ------------------  -----------------


Income per common share
    Basic                                                         $              .33  $             .13   $             .13
    Diluted                                                       $              .32  $             .13   $             .12





      The accompanying notes are an integral part of these statements.
                                     F-2

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------


(In thousands)                                                                                     DECEMBER 31,
                                                                                      -------------------------------------
                                                                                             1998                1997
                                                                                      ------------------  -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $            6,063  $           8,554
    Short-term investments                                                                         1,507                  -
    Accounts receivable                                                                            7,428              4,629
    Prepaid costs and other current assets                                                           766                694
                                                                                      ------------------  -----------------

        Total current assets                                                                      15,764             13,877

Furniture, fixtures and equipment, net                                                            19,982             14,632
Other assets                                                                                         565                616
                                                                                      ------------------  -----------------

                                                                                      $           36,311  $          29,125
                                                                                      ------------------  -----------------
                                                                                      ------------------  -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            1,501  $           1,302
    Accrued liabilities                                                                            1,992                992
    Accrued payroll and related costs                                                              1,852              1,023
    Line of credit payable                                                                         1,400                  -
    Current portion of capital lease obligations                                                     365                638
    Current portion of long-term debt                                                                240                 78
                                                                                      ------------------  -----------------

        Total current liabilities                                                                  7,350              4,033

Capital lease obligations                                                                            103                548
Long-term debt                                                                                       616                868
                                                                                      ------------------  -----------------

                                                                                                   8,069              5,449
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -


Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,188 and 10,926 shares,
    respectively, issued and outstanding                                                          38,477             37,514
Accumulated deficit                                                                              (10,235)           (13,838)
                                                                                      ------------------  ------------------

Shareholders' equity                                                                              28,242             23,676
                                                                                      ------------------  -----------------

                                                                                      $           36,311  $          29,125
                                                                                      ------------------  -----------------
                                                                                      ------------------  -----------------



      The accompanying notes are an integral part of these statements.
                                     F-3

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


(In thousands)                                                             SHAREHOLDERS' EQUITY
                                               ----------------------------------------------------------------------------
                                                           COMMON STOCK
                                               -------------------------------------     (ACCUMULATED        SHAREHOLDERS'
                                                    SHARES              AMOUNT             DEFICIT)             EQUITY
                                               -----------------  ------------------  ------------------   -----------------
Balances at December 31, 1995                              7,937  $           19,711  $          (16,436)  $           3,275

Common stock issued in public offering                     1,675              12,515                   -              12,515
Stock options/warrants exercised, net                        819               2,625                   -               2,625
Conversion of long-term debt to common stock                 262               1,400                   -               1,400
Net income                                                     -                   -               1,166               1,166
                                               -----------------  ------------------  ------------------   -----------------

Balances at December 31, 1996                             10,693              36,251             (15,270)             20,981

Stock options/warrants exercised, net                        183                 993                   -                 993
Stock issued for legal settlement                             50                 270                   -                 270
Net income                                                     -                   -               1,432               1,432
                                               -----------------  ------------------  ------------------   -----------------

Balances at December 31, 1997                             10,926              37,514             (13,838)             23,676

Stock options/warrants exercised, net                        262                 963                   -                963
Net income                                                     -                   -               3,603              3,603
                                               -----------------  ------------------  ------------------   ----------------

Balances at December 31, 1998                             11,188  $           38,477  $          (10,235)  $          28,242
                                               -----------------  ------------------  ------------------   -----------------
                                               -----------------  ------------------  ------------------   -----------------





      The accompanying notes are an integral part of these statements.
                                     F-4

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


(In thousands)                                                                     YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         1998                1997                1996
                                                                  ------------------  ------------------  -----------------
Cash flows from operating activities:
    Net income                                                    $            3,603  $            1,432  $           1,166
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          3,774               2,263              1,322
        Loss on disposal of fixed assets                                          73                  81                151
        Deferred income taxes                                                    (42)                (12)               (33)
    Changes in certain assets and liabilities:
        Accounts receivable                                                   (2,799)             (1,906)              (105)
        Prepaid expenses and other assets                                        (91)               (238)               (73)
        Accounts payable, accrued liabilities and payroll costs                2,028               1,673                484
                                                                  ------------------  ------------------  -----------------

           Net cash provided by operating activities                           6,546               3,293              2,912
                                                                  ------------------  ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                      (9,085)            (10,096)            (3,408)
    Purchase of short-term investments                                        (1,507)                  -                  -
                                                                  ------------------  ------------------  -----------------

           Net cash used in investing activities                             (10,592)            (10,096)            (3,408)
                                                                  ------------------  ------------------  -----------------

Cash flows from financing activities:
    Net proceeds from line of credit                                           1,400                   -                  -
    Proceeds from issuance of debt                                                 -                 946              1,121
    Repayment of debt                                                            (90)                  -             (1,867)
    Repayment of capital lease obligations                                      (718)               (719)              (910)
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                              963                 993              2,625
    Proceeds from initial public offering of common
      stock, net of expenses                                                       -                   -             12,515
                                                                  ------------------  ------------------  -----------------

           Net cash provided by financing activities                           1,555               1,220             13,484
                                                                  ------------------  ------------------  -----------------

Net increase (decrease) in cash and cash equivalents                          (2,491)             (5,583)            12,988

Cash and cash equivalents, beginning of year                                   8,554              14,137              1,149
                                                                  ------------------  ------------------  -----------------

Cash and cash equivalents, end of year                            $            6,063  $            8,554  $          14,137
                                                                  ------------------  ------------------  -----------------
                                                                  ------------------  ------------------  -----------------





      The accompanying notes are an integral part of these statements.
                                     F-5

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (IN 000'S, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. The Company provides enhanced directory assistance services to telecommunications carriers and their customers. Revenues are derived principally through fees charged to telecommunications carriers. The Company operates call centers located in many metropolitan areas throughout the United States.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash deposits in banks and highly liquid investments with original maturity dates of three months or less.

SHORT-TERM INVESTMENTS. Short-term investments include highly liquid investments such as money market instruments with original maturity dates of three months to one year. The Company classifies its investments as "held-to-maturity" and accordingly recorded these investments at cost, which approximates fair value.

REVENUE RECOGNITION. Under existing contracts with telecommunications carriers, the Company records revenue for the number of calls processed. Revenue is recognized as services are provided.

MAJOR CUSTOMERS. In each of the three years ended in 1998, 1997 and 1996, twelve customers accounted for substantially all revenue reported and the accounts receivable balance at December 31. The Company's five largest customers accounted for approximately 38%, 18%, 17%, 12% and 11%, respectively, of revenue in 1998. The Company's four largest customers accounted for approximately 25%, 24%, 17% and 16%, respectively, of revenue in 1997. The Company's three largest customers accounted for approximately 28%, 26% and 22%, respectively, of revenue in 1996. Historically, the Company has not incurred significant losses related to its accounts receivable and accordingly, no allowance for uncollectible accounts has been provided.

FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenses for repairs and maintenance are expensed as incurred. Capital lease assets were $1,323 and $2,792 at December 31, 1998 and 1997, respectively. Accumulated amortization for capital leases is included in accumulated depreciation. In the event that facts and circumstances indicate that the cost of furniture, fixtures and equipment may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

PATENTS AND TRADEMARKS. Patents, patents pending and trademarks are included in other assets and are carried at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets of five to ten years. In the event that facts and circumstances indicate that the cost of patents or trademarks may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and line of credit payable approximate fair value due to the short-term maturities of these assets and liabilities.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year. Actual results could differ from those estimates.

COMMITMENTS AND CONTINGENCIES. The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

RECLASSIFICATION. Certain balances in the 1996 and 1997 financial statements have been reclassified to conform with 1998 presentations. Such reclassifications had no effect on results of operations or accumulated deficit.

2.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment by major classification are summarized as follows:


                                                                                  DECEMBER 31,
                                                                     -------------------------------------
                                                                            1998                1997
                                                                     ------------------  -----------------
Equipment                                                            $           22,824  $          16,409
Furniture and fixtures                                                            3,536              2,403
Leasehold improvements                                                            1,634                912
                                                                     ------------------  -----------------
                                                                                 27,994             19,724

Accumulated depreciation and amortization                                        (8,012)            (5,092)
                                                                     ------------------  -----------------

                                                                     $           19,982  $          14,632
                                                                     ------------------  -----------------
                                                                     ------------------  -----------------

3.   LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                  DECEMBER 31,
                                                                     -------------------------------------
                                                                            1998                1997
                                                                     ------------------  -----------------
Secured Term Loan                                                    $              856  $             946
Current portion                                                                    (240)               (78)
                                                                     ------------------  -----------------

Long-term debt                                                       $              616  $             868
                                                                     ------------------  -----------------
                                                                     ------------------  -----------------

SECURED TERM LOAN. In 1997, the Company entered into a $1,000 Secured Term Loan agreement with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate (7.75 percent at December 31, 1998) plus
0.5 percent and all assets of the Company are pledged as collateral. The terms of the loan call for an 18-month interest only accumulation period through August 1998 followed by 42 monthly payments of approximately $27 for principal and interest. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. This loan bears an interest rate that approximates current market rates; thus, the recorded value of this loan is considered to be at fair value.

LINES OF CREDIT. At December 31, 1998, the Company had in place a $6,000 Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bear interest at prime rate plus 0.25 percent and all assets of the Company are pledged as collateral. The agreement contains minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibits the payment of cash dividends. At December 31, 1998, the Company had $1,400 in borrowings against this line of credit. In addition, the Company has a credit facility under which the Company may borrow up to $2,000 to finance purchases of capital equipment. Borrowings bear interest at the prime rate plus 0.50 percent and are secured by the purchased equipment. . At December 31, 1998, the Company had no borrowings against this credit facility.

4.   LEASE OBLIGATIONS

The Company leases operating facilities and equipment under operating leases with unexpired terms of one to ten years. Rental expense for operating leases was approximately $2,091, $1,388 and $942 for 1998, 1997 and 1996, respectively.

Minimum annual rentals for the five years subsequent to 1998 and in the aggregate thereafter are as follows:


                      YEAR ENDING
                     DECEMBER 31,                                  CAPITAL LEASES        OPERATING LEASES
                  ------------------                             ------------------     ------------------
                         1999                                                   422                  2,609
                         2000                                                    98                  2,534
                         2001                                                    17                  2,194
                         2002                                                     -                  1,647
                         2003                                                     -                    988
                      Thereafter                                                  -                  3,254
                                                                 ------------------     ------------------

                  Total minimum lease payments                                  537     $           13,226
                                                                                        ------------------
                                                                                        ------------------
                  Less interest portion at rates
                      of 16.7% to 20.7%                                         (69)
                                                                 ------------------
                  Present value of net minimum
                      lease payments, capital leases                            468
                  Portion due within one year                                  (365)
                                                                 ------------------
                  Long-term portion                              $              103
                                                                 ------------------
                                                                 ------------------

5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. The Company has authorized 10,000,000 shares of preferred stock for issuance. The Company's Board of Directors has the power to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares. No preferred shares are issued or outstanding as of December 31, 1998.

COMMON STOCK OPTIONS AND WARRANTS. The Company has a Stock Incentive Plan (the "Plan"), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 1998, 1,900,000 shares of common stock were reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees of the Company.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted. The option price per share of a non-qualified stock option may be at any price established by the Board of Directors or a committee thereof established for purposes of administering the plan. Options become exercisable at the times and subject to the conditions prescribed by the Board of Directors. Generally, options vest over a period of four years and the term of each option may not exceed ten years. Payment for shares purchased pursuant to options may be made in cash or by delivery of shares of common stock having a market value equal to the exercise price of the options.

The Company has elected to continue to account for stock options according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for this plan in the financial statements. If compensation cost on stock options granted in 1998, 1997 and 1996 under this plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in Statement of Financial Accounting

Standards No. 123, the Company's net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:

                                                               1998                  1997                  1996
                                                               ----                  ----                  ----
Net income, as reported                                          $3,603                $1,432                $1,166
Diluted earnings per share, as reported                            0.32                  0.13                  0.12

Net income, pro forma                                             3,311                 1,048                   944
Diluted earnings per share, pro forma                              0.29                  0.10                  0.10

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0 for all years; risk-free interest rates of 4.5, 5.7 and 6.3 percent; expected volatility of 66.6, 55.3 and 46.5 percent; and expected life of 4.0 for all years.

A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997 and changes during the years ending on those dates is presented below.

                                               1998                           1997                          1996
                                    --------------------------    ---------------------------    --------------------------
                                                    WEIGHTED-                      WEIGHTED-                     WEIGHTED-
                                                     AVERAGE                        AVERAGE                       AVERAGE
                                       SHARES      EXER. PRICE        SHARES      EXER. PRICE       SHARES      EXER. PRICE
                                    -------------  -----------    --------------  -----------    -------------  -----------
Outstanding at
   beginning of year                    1,454,000  $      8.58         1,291,000  $      8.55        1,103,000  $      8.05
Granted                                   407,000        10.07           262,000         8.57          189,000        11.48
Exercised                                 (62,000)        8.07           (71,000)        8.05                0         0.00
Forfeited                                 (34,000)       11.82           (28,000)        8.40           (1,000)        8.05
                                    -------------  -----------    --------------  -----------    -------------  -----------

Outstanding at
   end of year                          1,765,000  $      8.88         1,454,000  $      8.58        1,291,000  $      8.55
                                    -------------  -----------    --------------  -----------    -------------  -----------
                                    -------------  -----------    --------------  -----------    -------------  -----------

Options exercisable at year-end         1,244,000                      1,183,000                       950,000
Weighted-average fair value of
   options granted during the year  $        4.37                 $         3.15                 $        5.09

The following table summarizes information about stock options outstanding and exercisable under the Company Plan at December 31, 1998:

                                                OUTSTANDING                                        EXERCISABLE
                         -------------------------------------------------------    ----------------------------------------
                             NUMBER        WEIGHTED-AVERAGE                             NUMBER
     RANGE OF                  OF              REMAINING        WEIGHTED-AVERAGE          OF              WEIGHTED-AVERAGE
  EXERCISE PRICES            OPTIONS     CONTRACTUAL LIFE (YRS)  EXERCISE PRICE         OPTIONS            EXERCISE PRICE
------------------       -------------------------------------------------------    ----------------------------------------
$     8.05 -  8.05             1,033,000         6.63           $        8.05             1,019,000         $        8.05
$     8.50 - 13.38               732,000         9.20           $       10.06               225,000         $        9.89
------------------       ---------------         ----           -------------       ---------------         -------------
$     8.05 - 13.38             1,765,000         7.69           $        8.88             1,244,000         $        8.38
------------------       ---------------         ----           -------------       ---------------         -------------
------------------       ---------------         ----           -------------       ---------------         -------------

At December 31, 1997, there were outstanding warrants to purchase 114,271 shares of common stock. The warrants were fully exercisable at a price of $2.31 per share, and were exercised on various dates through February 1998. At December 31, 1997, there was an outstanding option to purchase 85,710 shares of common stock. This option was granted prior to the adoption of the Plan, was fully exercisable at a price of $2.31 per share, and was exercised in September
1998.


6.   RELATED PARTIES

The Company has entered into various capital lease arrangements for furniture, fixtures and equipment with a company owned by a shareholder
(non-officer/director) of the Company. These leases bear interest at rates ranging from 16.7% to 20.7% and expire in 2001. Minimum capital lease obligations to this related party totaled $533, $740 and $971 at December 31, 1998, 1997 and 1996, respectively.


7.   OTHER INCOME (EXPENSE)

Included in other income (expense) are certain items that do not relate directly to current ongoing business activity. Included in this classification for the year ended December 31, 1998 are loss on asset dispositions of $73; and interest income of $365. For the year ended December 31, 1997, other income consisted primarily of estimated litigation settlement expenses of $61; loss on asset dispositions of $81; and interest income of $569. For the year ended December 31, 1996, other expense consisted primarily of estimated litigation settlement expenses of $280; loss on asset dispositions of $151; and interest income of $288.


8.     INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

                                                                        DECEMBER 31,
                                                 ---------------------------------------------------------
                                                        1998                1997                1996
                                                 ------------------  ------------------  -----------------
Current:
    Federal                                      $               42  $               12  $              33
    State                                                        75                  13                 41
                                                 ------------------  ------------------  -----------------
                                                                117                  25                 74
                                                 ------------------  ------------------  -----------------
Deferred:
    Federal                                                     (42)                (12)               (33)
    State                                                         -                   -                  -
                                                 ------------------  ------------------  -----------------
                                                                (42)                (12)               (33)
                                                 ------------------  ------------------  -----------------

Total tax expense                                $               75  $               13  $              41
                                                 ------------------  ------------------  -----------------
                                                 ------------------  ------------------  -----------------

At December 31, the significant components of deferred tax assets and liabilities are as follows:

                                                                              DECEMBER 31,
                                                                -------------------------------------
                                                                       1998                1997
                                                                ------------------  -----------------
Deferred tax liability:
    Tax depreciation in excess of book                          $            1,487  $           1,042
                                                                ------------------  -----------------

Deferred tax asset:
    Net operating loss carryforwards                            $            5,102  $           5,986
    Expenses not currently deductible                                          176                179
    Tax credit carryforwards                                                   113                 61
                                                                ------------------  -----------------
    Gross deferred tax assets                                                5,391              6,226
    Valuation allowance                                                     (3,817)            (5,139)
                                                                ------------------  -----------------

    Deferred tax assets                                                      1,574              1,087
                                                                ------------------  -----------------

    Net deferred tax asset                                      $               87  $              45
                                                                ------------------  -----------------
                                                                ------------------  -----------------

During 1998 and 1997, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and the other factors. Given the variability in operating results, the Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1998, the Company had approximately $13.1 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the years ended December 31 is as follows:

                                                                                         DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         1998                1997                1996
                                                                  ------------------  ------------------  -----------------
Federal statutory rate                                                         35.0%               35.0%              35.0%
State income taxes, net of federal benefit                                      3.9%                2.6%               5.0%
Valuation allowance                                                          (36.7)%             (39.5)%            (39.4)%
Other                                                                         (0.1)%                2.8%               2.8%
                                                                  ------------------  ------------------  -----------------

Effective tax rate                                                              2.1%                0.9%               3.4%
                                                                  ------------------  ------------------  -----------------
                                                                  ------------------  ------------------  -----------------


9.     EARNINGS PER SHARE

The Company has adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 established new standards for computing and presenting earnings per share, and accordingly all periods have been restated. The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

The calculation of weighted-average outstanding shares is as follows:

                                                                          AVERAGE SHARES
                                                 ---------------------------------------------------------------
                                                         1998                  1997                  1996
                                                 --------------------   -------------------   -------------------
Basic earnings per share                                       11,063                10,820                 9,152
Common stock equivalents                                          211                   141                   244
                                                 --------------------   -------------------   -------------------

Diluted earnings per share                                     11,274                10,961                 9,396
                                                 --------------------   -------------------   -------------------
                                                 --------------------   -------------------   -------------------


10.    BENEFIT PLANS

The Company has a deferred compensation savings plan for the benefit of its eligible employees. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k). Upon reaching the age of twenty-one, each employee becomes eligible to participate in the savings plan six months following the initial date of employment. The employee must also complete at least 500 hours of service in any twelve-month period. Under the plan, the Company can make discretionary contributions to the plan as approved by the Board of Directors.

Participants' interest in Company contributions to the plan vest over a four-year period. The Company made contributions of approximately $35, $25 and $11 during 1998, 1997 and 1996, respectively.


11.    STATEMENT OF CASH FLOWS

Supplemental disclosure of Cash Flow information:

                                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                              1998                1997                1996
                                                       ------------------  ------------------  -----------------
Cash paid for interest expense                         $              297  $              318  $             572
Cash paid for income taxes                                             95                  51                 44
Equipment acquired by capital lease                                     -                   -                679
Conversion of debt into common stock                                    -                   -              1,400
Stock issued in settlement of litigation                                -                 270                  -


12.    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                         QUARTER ENDED
                                            ----------------------------------------------------------------------
                                                MARCH 31           JUNE 30       SEPTEMBER 30        DECEMBER 31
                                            ----------------   ---------------   ---------------   ---------------
1998
Revenues                                    $          9,045   $        10,922   $        11,313   $        13,859
Direct operating                                       4,793             5,525             5,786             7,003
General and administrative                             4,001             4,476             4,622             5,235
Income from operations                                   251               922               904             1,621
Net income                                               209               901               916             1,577
Basic earnings per share                                 .02               .08               .08               .14
Diluted earnings per share                               .02               .08               .08               .14

1997
Revenues                                    $          4,486   $         5,468   $         7,055   $         9,081
Direct operating                                       2,434             2,697             3,419             4,467
General and administrative                             2,504             2,702             2,953             3,543
Income (loss) from operations                           (452)               69               683             1,071
Net income (loss)                                       (390)               16               744             1,062
Basic earnings per share                                (.04)              .00               .07               .10
Diluted earnings per share                              (.04)              .00               .07               .10