Form 10-K405/A
period 1998-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 1999-04-29
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A


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

                       METRO ONE TELECOMMUNICATIONS, INC.
                         1998 FORM 10-K/A ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                       Page No.
                                     PART I

Item 1            Business                                                    3

Item 2            Properties                                                  8

Item 3            Legal Proceedings                                           8

Item 4            Submission of Matters to a Vote                             8
                  of Security Holders

                                     PART II

Item 5            Market for Registrant's Common Equity and                   9
                  Related Stockholder Matters

Item 6            Selected Financial Data                                     9

Item 7            Management's Discussion and Analysis                       10
                  of Financial Condition and Results of Operations

Item 7A           Quantitative and Qualitative Disclosures                   17
                  About Market Risk

Item 8            Financial Statements and Supplementary Data                17

Item 9            Changes In and Disagreements With Accountants              17
                  on Accounting and Financial Disclosure

                                    PART III

Item 10           Directors and Executive Officers of the Registrant         18

Item 11           Executive Compensation                                     20

Item 12           Security Ownership of Certain Beneficial                   24
                  Owners and Management

Item 13           Certain Relationships and Related Transactions             25

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules,                   26
                  and Reports on Form 8-K

                  Signatures                                                 28

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-K/A relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. For a discussion of such risks, see "Issues and Uncertainties." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The following table sets forth the names of the Company's directors. Also set forth is certain other information with respect to each such person's age at March 15, 1999, the periods during which he has served as a director of the Company, the expiration of his term as a director, positions currently held with the Company and his principal occupation or employment during the last five years.

                                      DIRECTOR      EXPIRATION
NAME                         AGE       SINCE         OF TERM           POSITION WITH THE COMPANY
----                         ---       -----         -------           -------------------------
A. Jean de Grandpre          77         1995           1999       Chairman of the Board of Directors
G. Raymond Doucet            56         1995           1999       Director
William D. Rutherford        60         1995           1999       Director
Timothy A. Timmins           42         1994           1999       President,  Chief Executive  Officer
                                                                  and Director
James M. Usdan               49         1997           1999       Director


     A. JEAN DE GRANDPRE is Chairman of the Board of Directors of the Company and has served as a director since 1995. Mr. de Grandpre is the founding Director and Chairman Emeritus of Bell Canada Enterprises from which he retired in 1989. He has served on the Canadian Advisory Board of BJB International Management since 1993 and the Board of Thera Technologies since 1993. He is a former Director of Bell Canada, Northern Telecom Limited, Chrysler Corporation, Chrysler Canada Ltd., and the International Advisory Board of The Chemical Bank, New York. Mr. de Grandpre is a Life Member of the Canadian Bar Association, Emeritus Member of the Canadian Association of Canadian General Counsel, Member of the Bar of the Province of Quebec and former Chancellor of McGill University. Mr. de Grandpre is a lawyer, appointed Queen's Counsel and a Companion of the Order of Canada, the highest honour granted a private citizen. Mr. de Grandpre is the recipient of the Honourary Associate Award of the Conference Board of Canada and is an inductee into the Canadian Business Hall of Fame.

     G. RAYMOND DOUCET has served as a director of the Company since 1995 and has served as a consultant to the Company since 1994. Mr. Doucet is the President and Chief Executive Officer of TeleZone Corporation, a Toronto-based telecommunications company. He is past President and Chief Executive Officer of Douserv Management Inc., a Montreal-based holding company. From 1984 to 1991, he was the Chairman and Chief Executive Officer of Radcel Communications Inc. which was purchased by Rogers Communications, Inc. Prior to that, he was President of Douserv Group Inc., a company offering consulting, marketing and operational services to the telecommunications industry. From 1965 to 1974, Mr. Doucet was the Director of Technical Services with Bell Canada where he was responsible for the planning and development of transmission and distribution networks. Mr. Doucet serves on the Boards of Directors of Doucet & Associates Consultants Inc., Servco Quebec Inc., TeleZone Inc. and Optel Corporation.

     WILLIAM D. RUTHERFORD has served as a director of the Company since 1995. He is the Principal of Rutherford Investment Management, an investment advisory service. During 1997, Mr. Rutherford was Chief Executive Officer of Fiberboard Asbestos Compensation Trust. From 1995 to 1996, Mr. Rutherford was a principal with Macadam Partners, a Portland-based investment firm. He was formerly the Treasurer of the State of Oregon, where he was responsible for the State's then $14 billion investment program and the state's then $7.5 billion in indebtedness and during which service he was elected Chairman of the Oregon Investment Council. He also served for seven years as a Member of the Oregon House of Representatives. From 1994 to 1995, Mr. Rutherford served as Director of Special Projects for Metallgesellschaft Corp., a multi-billion dollar international trading company. From 1990 through 1993, Mr. Rutherford was President and a director of Societe Generale Touche Remnant Corporation (U.S.), an international asset management company. From 1987 to 1990, Mr. Rutherford was President and Chief Executive Officer of ABD International Management Corporation, an international asset management company. Mr. Rutherford formerly practiced law and served as the Chief Executive Officer of a regional investment firm. A U.S. Army veteran, Mr. Rutherford received a Bachelor of Science in History from the University of Oregon and an LL.B. from Harvard University Law School.

     TIMOTHY A. TIMMINS has served as President and Chief Executive Officer of the Company since 1995 and a director of the Company since 1994. He served as the Company's Executive Vice President and Chief Financial Officer from 1993 to 1995. From 1985 to 1993, Mr. Timmins served in various capacities with the Investment Banking Division of Kemper Securities, Inc. and predecessor firms, ultimately as Senior Vice President. Mr. Timmins is a certified public accountant and holds a Bachelor of Science degree in Business Administration from Portland State University and a Masters degree in Business Administration from the University of Southern California.

     JAMES M. USDAN has served as a director of the Company since 1997. He is the Chief Executive Officer of NextCare Hospitals, Inc., a provider of long-term acute care hospital services. From 1990 to 1998, Mr. Usdan was the President, Chief Executive Officer and a director of RehabCare Group Inc. (NYSE: RHB), a provider of physical therapy, rehabilitation staffing and outsourcing services. Prior to joining RehabCare, Mr. Usdan founded and was President and Chief Executive Officer of American Transitional Care, Inc. from 1987 to 1990, and, from 1986 to 1987, he was Executive Vice President and Chief Operating Officer of Rehab Hospital Services Corporation, the rehabilitation subsidiary of National Medical Enterprises. Mr. Usdan serves on the Board of D & K Healthcare Services, Inc. (Nasdaq: DKWD) a pharmaceutical distribution company, and is an Advisory Board member of Mercantile Bank, the MedStat Group and Maryville College. Mr. Usdan holds a Bachelor of Arts degree from Harvard College.

EXECUTIVE OFFICERS

     The following table sets forth certain information at March 15, 1999 with respect to the executive officers of the Company:

NAME                           AGE        POSITION
Timothy A. Timmins              42        President, Chief Executive Officer and Director
Stebbins B. Chandor, Jr.        39        Senior Vice President, Chief Financial Officer and
                                          Secretary
Gary E. Henry                   42        Senior Vice President - Operations
Karen L. Johnson                49        Senior Vice President - Corporate Development
Hugh Knox                       59        Vice President - Sales and Marketing
R. Tod Hutchinson               35        Vice President - Controller

     Information concerning the principal occupation of Mr. Timmins is set forth under "Directors." Information concerning the principal occupation during the last five years of the executive officers of the Company who are not also directors of the Company is set forth below.

     STEBBINS B. CHANDOR, JR. joined the Company in 1995 and serves as Senior Vice President and Chief Financial Officer. He has served as Secretary of the Company since 1996. From 1985 to 1995, Mr. Chandor served in various corporate finance capacities with BA Securities, Inc., a wholly-owned subsidiary of BankAmerica Corporation, and affiliated or predecessor firms including Bank of America and Continental Bank N.A. Mr. Chandor holds a Bachelor of Science degree in Chemical Engineering from Tufts University and a Masters degree in Business Administration from the University of Southern California.

     GARY E. HENRY joined the Company in 1992 and serves as Senior Vice President - Operations. From 1992 to 1999, he served the Company in a variety of positions, most recently as Senior Vice President - Call Center Operations. Prior to 1992, he was Senior Vice President, Corporate Services Director for Imperial Corporation of America, Inc., a financial institution, with whom he was employed since 1985. Mr. Henry holds a Bachelor of Arts degree in Public Administration from San Diego State University.

     KAREN L. JOHNSON joined the Company in 1993 and since 1998 has served as Vice President - Corporate Development. From 1993 to 1998, she served as Vice President - Controller. From 1989 to 1993, she was Financial Operations Manager for Care Medical Equipment, Inc. and Care Ambulance, Inc. Ms. Johnson is a certified public accountant with a Bachelor of Arts degree from St. Olaf College and she performed post-graduate work in accounting and business administration at Portland State University.

     HUGH KNOX joined the Company in 1998 and serves as Vice President - Sales and Marketing. From 1989 to 1998, Mr. Knox worked as Vice President - Sales and Marketing with ACS Wireless, a developer, manufacturer and distributor of telephone headset equipment to various telecommunications concerns, including the Regional Bell Operating Companies and major long distance telephone companies. Prior to joining ACS Wireless, Mr. Knox served in senior sales and marketing positions with Pacific Bell, Centex Telemanagement and PacTel Connection. Mr. Knox attended San Diego State University.

     R. TOD HUTCHINSON joined the Company in January 1998 and serves as Vice President - Controller. From 1995 to 1998, he was the Chief Financial Officer for various start-up and early stage companies. From 1990 to 1995, he was the Controller and Chief Financial Officer for InterVen Partners, Inc., a regional venture capital firm. From 1987 to 1990, he was an associate with Price Waterhouse, LLP. Mr. Hutchinson is a certified public accountant and holds a Bachelors degree in Finance from the University of Texas at Austin and a Masters degree in Business Administration from the University of Oregon.

Section 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the Company believes that during fiscal 1998 its officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

     The following table sets forth, for the fiscal year ended December 31, 1998, certain summary information concerning compensation of the person serving as the Company's Chief Executive Officer and the four other most highly paid executive officers of the Company whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers").



                            SUMMARY COMPENSATION TABLE
                                                                                          LONG-TERM
                                                              ANNUAL COMPENSATION       COMPENSATION
                                                                                        ------------
                                                                                         SECURITIES
                                                                                         UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR         SALARY        BONUS       OPTIONS/SARS      COMPENSATION
---------------------------                      ----         ------        -----       ------------      ------------
Timothy A. Timmins ..................              1998      $150,026      $150,000           ---               ---
     President, Chief Executive .....              1997       150,026         3,000           ---               ---
     Officer and Director ...........              1996       127,385           ---           ---               ---
Patrick M. Cox  (1) .................              1998      $ 70,451      $ 62,877           ---           $ 72,123 (2)
     Vice President, Technology .....              1997       135,017         2,700           ---               ---
                                                   1996       116,154           ---           ---               ---
Gary E. Henry .......................              1998      $138,220           ---        30,000               ---
     Senior Vice President, .........              1997        98,752           ---        28,570               ---
     Operations .....................              1996        68,997           ---        22,856               ---
Stebbins B. Chandor, Jr .............              1998      $119,954           ---        20,000               ---
     Senior Vice President, Chief ...              1997       110,417           ---           ---               ---
     Financial Officer and Secretary               1996        96,000           ---           ---               ---
Karen L. Johnson ....................              1998      $100,154           ---        20,000               ---
     Senior Vice President, Corporate              1997        88,044           ---        45,712               ---
     Development ....................              1996        69,923           ---        14,285               ---

                                      20

(1)  Mr. Cox resigned effective on June 19, 1998.
(2) These amounts were paid to Mr. Cox pursuant to an agreement with the Company which provides for the payment to Mr. Cox of twelve months compensation through June 19, 1999.


OPTION GRANTS

     During the year ended December 31, 1998, the following Named Executive Officers were granted options to purchase Common Stock pursuant to the Company's 1994 Stock Incentive Plan (the "Plan").



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZED VALUE AT
                                                                                               ASSUMED ANNUAL RATES OF
                                                                                            STOCK PRICE APPRECIATION FOR
                                                   INDIVIDUAL GRANTS                                 OPTION TERM
                                                   -----------------
                                              % OF TOTAL
                                NUMBER OF      OPTIONS/
                               SECURITIES        SARS
                               UNDERLYING     GRANTED TO
                                OPTIONS/       EMPLOYEES     EXERCISE OR
                                  SARS         IN FISCAL      BASE PRICE       EXPIRATION
NAME                             GRANTED         YEAR           ($/SH)           DATE             5%             10%
----                             -------         ----           ------           ----             --             ---
Timothy A. Timmins                 ---            ---            ---             ---             ---             ---
Patrick M. Cox (1)                 ---            ---            ---             ---             ---             ---
Gary E. Henry                    30,000          7.38%          $11.44         12/9/08         $215,837        $546,972
Stebbins B. Chandor, Jr.         20,000          4.92%          $11.44         12/9/08         $143,891        $364,648
Karen L. Johnson                 20,000          4.92%          $11.44         12/9/08         $143,891        $364,648



(1)  Mr. Cox resigned effective on June 19, 1998.

YEAR-END OPTION TABLE

     The following table provides information regarding exercises of options during 1998 and unexercised options held, as of December 31, 1998, by the Named Executive Officers.



                  AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
                                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                    SHARES                         UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON        VALUE       OPTIONS AT YEAR-END                YEAR-END
NAME                               EXERCISE       REALIZED        EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
Timothy A. Timmins                   ---             ---                399,981 / 0                 $2,079,901 / $0
Patrick M. Cox (1)                  25,000         $120,625             174,991 / 0                  $909,953 / $0
Gary E. Henry                        ---             ---              41,427 / 62,855             $152,780 / $156,078
Stebbins B. Chandor, Jr.             ---             ---              58,033 / 33,393             $301,772 / $105,844
Karen L. Johnson                     ---             ---              31,631 / 62,651             $122,751 / $204,863



(1)  Mr. Cox resigned effective on June 19, 1998.

DIRECTORS' COMPENSATION AND OTHER ARRANGEMENTS

     Generally, directors who are not employees of the Company receive $500 plus expenses for each Board meeting attended locally or via telephone and $2,500 plus expenses for each meeting attended in person for which substantial travel is required. Beginning in June 1999, each non-employee director will also be compensated by an annual fee of $7,500. Additionally, after such date, non-employee directors will be compensated at the rate of $250 for each committee meeting attended. Messrs. de Grandpre and Doucet, in 1995, and Mr. Rutherford, in 1996, were granted non-qualified options to purchase 57,140 shares of Common Stock of the Company at a price of $8.05 per share. Such options vest over a four-year period, which vesting has accelerated due to the occurrence of certain events as outlined in the option agreements. Beginning in 1996, Directors who are not employees of the Company are granted non-qualified options to purchase 10,000 shares of Common Stock at the time of recruitment ("Recruitment Grant') and 10,000 shares of Common Stock in October of each year ("Annual Grant"). The non-employee Chairman of the Board on July 31 of each year will also be granted a non-qualified option to purchase 14,285 shares of Common Stock (also, an "Annual Grant"). Annual Grants and Recruitment Grants are vested and exercisable at the time of the grant and have exercise prices equal to the market price on the date of grant. Mr. de Grandpre also receives $2,000 a month for his service as Chairman of the Board.

     The Company entered into a two-year consulting agreement with G. Raymond Doucet, a director, in December 1994. In addition to receiving a consulting fee of $5,000 per month, the Company in 1994 granted Mr. Doucet an option to purchase up to 85,710 shares of its Common Stock at an exercise price of $2.31 per share. The Company entered into a new, two-year consulting agreement with Mr. Doucet in December 1996. In connection with the new agreement, in addition to receiving a consulting fee of $5,000 per month, Mr. Doucet was granted a non-qualified option to purchase 30,000 shares of Common Stock of the Company at a price of $13.38 per share. The option vests upon the occurrence of certain performance milestones relating to the Company entering into long-term EDA Service Contracts with certain entities. As of March 15, 1999, the option had vested to the extent of 10,000 shares. The consulting agreement was renewed for an additional an one-year term in November 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     During the fiscal year ended December 31, 1998, the members of the Compensation Committee were Messrs. de Grandpre, Doucet, Rutherford, and Usdan. There were no employee directors on the Compensation Committee and no Interlocks.

COMPENSATION COMMITTEE REPORT

     Under rules established by the Securities and Exchange Commission (the "SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and the four other most highly compensated executive officers. In fulfillment of this requirement, the Compensation Committee has prepared the following report for inclusion in the Proxy Statement.

     COMPENSATION PHILOSOPHY.   The Compensation Committee of the Board of
Directors, which is responsible for reviewing and evaluating the compensation of the Company's executive officers, approves and recommends to the Board of Directors compensation and award levels for executive officers of the Company. With regard to compensation actions affecting Mr. Timmins, all of the members of the Board of Directors except for Mr. Timmins act as the approving body.

     The executive compensation program of the Company has been designed to:

     - Support a pay for performance policy that is tied to corporate and individual performance;
     - Motivate executive officers to achieve strategic business initiatives and reward them for their achievement;
     - Provide compensation opportunities which are comparable to those offered by similarly-sized telecommunications and technology-based companies; and
     - Align the interest of executives with the long-term interest of shareholders through award opportunities that can result in ownership of Common Stock.

Currently, the executive compensation program is comprised of a base salary and long-term incentive opportunities in the form of stock options, along with benefits offered to all employees of the Company.

     BASE SALARIES.   The base salaries of the Company's executive officers
for 1998 were established effective December, 1998. In establishing those salaries, the Compensation Committee considered information about salaries paid by companies of comparable size in the telecommunications outsourcing industry, individual performance, position, and internal comparability considerations. While all of these factors were considered, the Compensation Committee did not assign specific weights to any of these factors.

     STOCK PLANS.   The long-term, performance-based compensation of
executive officers takes the form of option awards under the Company's 1994 Stock Incentive Plan (the "1994 Plan"), which is designed to align a significant portion of the executive compensation program with long-term shareholder interests. The 1994 Plan permits the granting of several different types of stock-based awards. The Compensation Committee believes that equity-based compensation ensures that the Company's executive officers have a continuing stake in the long-term success of the Company. All options granted by the Company have been granted with an exercise price equal to the market price of the Company's Common Stock on the date of grant and, accordingly, will only have value if the Company's stock price increases. In granting options under the 1994 Plan, the Compensation Committee generally takes into account each executive's responsibilities, relative position in the Company and past grants.

     CHIEF EXECUTIVE OFFICER COMPENSATION.   In 1995, the Company entered
into an employment contract with Mr. Timmins that allows for a base annual compensation and increases based upon achievement of certain corporate goals and upon a formula tied to the profitability of the Company and for employment for a five-year period ending in 2000. The agreement provides for an adjusted base salary for Mr. Timmins of $150,000. The employment agreement provides for annual bonuses up to 100 percent of adjusted base salary for annual earnings per share growth from 8 percent to 30 percent. In developing its recommendations regarding Mr. Timmins' compensation, the Committee considered a number of factors, including analyses of compensation in similarly-sized companies in the telecommunications outsourcing industry, analyses of compensation levels in similar companies in the Company's local geographic area and the Company's improved performance in revenue and net income as compared to the prior year. Mr. Timmins earned bonus payments for 1998 of $150,000.

     The employment agreement also provides for payment to Mr. Timmins of one additional year of adjusted base salary and a pro rata portion of annual bonuses in the event of termination of employment upon death or for reasons other than cause, six months additional adjusted base salary and a pro rata portion of annual bonuses due to disability, or six months additional adjusted base salary and no bonuses if for cause. Under the employment agreement, Mr. Timmins has been granted certain indemnification rights. In addition, the employment agreement prevents Mr. Timmins from competing with the Company or soliciting the employment of other individuals employed by the Company during Mr. Timmins' employment and for a period of one year thereafter. Under the employment agreement, Mr. Timmins may not disclose the Company's confidential information to outsiders during employment and for a period of two years thereafter.

                              COMPENSATION COMMITTEE

                              A. Jean de Grandpre
                              G. Raymond Doucet
                              William D Rutherford
                              James M. Usdan

PERFORMANCE GRAPH

     The following graph compares the cumulative total shareowner return on the Company's Common Stock for the period beginning August 23, 1996, the date the Company's Common Stock began trading on the Nasdaq National Market, and ending December 31, 1998, as compared with the cumulative total return of the Russell 2000 Index and a Peer Group Index. The Peer Group consists of:
Billing Concepts Corp., Boston Communications Group, International Telecommunication Data Systems, Inc., Lightbridge, Inc., Premiere Technologies, Inc., Saville Systems PLC, SCC Communications Corp. and West Teleservices Corp. The total shareowner return for each company in the Peer Group has been weighted according to the company's stock market capitalization. This graph assumes an investment of $100 on August 23, 1996 in each of the company's common stock, the Russell 2000 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

PERFORMANCE GRAPH



                             MTON             RUSSELL           PEER GROUP
                             ----             -------           ----------
       23-Aug-96              100               100                 100
       31-Dec-96             76.8             109.3               110.6
       31-Dec-97             81.7             131.7               138.2
       31-Dec-98            129.3             127.2               102.9



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 1999 with respect to:
 (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Except as otherwise indicated, the Company believes the that persons listed below have sole investment and voting power with respect to the shares of Common Stock owned by them.



                                                                                      SHARES BENEFICIALLY OWNED
                                                                                  ---------------- -----------------
NAMED EXECUTIVE OFFICERS, DIRECTORS AND 5% SHAREHOLDERS (1)                            NUMBER (2)       PERCENT (2)
-----------------------------------------------------------                            ----------       -----------
A. Jean de Grandpre                                                                       194,928               1.7
G. Raymond Doucet                                                                         290,496               2.5
William D. Rutherford                                                                     118,759               1.0
Timothy A. Timmins                                                                        408,910               3.5
James M. Usdan                                                                             30,300                 *
Gary E. Henry                                                                              50,730                 *
Stebbins B. Chandor, Jr.                                                                   68,147                 *
Karen L. Johnson                                                                           40,168                 *

All directors and officers as a group  (10 persons)                                     1,213,374              10.5



--------------------------
*  Less than one percent


(1) The address of each beneficial owner identified is 8405 SW Nimbus Avenue, Beaverton, Oregon 97008.

(2) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission, and includes voting power and investment power with respect to shares. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days from March 15, 1999 are considered outstanding for the purpose of calculating the percentage of Common Stock owned by such person, but not for the purpose of calculating the percentage of Common Stock owned by any other person. The number of shares that are issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of March 15, 1999 is as follows: A. Jean de Grandpre - 129,996 shares; G. Raymond Doucet - 97,140 shares; William D. Rutherford - 87,140 shares; Timothy A. Timmins - 399,981 shares; James M. Usdan - 30,000 shares; Gary E. Henry - 49,730 shares; Stebbins B. Chandor, Jr. - 63,747 shares; Karen L. Johnson - 39,768 shares; and all directors and officers as a group - 908,438 shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 1994, G. Raymond Doucet and A. Jean de Grandpre, both of whom are now directors of the Company, purchased 8% Convertible Secured Notes ("8% Notes") of the Company in the principal amounts of $275,000 and $150,000, respectively, through investment companies controlled by them, as part of a convertible secured note financing of the Company (the "Secured Note Financing"). The 8% Notes beneficially held by Messrs. Doucet and de Grandpre were converted into 119,042 and 64,932 shares of the Common Stock of the Company, respectively, during the fourth quarter of 1995.

     In 1996, the lenders in the Secured Note Financing, including Mr. Doucet and Mr. de Grandpre (the "Lenders"), and the Company entered into a Shareholder Rights Agreement (the "Agreement"), pursuant to which the Company granted to the Lenders certain registration rights with respect to shares of Common Stock of the Company held by the Lenders and a right of first refusal with respect to future sales of Common Stock, preferred stock or other securities issued by the Company. Mr. Doucet exercised this right of first refusal and purchased 16,712 shares in the August 1996 initial public offering of the Company's Common Stock at the initial public offering price of $8.50. The Agreement provides for the termination of this right of first refusal upon the consummation of an underwritten public offering of the Common Stock of the Company in which the Company receives cash proceeds of not less than $10 million based on a per share price of at least $10.50.

     The Company entered into a two-year consulting agreement with Mr. Doucet in 1994 and granted him a five-year option to purchase up to 85,710 shares of its Common Stock at an exercise price of $2.31 per share. The Company entered into a new, two-year consulting agreement with Mr. Doucet in 1996 and in connection with that agreement, the Company granted Mr. Doucet an additional option to purchase up to 30,000 shares of its Common Stock at an exercise price of $13.38. See "Directors' Compensation and Other Arrangements" in Item 11.

     The Company believes that the foregoing transactions were fair to the Company and in its best interests. As a matter of policy, all future transactions between the Company and any of its officers, directors or principal stockholders or their affiliates will continue to be approved by a majority of the Board of Directors and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties, and will continue to be for bona fide business purposes of the Company.

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

10.3   Consulting Agreement with G. Raymond Doucet, dated December 1, 1996 (6)

10.4 Loan and Security Agreement between Silicon Valley Bank and the Company dated March 15, 1996 (7)


10.5   1995 Employment Agreement with Timothy A. Timmins (7)

10.6   Lease Agreement between and among Petula Associates, Ltd., Koll
       Creekside Associates and the Company (2)

10.7   Enhanced Directory Assistance Agreement between Sprint Spectrum L.P.
       and the Company dated October 23, 1996 (9)(10)

10.8   Amendment to 1994 Stock Incentive Plan (4)

10.9 Loan Modification Agreement between Silicon Valley Bank and the Company dated March 14, 1997 (5)

10.10 Loan and Security Agreement between Silicon Valley Bank and the Company dated June 24, 1998 (8)

10.11  Lease Agreement between and among Murray Scholls, LLC, Gramor
       Development Northwest, Inc. and the Company (10)

10.12  Amendment #1 to Specific Agreement between Sprint Spectrum L.P. and the
       Company dated December 9, 1998 (9)(10)

23.1 Consent of Deloitte & Touche LLP, independent certified public accountants

27.1   Financial Data Schedule (10)


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

(10) Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 31, 1999, Commission No. 0-27024.

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

Date:    April 29, 1999

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:


SIGNATURE                                            TITLE                                       DATE
---------                                            -----                                       ----
/s/ Timothy A. Timmins                               President, Chief Executive                  April 29, 1999
----------------------                               Officer and Director
Timothy A. Timmins


/s/ Stebbins B. Chandor, Jr.                         Senior Vice President and                   April 29, 1999
----------------------------                         Chief Financial Officer
Stebbins B. Chandor, Jr.


/s/ R. Tod Hutchinson                                Vice President                              April 29, 1999
---------------------                                Controller
R. Tod Hutchinson


/s/ A. Jean de Grandpre                              Chairman of the Board of Directors          April 29, 1999
-----------------------
A. Jean de Grandpre


/s/ G. Raymond Doucet                                Director                                    April 29, 1999
---------------------
G. Raymond Doucet


/s/ William D. Rutherford                            Director                                    April 29, 1999
-------------------------
William D. Rutherford


/s/ James M. Usdan                                   Director                                    April 29, 1999
------------------
James M. Usdan


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