Form 10-Q
period 1999-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 1999-05-12
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      --    --


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 3, 1999: 11,392,249 SHARES, NO PAR VALUE PER SHARE

                       METRO ONE TELECOMMUNICATIONS, INC.


                              INDEX TO FORM 10 - Q



PART I            FINANCIAL INFORMATION                                                               PAGE NO.
---------------------------------------                                                               --------

Item 1.           Financial Statements

                  Condensed Statements of Operations (Unaudited) for
                  the three months ended March 31, 1999 and 1998                                          1

                  Condensed Balance Sheets as of
                  March 31, 1999 (Unaudited) and December 31, 1998                                        2

                  Condensed Statements of Cash Flows (Unaudited) for
                  the three months ended March 31, 1999 and 1998                                          3

                  Notes to Condensed Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           6

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                                       9


PART II           OTHER INFORMATION
--------------------------------------
Item 6.           Exhibits and Reports on Form 8-K                                                        9

                  Signatures                                                                             10


METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
-------------------------------------------------------------------------------
----------------------------------


                                                                 THREE MONTHS ENDED MARCH 31,
(In thousands, except per share data)                              1999                1998
                                                            ------------------  -----------------
Revenues                                                    $           14,175  $           9,045
                                                            ------------------  -----------------

Costs and expenses:
    Direct operating                                                     7,836              4,793
    General and administrative                                           5,653              4,001
                                                            ------------------  -----------------
                                                                        13,489              8,794
                                                            ------------------  -----------------

Income from operations                                                     686                251

Other income                                                                74                 65
Interest and loan fees                                                     (54)              (101)
                                                            ------------------  -----------------

Income before income taxes                                                 706                215
Income tax expense                                                          24                  6
                                                            ------------------  -----------------
Net income                                                  $              682  $             209
                                                            ------------------  -----------------


Income per common share
    Basic                                                   $             .06   $             .02
    Diluted                                                 $             .06   $             .02

The accompanying notes are an integral part of this statement.



METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS
----------------------------------------------------------------------------------------------------


                                                            MARCH 31,         DECEMBER 31,
                                                       ------------------  -----------------
(In thousands)                                                1999                1998
                                                       ------------------  -----------------
                                                          (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                          $            6,726  $           6,063
    Short-term investments                                          1,307              1,507
    Accounts receivable                                             5,919              7,428
    Prepaid costs and other current assets                          1,140                766
                                                       ------------------  -----------------

        Total current assets                                       15,092             15,764

Furniture, fixtures and equipment, net                             22,414             19,982
Other assets                                                          602                565
                                                       ------------------  -----------------

                                                       $           38,108  $          36,311
                                                       ------------------  -----------------
                                                       ------------------  -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                   $            2,564  $           1,501
    Accrued liabilities                                             2,080              1,992
    Accrued payroll and related costs                               1,884              1,852
    Line of credit payable                                              -              1,400
    Current portion of capital lease obligations                      312                365
    Current portion of long-term debt                                 240                240
                                                       ------------------  -----------------

        Total current liabilities                                   7,080              7,350

Capital lease obligations                                              77                103
Long-term debt                                                        549                616
                                                       ------------------  -----------------

                                                                    7,706              8,069
                                                       ------------------  -----------------

Commitments and contingencies                                           -                  -


Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                         -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,371 and 11,188 shares,
    respectively, issued and outstanding                           39,955             38,477
Accumulated deficit                                                (9,553)           (10,235)
                                                       ------------------  -----------------

Shareholders' equity                                               30,402             28,242
                                                       ------------------  -----------------

                                                       $           38,108  $          36,311
                                                       ------------------  -----------------
                                                       ------------------  -----------------


         The accompanying notes are an integral part of this statement.
                                       2


METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                                                           THREE MONTHS ENDED MARCH 31,
(In thousands)                                                                               1999                1998
                                                                                      ------------------  -----------------
Cash flows from operating activities:
    Net income                                                                        $              682  $             209
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                              1,232                865
        Loss on disposal of fixed assets                                                               1                 23
    Changes in certain assets and liabilities:
        Accounts receivable                                                                        1,509                112
        Prepaid expenses and other assets                                                           (443)               (46)
        Accounts payable, accrued liabilities and payroll costs                                    1,183                125
                                                                                      ------------------  -----------------

           Net cash provided by operating activities                                               4,164              1,288
                                                                                      ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                                          (3,633)              (800)
    Sale of short-term investments                                                                   200                  -
                                                                                      ------------------  -----------------

           Net cash used in investing activities                                                  (3,433)              (800)
                                                                                      ------------------  -----------------

Cash flows from financing activities:
    Net proceeds from line of credit                                                              (1,400)                 -
    Repayment of debt                                                                                (67)                 -
    Repayment of capital lease obligations                                                           (79)              (162)
    Proceeds from issuance of common stock upon exercise
      of warrants                                                                                  1,478                264
                                                                                      ------------------  -----------------

           Net cash provided by (used in) financing activities                                       (68)               102
                                                                                      ------------------  -----------------

Net increase in cash and cash equivalents                                                            663                590

Cash and cash equivalents, beginning of period                                                     6,063              8,554
                                                                                      ------------------  -----------------

Cash and cash equivalents, end of period                                              $            6,726  $           9,144
                                                                                      ------------------  -----------------
                                                                                      ------------------  -----------------


The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (IN 000'S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
------------------------------------------------------------------------------
-------------------------------

1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. (the "Company") without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.


2.   EARNINGS PER SHARE

The per share amounts are based on the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period of computation. Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

The calculation of weighted-average outstanding shares is as follows:


                                                                 AVERAGE SHARES
                                                          THREE MONTHS ENDED MARCH 31,
                                                            1999                 1998
                                                     -----------------     -----------------
    Basic earnings per share                                    11,350                11,013
    Common stock equivalents                                       645                   268
                                                     -----------------     -----------------

    Diluted earnings per share                                  11,995                11,281
                                                     -----------------     -----------------
                                                     -----------------     -----------------


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                         THREE MONTHS ENDED MARCH 31,
                                                           1999                 1998
                                                    -----------------     -----------------
    Cash paid for interest expense                  $              53     $             104
    Cash paid for income taxes                                      5                     8

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (IN 000'S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
------------------------------------------------------------------------------
-------------------------------------------

5.   INCOME TAXES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by the Company and the Company's actual results of operations may differ materially from those contained in the forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance -Registered Trademark- ("EDA") contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors.

OVERVIEW

         The Company is a leading provider of EDA for the telecommunications industry and has ten significant EDA contracts with six different carriers to provide EDA in numerous U.S. metropolitan markets. Over the last eight quarters, the Company's operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 71.1% and 56.7%, respectively, from the first quarter of 1998 to the first quarter of 1999, and profits grew from $209,000 to $682,000.

         The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding its call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies, and the Company anticipates that it will open several new call centers during 1999 and 2000 to serve PCS, cellular and landline customers. With its increasing size, the Company expects that the costs of each new call center will have an increasingly smaller effect on results of operations.

         To stimulate increased call volume and to attract and expand customer commitments, the Company's strategy has included price discounts based upon call volumes. Volume-based pricing discounts did not materially effect the Company's average price per call in 1998; however, the Company expects that its average price per call will decrease in 1999 as increasing call volumes trigger volume-based pricing discounts and if the Company enters into additional or new contracts. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers, to extend service to new wireless and landline carriers and to achieve greater operating margins over time.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of operations as a percentage of revenues.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -------------------------
                                                                1999              1998
                                                              -------           -------
              Revenues                                         100.0%            100.0%
              Direct operating costs                            55.3              53.0
              General and administrative costs                  39.9              44.2
                                                              ------            ------
              Income from operations                             4.8               2.8
              Other income                                       0.5               0.7
              Interest and loan fees                            (0.4)             (1.1)
                                                              ------            ------
              Income before income taxes                         4.9               2.4
              Income tax expense                                 0.1               0.1
                                                              ------            ------
              Net income                                         4.8               2.3
                                                              ------            ------
                                                              ------            ------


COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998

         Revenues increased 56.7% to $14.2 million from $9.0 million. This increase was due to significantly increased call volumes and was partially offset by lower average per call pricing. Call volume grew to over 24 million calls in the first quarter of 1999 from approximately 14 million calls during the first quarter of 1998. This increase was due primarily to increased call volumes under existing contracts and additional call volumes from new contracts, and was partially offset by a decrease in call volumes resulting from the expiration of contracts to provide EDA services to Ameritech and BellSouth.

         Direct operating costs increased 63.5% to $7.8 million from $4.8 million. This increase was primarily due to the costs associated with increased call volumes and the cost of operating additional call centers in 1999. As a percentage of revenues, direct operating costs increased to 55.3% from 53.0%. This increase was due primarily to lower average per call pricing and increased personnel and data costs associated with the start-up of new call centers and increased staffing at existing call centers. This increase was partially offset by operating efficiencies associated with higher call volumes.

         General and administrative costs increased 41.3% to $5.7 million from $4.0 million. This increase resulted primarily from the additional costs necessary to support additional call centers. As a percentage of revenues, general and administrative costs decreased to 39.9% from 44.2%. This decreased resulted primarily from operating efficiencies associated with the expansion of the Company's national network of call centers. Depreciation and amortization increased by 42.5% to $1.2 million from $865,000 due primarily to equipment purchased for new call centers, upgrades for existing call centers and corporate research and development activities.

         Other income for the three months ended March 31, 1999 was $74,000 and consisted primarily of interest income. Other income for the three months ended March 31, 1998 was $65,000 and consisted primarily of interest income offset by losses on the disposition of assets.

         Interest expense and loan fees decreased 46.6% to $54,000 from $101,000. This decrease was attributable to lower interest rates and the decrease in average debt outstanding to $1.2 million from $2.0 million.

         Income tax expense for the three months ended March 31, 1999 was $24,000, for an effective tax rate of approximately 3.5%. Income tax expense for the three months ended March 31, 1998 was $6,000, for an effective tax rate of approximately 2.6%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and investments are recorded at cost which approximates fair market value. As of March 31, 1999, the Company had $8.0 million in cash and cash equivalents and investments compared to $7.6 million at December 31, 1998, an increase of $463,000 primarily from cash provided by operations and proceeds from the exercise of options, offset by the acquisition of capital equipment and payments applied to the Company's line of credit.

         Working capital was $8.0 million at March 31, 1999, compared to $8.4 million at December 31, 1998. This decrease is due primarily to the use of cash for capital expenditures and payments applied to the Company's line of credit and long-term debt, offset by working capital provided by operations and proceeds from the exercise of options.

         As of March 31, 1999, the Company had $789,000 in borrowings with a commercial bank in order to finance equipment purchases. This borrowing bears interest at the prime rate plus 0.5 percent and is secured by the purchased equipment.

         On April 23, 1999, the Company entered into a new loan agreement with a commercial bank. The loan agreement consists of a $10 million Revolving Line of Credit plus an Equipment Line under which the Company may borrow up to $7.5 million to finance purchases of capital equipment. Total borrowings under the two lines cannot exceed $15 million in the aggregate. The Revolving Line of Credit expires in April 2001 and advances under the Equipment Line are available through April 2000. Availability under the loan agreement may be subject to borrowing base requirements and requires compliance with loan covenants. Under the terms of the loan agreement, outstanding borrowings bear interest at the prime rate (7.75 percent at March 31, 1999) and all assets of the Company, other than assets previously pledged under existing financing and lease agreements, are pledged to the bank as collateral. The agreement contains minimum net worth, working capital and profitability requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends exceeding 10% of the Company's tangible net worth.

         The Company believes that current cash and cash equivalents and investments, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1999.

         CASH FLOW FROM OPERATIONS. Net cash from operations for the three months ended March 31, 1999 was $4.2 million, resulting primarily from net income, the effect of non-cash depreciation and amortization, a decrease in accounts receivable and an increase in accounts payable and accrued expenses.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $3.4 million for the three months ended March 31, 1999 and was related primarily to capital expenditures for the purchase of equipment for new call centers and the upgrade and expansion of existing call centers.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash used in financing activities was $68,000 for the three months ended March 31, 1999, resulting from the net repayment of debt obligations totaling $1.55 million. Cash used in financing activities was offset by the exercise of options to purchase 183,549 shares of Common Stock and the receipt of cash proceeds by the Company of $1.48 million.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the build-out of new call centers, including initial operating expenses, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing call centers. The Company anticipates that its capital expenditures will be approximately $12.0 million to $16.0 million in 1999, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1999.

         YEAR 2000 COMPLIANCE. Certain technology hardware and software systems use two-digit fields to score and recognize years, assuming the first two digits of the year are "19" (e.g., the number "98" is recognized as "1998"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999 - so-called "Year 2000" issues. The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). Significant issues have been and will continue to be identified during the second quarter of 1999 and all phases of the Y2K Program are expected to be completed by the end of the third quarter of 1999. The Y2K Program includes a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products delivered to customers; and (3) applications and products provided by third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems, and the Company believes that systems that are not already Year 2000 compliant will be modified, upgraded or replaced. The Company is currently assessing its products, and is working with third party vendors, manufacturers and suppliers to identify and resolve Year 2000 issues. The Company does not separately track the internal costs incurred for the Y2K Program, however the Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant, and the Company is in the initial stages of developing contingency plans in the event it does not complete all phases of its Y2K Program. The Company plans to evaluate the status of completion of its Y2K Program in the third quarter of 1999 and to begin implementing such contingency plans as it deems necessary. Although it is not currently anticipated, the inability to complete the Company's Y2K Program on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on the Company's business, financial condition and results of operations.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



PART II.          OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.13 Loan and Security Agreement between Silicon Valley Bank and the Company dated April 23, 1999

         27.1     Financial data schedule

         (b) REPORTS FILED ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             METRO ONE TELECOMMUNICATIONS, INC.
                             ----------------------------------
                                       Registrant


Date:    May 10, 1999



                             /s/  Stebbins B. Chandor, Jr.
                             --------------------------------------------
                             Stebbins B. Chandor, Jr.
                             Senior Vice President
                             Chief Financial Officer



                             /s/  R. Tod Hutchinson
                             --------------------------------------------
                             R. Tod Hutchinson
                             Vice President
                             Controller