Form 10-Q
period 1999-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 1999-07-30
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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


               11200 MURRAY SCHOLLS PLACE, BEAVERTON, OREGON 97007
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (503) 643-9500
                         (REGISTRANT'S TELEPHONE NUMBER)


                 8405 SW NIMBUS AVENUE, BEAVERTON, OREGON 97008
                   (FORMER ADDRESS, CHANGED SINCE LAST REPORT)


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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 30, 1999: 11,402,249 SHARES, NO PAR VALUE PER SHARE

                       METRO ONE TELECOMMUNICATIONS, INC.

                              INDEX TO FORM 10 - Q




Part I            Financial Information                                                               Page No.
---------------------------------------                                                               --------
Item 1.           Financial Statements

                  Condensed Statements of Operations (Unaudited)
                  for the three and six months ended June 30, 1999 and 1998                               1

                  Condensed Balance Sheets
                  as of June 30, 1999 (Unaudited) and December 31, 1998                                   2

                  Condensed Statements of Cash Flows (Unaudited)
                  for the six months ended June 30, 1999 and 1998                                         3

                  Notes to Condensed Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                                        6

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                                      10


Part II           Other Information
-----------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders                                    11

Item 6.           Exhibits and Reports on Form 8-K                                                       11

                  Signatures                                                                             12

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
-------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                              -----------------------------------        ----------------------------------
                                                    1999                1998                   1999                1998
                                              ----------------    ---------------        ---------------    ---------------
Revenues                                      $         17,469    $        10,922        $        31,644    $        19,967
                                              ----------------    ---------------        ---------------    ---------------

Costs and expenses:
    Direct operating                                    10,509              5,525                 18,345             10,318
    General and administrative                           6,768              4,475                 12,421              8,476
                                              ----------------    ---------------        ---------------    ---------------

                                                        17,277             10,000                 30,766             18,794
                                              ----------------    ---------------        ---------------    ---------------

Income from operations                                     192                922                    878              1,173

Other income                                                41                 81                    115                147
Interest expense and loan fees                            (118)               (78)                  (172)              (180)
                                              ----------------    ---------------        ---------------    ---------------

Income before income taxes                                 115                925                    821              1,140
Income tax expense                                          10                 24                     34                 30
                                              ----------------    ---------------        ---------------    ---------------

Net income                                    $            105    $           901        $           787    $         1,110
                                              ================    ===============        ===============    ===============


Income per common share
    Basic                                     $            .01    $           .08        $          .07     $           .10
    Diluted                                   $            .01    $           .08        $          .07     $           .10


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS (IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                           JUNE 30,          DECEMBER 31,
                                                                                      -----------------   -----------------
                                                                                             1999                1998
                                                                                      ------------------  -----------------
                                                                                          (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                         $            4,254  $           6,063
    Short-term investments                                                                           900              1,507
    Accounts receivable                                                                            7,260              7,428
    Prepaid costs and other current assets                                                         1,038                766
                                                                                      ------------------  -----------------

        Total current assets                                                                      13,452             15,764

Furniture, fixtures and equipment, net                                                            28,689             19,982
Other assets                                                                                         767                565
                                                                                      ------------------  -----------------

                                                                                      $           42,908  $          36,311
                                                                                      ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            1,217  $           1,501
    Accrued liabilities                                                                            2,449              1,992
    Accrued payroll and related costs                                                              2,249              1,852
    Line of credit payable                                                                             -              1,400
    Current portion of capital lease obligations                                                     249                365
    Current portion of long-term debt                                                              1,714                240
                                                                                      ------------------  -----------------

        Total current liabilities                                                                  7,878              7,350

Capital lease obligations                                                                             59                103
Long-term debt                                                                                     4,214                616
                                                                                      ------------------  -----------------

                                                                                                  12,151              8,069
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,402 and 11,188 shares,
    respectively, issued and outstanding                                                          40,205             38,477
Accumulated deficit                                                                               (9,448)           (10,235)
                                                                                      ------------------  -----------------

Shareholders' equity                                                                              30,757             28,242
                                                                                      ------------------  -----------------

                                                                                      $           42,908  $          36,311
                                                                                      ==================  =================


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)
-------------------------------------------------------------------------------


                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------------------
                                                                                             1999                  1998
                                                                                      ------------------  -----------------
Cash flows from operating activities:
    Net income                                                                        $              787             $1,110
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                              2,650              1,735
        Loss on disposal of fixed assets                                                               2                 22
    Changes in certain assets and liabilities:
        Accounts receivable                                                                          168             (1,132)
        Prepaid expenses and other assets                                                           (534)               (18)
        Accounts payable, accrued liabilities and payroll costs                                      570               (497)
                                                                                      ------------------  -----------------

           Net cash provided by operating activities                                               3,643              1,220
                                                                                      ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                                         (11,299)            (2,609)
    Sale of short-term investments                                                                   607                  -
                                                                                      ------------------  -----------------

           Net cash used in investing activities                                                 (10,692)            (2,609)
                                                                                      ------------------  -----------------

Cash flows from financing activities:
    Net proceeds from line of credit                                                              (1,400)               800
    Repayment of debt                                                                               (928)                 -
    Repayment of capital lease obligations                                                          (160)              (310)
    Proceeds from issuance of long-term debt                                                       6,000
    Proceeds from issuance of common stock upon exercise
      of warrants and options                                                                      1,728                267
                                                                                      ------------------  -----------------

           Net cash provided by financing activities                                               5,240                757
                                                                                      ------------------  -----------------

Net decrease in cash and cash equivalents                                                         (1,809)              (632)

Cash and cash equivalents, beginning of period                                                     6,063              8,554
                                                                                      ------------------  -----------------

Cash and cash equivalents, end of period                                              $            4,254  $           7,922
                                                                                      ==================  =================


         The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

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

The calculation of weighted-average outstanding shares is as follows:


(In thousands)
                                                THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                            ---------------------------------      --------------------------------
                                                  1999              1998               1999              1998
                                            ----------------  ---------------     ---------------  ----------------
Basic earnings per share                              11,394           11,040              11,372            11,027
Common stock equivalents                                 630              490                 638               394
                                            ----------------  ---------------     ---------------  ----------------

Diluted earnings per share                            12,024           11,530              12,010            11,421
                                            ================  ===============     ===============  ================


3.   COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of these matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.   SUPPLEMENTAL CASH FLOW INFORMATION


(In thousands)                                                                   SIX MONTHS ENDED JUNE 30,
                                                                       --------------------------------------------
                                                                               1999                    1998
                                                                       -------------------     --------------------
Cash paid for interest expense                                         $               129     $                172
Cash paid for income taxes                                                              42                       16



METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

5.   INCOME TAXES

At December 31, 1998, the Company had approximately $13.1 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the quarter, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of initiation of contracted Enhanced Directory Assistance services, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors. Given the variability in operating results, the Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

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

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance-Registered Trademark- ("EDA") contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's product or features, the timing of initiation of contracted EDA services, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors.

OVERVIEW

         The Company is a leading independent provider of EDA for the telecommunications industry and has eleven significant EDA contracts with seven different carriers to provide EDA in numerous U.S. metropolitan markets. Over the last eight quarters, the Company's operations have been characterized by rapid call volume and revenue growth. Call volume and revenues increased 82% and 60%, respectively, from the second quarter of 1998 to the second quarter of 1999. Profits decreased from $901,000 to $105,000, as the Company elected to take on an increased amount of staffing and infrastructure expenditures in preparation for additional scheduled call volume from customers, some of which did not arrive as expected. Call volume and revenues increased 77% and 58%, respectively, from the first six months of 1998 to the first six months of 1999. Profits were $1.1 million for the first six months of 1998 versus $787,000 for the first six months of 1999.

         The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding its call center network into new geographic markets. The Company has had ongoing business discussions about new business with other telecommunications companies, and the Company anticipates that it will open several new call centers during 1999 and 2000 to serve wireless and landline customers. As its revenue base grows, the Company expects that the costs of each new call center will have an increasingly smaller effect on results of operations.

         To stimulate increased call volume and to attract and expand customer commitments, the Company's strategy has included price discounts based upon call volumes. Volume-based pricing discounts did not materially affect the Company's average price per call in 1998; however, the Company's average price per call has decreased in 1999, and the Company expects that its average price per call will continue to decrease in 1999 and 2000 as increasing call volumes trigger volume-based pricing discounts and if the Company enters into additional or new contracts. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers, to extend service to new wireless and landline carriers and to achieve greater operating margins over time.

         During the quarter, the Company announced that it had signed a multi-year contract to provide its EDA services to subscribers of Nextel Communications, a leading provider of fully integrated wireless communications. Under the terms of the contract, the Company will provide its EDA services to Nextel's entire nationwide network of subscribers. The Company expects to begin rolling out its EDA service to Nextel's markets starting in the third quarter of 1999 and continuing through the end of the year. The Company also announced that its contracts with AirTouch Communications were extended through 2000. These contracts cover EDA services for AirTouch subscribers in Arizona, Washington, Colorado, Minnesota, Oregon, Nebraska and other western U.S. markets.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of operations as a percentage of revenues.


                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                ---------------------------          ----------------------------
                                                  1999              1998               1999              1998
                                                 ------            ------             ------            ------
Revenues                                          100.0%            100.0%             100.0%            100.0%
Direct operating costs                             60.2              50.6               58.0              51.6
General and administrative costs                   38.7              41.0               39.2              42.5
                                                 ------            ------             ------            ------
Income from operations                              1.1               8.4                2.8               5.9
Other income                                        0.3               0.7                0.3               0.7
Interest and loan fees                             (0.7)             (0.7)              (0.5)             (0.9)
                                                 ------            ------             ------            ------
Income before income taxes                          0.7               8.4                2.6               5.7
Income tax expense                                  0.1               0.2                0.1               0.1
                                                 ------            ------             ------            ------
Net income                                          0.6               8.2                2.5               5.6
                                                 ======            ======             ======            ======


COMPARISON OF SECOND QUARTER OF 1999 TO SECOND QUARTER OF 1998

         Revenues increased 59.9% to $17.5 million from $10.9 million. Call volume grew to over 31 million calls in the second quarter of 1999 from approximately 17 million calls during the second quarter of 1998. The increase in revenues was due primarily to increased call volumes under existing contracts and call volume from new contracts that commenced service during the second half of 1998.

         Direct operating costs increased 90.2% to $10.5 million from $5.5 million. This increase was primarily due to servicing increased call volumes and the cost of operating additional call centers in 1999. In addition, during the second quarter of 1999 the Company elected to take on an increased amount of staffing and infrastructure expenditures in preparation for additional scheduled call volume from customers. As a percentage of revenues, direct operating costs increased to 60.2% from 50.6%, due primarily to increased personnel and data costs associated with the start-up of new call centers, the increase in staffing in anticipation of additional call volume from existing customers and the reduction in average price per call.

         General and administrative costs increased 51.2% to $6.8 million from $4.5 million. This increase resulted primarily from the costs associated with the start-up of new call centers, the investment in infrastructure necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 38.7% from 41.0%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's operations.

         Depreciation and amortization increased by 62.8% to $1.4 million from $871,000 due primarily to equipment purchased for new call centers, as upgrades for existing call centers and for corporate operations.

         Other income for the three months ended June 30, 1999 was $41,000 and consisted primarily of interest income. Other income for the three months ended June 30, 1998 was $81,000 and consisted primarily of interest income.

         Interest expense and loan fees increased 51.3% to $118,000 from $78,000. This increase was attributable to the increase in average debt outstanding, as the Company incurred borrowings under credit facilities to help fund the expansion of the Company's call center network.

         Income tax expense for the three months ended June 30, 1999 was $10,000, for an effective tax rate of approximately 8.7%. Income tax expense for the three months ended June 30, 1998 was $24,000, for an effective tax rate of approximately 2.6%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

COMPARISON OF THE FIRST SIX MONTHS OF 1999 TO THE FIRST SIX MONTHS OF 1998

         Revenues increased 58.5% to $31.6 million from $20.0 million. Call volume grew to over 56 million calls in the first six months of 1999 from approximately 31 million calls during the first six months of 1998. This increase was due primarily to increased call volumes under existing contracts and call volume from new contracts that commenced service during the second half of 1998.

         Direct operating costs increased 77.8% to $18.3 million from $10.3 million. This increase was primarily due to servicing increased call volumes and the cost of operating additional call centers in 1999. In addition, during the second quarter of 1999 the Company elected to take on an increased amount of staffing and infrastructure expenditures in preparation for additional scheduled call volume from customers. As a percentage of revenues, direct operating costs increased to 58.0% from 51.6%, due primarily to increased personnel and data costs associated with the start-up of new call centers, the increase in staffing in anticipation of additional call volume from existing customers and the reduction in average price per call.

         General and administrative costs increased 46.5% to $12.4 million from $8.5 million. This increase resulted primarily from the costs associated with the start-up of new call centers, the investment in infrastructure necessary to support additional call centers and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 39.2% from 42.5%. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's operations.

         Depreciation and amortization increased by 52.7% to $2.6 million from $1.7 million due primarily to equipment purchased for new call centers, as upgrades for existing call centers and for corporate operations.

         Other income for the six months ended June 30, 1999 was $115,000 and consisted primarily of interest income. Other income for the six months ended June 30, 1998 was $147,000 and consisted primarily of interest income offset by losses upon the disposition of assets.

         Interest expense and loan fees decreased 4.4% to $172,000 from $180,000. This decrease was attributable to the decrease in the average interest rate paid on outstanding debt and was offset by an increase in average debt outstanding during the second quarter of 1999.

         Income tax expense for the six months ended June 30, 1999 was $34,000, for an effective tax rate of approximately 4.2%. Income tax expense for the six months ended June 30, 1998 was $30,000, for an effective tax rate of approximately 2.6%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and investments are recorded at cost which approximates fair market value. As of June 30, 1999, the Company had $5.2 million in cash and cash equivalents and investments compared to $7.6 million at December 31, 1998, a decrease of $2.4 million primarily from capital expenditures incurred as part of the expansion of the Company's national call center network. Total capital expenditures were $11.3 million for the first six months of 1999. The Company has funded the expansion of its call center network with cash on hand, cash provided by operating activities, proceeds from the exercise of options and borrowings under credit facilities.

         Working capital was $5.6 million at June 30, 1999, compared to $8.4 million at December 31, 1998. This decrease is due primarily to the use of cash for capital expenditures.

         During the quarter, the Company entered into a new loan agreement with a commercial bank. The loan agreement consists of a $10 million Revolving Line of Credit plus a $7.5 million Equipment Line. Total borrowings under the two lines cannot exceed $15 million in the aggregate. The Revolving Line of Credit expires in April 2001 and advances under the Equipment Line are available through April 2000. Under the terms of the loan agreement, outstanding borrowings bear interest at the prime rate (7.75 percent at June 30, 1999) and all assets of the Company, other than assets previously pledged under existing financing and lease agreements, are pledged to the bank as collateral. The agreement contains minimum net worth, working capital and profitability requirements as well as certain other restrictive covenants and prohibits the payment of cash dividends exceeding 10% of the Company's tangible net worth. As of June 30, 1999, the Company had $5.9 million in borrowings under the Equipment Line. In addition to this agreement, the Company is currently in negotiations to increase its equipment financing capacity and expects to finalize an agreement during the third quarter of 1999.

         The Company believes that current cash and cash equivalents and investments, cash flows from operations and available credit facilities are sufficient to meet current and anticipated future capital requirements through 1999.

         CASH FLOW FROM OPERATIONS. Net cash from operations for the six months ended June 30, 1999 was $3.6 million, resulting primarily from net income and the effect of non-cash depreciation and amortization.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $10.7 million for the six months ended June 30, 1999 and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, investment in corporate operations and the relocation to expanded corporate headquarters. Cash used in investing activities was offset by proceeds from the sale of short-term investments.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $5.2 million for the six months ended June 30, 1999, resulting from the borrowing of $6.0 million under credit facilities and the repayment of $2.5 million of debt obligations, and the receipt of cash proceeds of $1.7 million from the exercise of options.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the build-out of new call centers, including initial operating expenses, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing call centers and corporate operations. The Company anticipates that its capital expenditures will be approximately $17.0 million to $19.0 million in 1999, resulting primarily from the projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 1999.

         YEAR 2000 READINESS DISCLOSURE. The Year 2000 issue exists because many computer systems and applications, including those imbedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications many not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures. The Company recognizes the importance of the Year 2000 issue and has been giving high priority to it. In the first quarter of 1998, the Company created a corporate-wide Year 2000 project to identify, fix, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). Significant issues have been and will continue to be identified during the second and third quarters of 1999 and all phases of the Y2K Program are expected to be completed by the end of the third quarter of 1999. The Y2K Program includes a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products used to deliver service to customers; and (3) applications and products provided by third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems, and the Company believes that systems that are not already Year 2000 compliant will be modified, upgraded or replaced. The current plan is to have the majority of these components be resolved by July 1999. Final integration testing for certain critical systems and processes is scheduled to be completed by the end of the third quarter of 1999. Deployment of compliant, tested systems will be completed during the remainder of 1999. The Company does not separately track the internal costs incurred for the Y2K Program, however the Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant, and the Company is in the initial stages of developing contingency plans in the event it does not complete all phases of its Y2K Program. The Company plans to evaluate the status of completion of its Y2K Program in the third quarter of 1999 and to begin implementing such contingency plans as it deems necessary. Although it is not currently anticipated, the inability to complete the Company's Y2K Program on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on the Company's business, financial condition and results of operations.

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

PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 29, 1999, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated May 26, 1999, briefly described below:

           (i) The shareholders were requested to elect the following individuals to the Board of Directors:


                            Nominee          For         Withheld
                            -------          ---         --------
                A. Jean de Grandpre       8,482,949      397,781
                William D. Rutherford     8,539,449      341,281
                Timothy A. Timmins        8,485,849      394,881
                James M. Usdan            8,539,631      341,099

                All nominees were elected to the Board of Directors.

          (ii) The shareholders were asked to approve the adoption of the Company's 1999 Employee Stock Purchase Plan and to reserve 150,000 shares of Common Stock for issuance under the Plan. The proposal was approved by the shareholders, as 8,644,034 votes were cast for the proposal, 190,404 votes against the proposal and 46,292 votes abstained.

          (iii) The shareholders were asked to approve an amendment of the Company's 1994 Stock Incentive Plan to increase the number of shares of Common Stock available for issuance under the Plan from 1,900,000 to 2,300,000. The proposal was approved by the shareholders, as 8,207,750 votes were cast for the proposal, 632,833 votes against the proposal and 40,147 votes abstained.

          (iv) The shareholders were asked to approve the selection of Deloitte & Touche LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 8,845,142 votes were cast for the proposal, 9,221 votes against the proposal and 26,367 votes abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             --------

         27.1     Financial data schedule

         (b) Reports filed on Form 8-K
             --------------------------

         On July 1, 1999, the Company filed the following current report on Form 8-K under Item 5, Other Events:

  Date of Report                                   Topics
----------------              -------------------------------------------------
  June 28, 1999               Metro One Telecommunications Provides Preliminary
                                 Second Quarter Outlook, Signs New Business
                                     Contract with Nextel Communications

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Metro One Telecommunications, Inc.
                                  ----------------------------------
                                               Registrant


Date:    July 30, 1999


                                       /s/  Stebbins B. Chandor, Jr.
                                       -----------------------------------
                                       Stebbins B. Chandor, Jr.
                                       Senior Vice President
                                       Chief Financial Officer


                                      /s/  R. Tod Hutchinson
                                      -------------------------------------
                                      R. Tod Hutchinson
                                      Vice President
                                      Controller