Form 10-Q
period 1999-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 1999-10-22
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 15, 1999: 11,409,877 SHARES, NO PAR VALUE PER SHARE

                       METRO ONE TELECOMMUNICATIONS, INC.

                              INDEX TO FORM 10-Q


PART I       FINANCIAL INFORMATION                                                      PAGE NO.
Item 1.      Financial Statements

             Condensed Statements of Operations (Unaudited)
             for the three and nine months ended September 30, 1999 and 1998                1

             Condensed Balance Sheets
             as of September 30, 1999 (Unaudited) and December 31, 1998                     2

             Condensed Statements of Cash Flows (Unaudited)
             for the nine months ended September 30, 1999 and 1998                          3

             Notes to Condensed Financial Statements                                        4

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of Operations                               6

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                                             10

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                              10

             Signatures                                                                    11

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)


                                      THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------      -------------------------------
                                          1999             1998                 1999             1998
                                       -----------    ---------------        ------------    ------------
Revenues                               $    20,469    $        11,312        $     52,113    $     31,280
                                       -----------    ---------------        ------------    ------------

Costs and expenses:
    Direct operating                        12,136              5,786              30,481          16,104
    General and administrative               7,374              4,622              19,795          13,099
                                       -----------    ---------------        ------------    ------------

                                            19,510             10,408              50,276          29,203
                                       -----------    ---------------        ------------    ------------

Income from operations                         959                904               1,837           2,077

Other income (expense)                          (3)               102                 112             248
Interest expense and loan fees                (253)               (75)               (425)           (255)
                                       -----------    ---------------        ------------    ------------

Income before income taxes                     703                931               1,524           2,070
Income tax expense                              26                 15                  60              44
                                       -----------    ---------------        ------------    ------------

Net income                             $       677    $           916        $      1,464    $      2,026
                                       ===========    ===============        ============    ============


Income per common share
    Basic                              $       .06    $           .08        $       .13     $        .18
    Diluted                            $       .06    $           .08        $       .12     $        .18

The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.



BALANCE SHEETS (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                  ------------------  -----------------
                                                                         1999                1998
                                                                  ------------------  -----------------
                                                                      (UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents                                     $            3,491  $           6,063
    Short-term investments                                                       400              1,507
    Accounts receivable                                                        8,700              7,428
    Prepaid costs and other current assets                                     1,032                766
                                                                  ------------------  -----------------

        Total current assets                                                  13,623             15,764

Furniture, fixtures and equipment, net                                        33,660             19,982
Other assets                                                                     817                565
                                                                  ------------------  -----------------

                                                                  $           48,100  $          36,311
                                                                  ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $            2,245  $           1,501
    Accrued liabilities                                                        2,731              1,992
    Accrued payroll and related costs                                          2,427              1,852
    Line of credit payable                                                         -              1,400
    Current portion of capital lease obligations                                 193                365
    Current portion of long-term debt                                          2,525                240
                                                                  ------------------  -----------------

        Total current liabilities                                             10,121              7,350

Capital lease obligations                                                         41                103
Long-term debt                                                                 6,439                616
                                                                  ------------------  -----------------

                                                                              16,601              8,069
                                                                  ------------------  -----------------

Commitments and contingencies                                                      -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                    -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,410 and 11,188 shares,
    respectively, issued and outstanding                                      40,270             38,477
Accumulated deficit                                                           (8,771)           (10,235)
                                                                  ------------------  -----------------

Shareholders' equity                                                          31,499             28,242
                                                                  ------------------  -----------------

                                                                  $           48,100  $          36,311
                                                                  ==================  =================


            The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.



STATEMENTS OF CASH FLOWS (IN THOUSANDS, UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------


                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------------
                                                                                             1999                1998
                                                                                      ------------------  -----------------

Cash flows from operating activities:
    Net income                                                                        $            1,464  $           2,026
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                              4,293              2,706
        Loss on disposal of fixed assets                                                              48                 32
    Changes in certain assets and liabilities:
        Accounts receivable                                                                       (1,272)              (830)
        Prepaid expenses and other assets                                                           (608)              (126)
        Accounts payable, accrued liabilities and payroll costs                                    2,058              1,457
                                                                                      ------------------  -----------------

           Net cash provided by operating activities                                               5,983              5,265
                                                                                      ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                                         (17,929)            (5,371)
    Sale of short-term investments                                                                 1,107                  -
                                                                                      ------------------  -----------------

           Net cash used in investing activities                                                 (16,822)            (5,371)
                                                                                      ------------------  -----------------

Cash flows from financing activities:
    Net payment on line of credit                                                                 (1,400)                 -
    Repayment of debt                                                                             (1,142)               (22)
    Repayment of capital lease obligations                                                          (234)              (643)
    Proceeds from issuance of long-term debt                                                       9,250                  -
    Proceeds from issuance of common stock upon exercise
      of warrants and options                                                                      1,793                465
                                                                                      ------------------  -----------------

           Net cash provided by (used in) financing activities                                     8,267               (200)
                                                                                      ------------------  -----------------

Net decrease in cash and cash equivalents                                                         (2,572)              (306)

Cash and cash equivalents, beginning of period                                                     6,063              8,554
                                                                                      ------------------  -----------------

Cash and cash equivalents, end of period                                              $            3,491  $           8,248
                                                                                      ==================  =================


            The accompanying notes are an integral part of this statement.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

We have prepared the accompanying interim condensed financial statements without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In our opinion, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

2.   EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no adjustments to net income for the calculation of both basic and diluted earnings per share for all periods.

The calculation of weighted-average outstanding shares is as follows:

(In thousands)                                THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                                              ----------------------------   ----------------------------
                                                1999            1998             1999              1998
                                               --------      ---------       -----------       -----------
Weighted average common shares outstanding
   (used in computing Basic EPS)                 11,405         11,062            11,383            11,039
Common stock equivalents                            611              -               629               190
                                               --------      ---------       -----------       -----------
Weighted average common shares outstanding
   (used in computing Diluted EPS)               12,016         11,062            12,012            11,229
                                               ========      =========       ===========       ===========

3.   COMMITMENTS AND CONTINGENCIES

We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or net cash flows.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

(In thousands)                               NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                  1999               1998
                                             --------------     -------------
Cash paid for interest expense               $          347     $         246
Cash paid for income taxes                               59                55

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
-------------------------------------------------------------------------------

5.   INCOME TAXES

At December 31, 1998, we had approximately $13.3 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the quarter, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our product or features, the timing of initiation of contracted Enhanced Directory Assistance services, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, general economic conditions and other factors. Given the variability in operating results, we will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by our company and our actual results of operations may differ materially from those contained in the forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance(R) ("EDA") contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our product or features, the timing of initiation of contracted EDA services, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, general economic conditions and other factors.

OVERVIEW

We are a leading independent developer and provider of enhanced directory assistance and information services for the telecommunications industry. We primarily contract with wireless carriers to provide enhanced directory assistance and information services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance and/or text messaging calls to us. We are also able to offer our services to multiple carriers within the same market. When a carrier's subscribers dial a typical directory assistance number, such as "411," "555-1212" or "00," the calls are answered by our operators identifying the service by that carrier's brand name, such as "AT&T Connect," "AirTouch 411 Connect" or "Sprint PCS Directory Assistance."

Each carrier establishes its own directory assistance fee structure for its subscribers. Wireless subscribers typically pay fees ranging from $0.75 to $1.10 plus airtime charges for our services. We bear no subscriber collection risk.

We charge our carriers directly on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our customers. We expect that our average price per call will decrease in 1999 and 2000 as call volumes increase. We believe this reduced pricing better positions us to retain and expand service with existing carrier customers, to attract new wireless and landline carriers, and to achieve, if we are able to increase call volume without incurring substantial additional expense, greater operating margins over time.

In the fourth quarter of 1999, we will continue our aggressive call center and network build out to prepare for significant new call volume from Nextel Communications, AT&T Wireless Services and other carriers. We will also continue to opportunistically pursue additional significant new business. This build out will significantly increase our local service coverage and our capacity to process additional call volume.

Our rapid growth plan involves both capital expenditures and operating expenses, as we build infrastructure and recruit and train qualified personnel. To better serve our customers and strengthen our relationships, we maintain the operating readiness of our call centers even when our carrier customers experience unexpected delays in transitioning call volume to us. Some of our carrier customers have recently experienced these types of delays and may experience some additional delays in the future. These delays increase our ongoing operating expenses with no corresponding increase in revenues. The result under these conditions has been, and will likely continue to be, near-term reported earnings that vary widely. However, we intend to continue to pursue and prepare for significant additional call volume in order to seek to achieve greater earnings over the long-term.

On October 21, 1999, we announced that we entered into a multi-year contract with ALLTEL Communications, Inc. to provide our enhanced directory assistance services to substantially all of its wireless subscribers. Previously, we had provided service to a limited number of ALLTEL subscribers.

                                      6
`

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of our statements of operations as a percentage of revenues.


                                            Three Months Ended September 30,       Nine Months Ended September 30,
                                            ---------------------------------     ---------------------------------
                                                  1999              1998               1999              1998
                                            ----------------  ---------------     ---------------  ----------------

Revenues                                          100.0%            100.0%             100.0%            100.0%
Direct operating costs                             59.3              51.1               58.5              51.5
General and administrative costs                   36.0              40.9               38.0              41.9
                                                 ------            ------             ------            ------
Income from operations                              4.7               8.0                3.5               6.6
Other income                                        0.0               0.9                0.2               0.8
Interest and loan fees                             (1.3)             (0.7)              (0.8)             (0.8)
                                                 ------            ------             ------            ------
Income before income taxes                          3.4               8.2                2.9               6.6
Income tax expense                                  0.1               0.1                0.1               0.1
                                                 ------            ------             ------            ------
Net income                                          3.3               8.1                2.8               6.5
                                                 ======            ======             ======            ======


COMPARISON OF THIRD QUARTER OF 1999 TO THIRD QUARTER OF 1998

         Revenues increased 80.9% from $11.3 million to $20.5 million. Call volume grew from approximately 17 million calls in the third quarter of 1998 to approximately 37 million calls during the third quarter of 1999. The increase in revenues was due primarily to increased call volume under existing contracts and call volume from new contracts that commenced service during the second half of 1998 and the third quarter of 1999.

         Direct operating costs increased 109.7% from $5.8 million to $12.1 million. This increase was primarily due to servicing increased call volumes and the cost of operating additional call centers in 1999. In addition, during the third quarter of 1999 we incurred increased staffing and infrastructure expenditures in preparation for additional scheduled call volumes, some of which did not arrive as anticipated. As a percentage of revenues, direct operating costs increased from 51.1% to 59.3%, due primarily to increased personnel and data costs associated with the start-up of new call centers, the increase in staffing in anticipation of additional call volume from existing and new customers and a reduction in average price per call.

         General and administrative costs increased 59.5% from $4.6 million to $7.4 million. This increase resulted primarily from the costs associated with the start-up of new call centers and the investment in infrastructure necessary to support additional call centers. As a percentage of revenues, general and administrative costs decreased from 40.9% to 36.0%. This decrease resulted primarily from efficiencies associated with the expansion of our operations.

         Depreciation and amortization increased by 69.3% from $1.0 million to $1.6 million due primarily to equipment purchased for new call centers, for upgrades for existing call centers and for corporate operations.

         Other expense for the three months ended September 30, 1999 was $3,000 and consisted primarily of losses upon disposition of assets offset by interest income. Other income for the three months ended September 30, 1998 was $102,000 and consisted primarily of interest income.

         Interest expense and loan fees increased 237.3% from $75,000 to $253,000. This increase was attributable to the increase in average debt outstanding, as we incurred borrowings under credit facilities to help fund the expansion of our call center network.

         Income tax expense for the three months ended September 30, 1999 was $26,000, for an effective tax rate of approximately 3.7%. Income tax expense for the three months ended September 30, 1998 was $15,000, for an effective tax rate of approximately 1.6%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

COMPARISON OF THE FIRST NINE MONTHS OF 1999 TO THE FIRST NINE MONTHS OF 1998

         Revenues increased 66.6%, from $31.3 million to $52.1 million. Call volume grew from approximately 49 million calls to over 93 million calls. This increase was due primarily to increased call volume under existing contracts and call volume from new contracts that commenced service during the second half of 1998 and the third quarter of 1999.

         Direct operating costs increased 89.3%, from $16.1 million to $30.5 million. This increase was primarily due to servicing increased call volumes and the cost of operating additional call centers in 1999. In addition, during the second and third quarters of 1999 we elected to take on an increased amount of staffing and infrastructure expenditures in preparation for additional scheduled call volume, some of which did not arrive as anticipated. As a percentage of revenues, direct operating costs increased from 51.5% to 58.5%, due primarily to increased personnel and data costs associated with the start-up of new call centers, the increase in staffing in anticipation of additional call volume from existing customers and a reduction in average price per call.

         General and administrative costs increased 51.1%, from $13.1 million to $19.8 million. This increase resulted primarily from the costs associated with the start-up of new call centers and the investment in infrastructure necessary to support, and the increase in depreciation expense associated with, additional call centers. As a percentage of revenues, general and administrative costs decreased from 41.9% to 38.0%. This decrease resulted primarily from efficiencies associated with the expansion of our operations.

         Depreciation and amortization increased by 58.6%, from $2.7 million to $4.3 million, due primarily to equipment purchased for new call centers, for upgrades for existing call centers and for corporate operations.

         Other income for the first nine months of 1999 was $112,000 and consisted primarily of interest income offset by losses upon the disposition of assets. Other income for the first nine months of 1998 was $248,000 and consisted primarily of interest income offset by losses upon the disposition of assets.

         Interest expense and loan fees increased 66.7%, from $255,000 to $425,000. This increase was attributable to an increase in average debt outstanding during 1999.

         Income tax expense for the first nine months of 1999 was $60,000, for an effective tax rate of approximately 3.9%. Income tax expense for the first nine months of 1998 was $44,000, for an effective tax rate of approximately 2.1%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents and short-term investments are recorded at cost that approximates their fair market value. As of September 30, 1999, we had $3.9 million in cash and cash equivalents and short-term investments compared to $7.6 million at December 31, 1998, a decrease of $3.7 million primarily from capital expenditures incurred as part of the expansion of our national call center network. Total capital expenditures were $17.9 million for the first nine months of 1999. We have funded the expansion of our call center and network capacity with cash on hand, cash provided by operating activities, proceeds from the exercise of options and borrowings under credit facilities.

         Working capital was $3.5 million at September 30, 1999 as compared with $8.4 million at December 31, 1998. Our current ratio was 1.3:1 at September 30, 1999 as compared with 2.1:1 at December 31, 1998. These decreases were due primarily to costs associated with the continuing build-out of our national network of call centers.

         During the third quarter of 1999, we entered into a new loan agreement with an equipment financing lender. The loan agreement provides us with $10 million of borrowing capacity to fund the expansion of our call center network and for other equipment needs. The agreement provides for fixed or floating rate options and all assets purchased pursuant to the agreement are pledged as collateral. Borrowings under the agreement have a term of 48 months, and prepayment of outstanding borrowings is allowable
12 months after the funding date.

         During the second quarter of 1999, we entered into a new loan agreement with a commercial bank. The loan agreement consists of a $10 million revolving line of credit plus a $7.5 million equipment line. Total borrowings under the two lines cannot exceed $15 million. The revolving line of credit expires in April 2001 and advances under the equipment line are available through April 2000. Outstanding borrowings bear interest at the prime rate (8.25% at September 30, 1999) and all of our assets are pledged to the bank as collateral, other than assets previously pledged under existing financing and lease agreements and assets that may be pledged pursuant to purchase money agreements. The agreement contains minimum net worth, working capital and profitability requirements, as well as certain other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth. As of September 30, 1999, we did not meet one of the financial requirements under this agreement. However we have received a waiver of this requirement for the third quarter of 1999 from our bank.

         CASH FLOW FROM OPERATIONS. Net cash from operations for the nine months ended September 30, 1999 was $6.0 million, resulting primarily from net income and the effect of non-cash depreciation and amortization.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $16.8 million for the nine months ended September 30, 1999 and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, investment in corporate operations and our relocation to expanded corporate headquarters. Cash used in investing activities was offset by proceeds from the sale of short-term investments.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $8.3 million for the nine months ended September 30, 1999, resulting from the borrowing of $9.3 million under credit facilities and the repayment of $2.8 million of debt obligations, and the receipt of cash proceeds of $1.8 million from the exercise of options.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, services, features and content complementary to our business; the funding of the expansion of our call center and network capacity to serve existing and potential customers; the repayment of certain outstanding indebtedness; and for general corporate purposes, including corporate development activities and working capital. Under the terms of certain contracts, we are required to open additional call centers in major metropolitan areas in 1999 and 2000. We anticipate that our capital expenditures will be approximately $21 million to $22 million in 1999 and approximately $14 million to $16 million in 2000, resulting primarily from the projected expansion and planned improvements. We believe our existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund our operations through the end of fiscal 2000.

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

         We recognize the importance of the year 2000 issue and have given high priority to it. In the first quarter of 1998, we created a corporate-wide year 2000 project, called the Y2K Program, to identify, fix, test and develop contingency plans for the year 2000 issue.

         The Y2K Program includes a review of:
         - Information and other technology systems used in our internal business;
         - Our hardware and software products used to deliver service to customers; and
         - Applications and products provided by third party manufacturers and suppliers.

         System-level testing of the call center application configuration, as designed for Metro One's nationwide network of call centers, was completed in the third quarter of 1999. This configuration satisfied the requirements of Metro One's year 2000 compliance testing program. Deployment of the compliant, tested configuration into all of Metro One's call centers will be completed during the remainder of 1999.

         We do not separately track the internal costs incurred for the Y2K Program, because there is little differentiation between costs that relate to the normal upgrade and replacement of our operating systems and costs that relate solely to year 2000 compliance-related issues. However, we do not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on our financial condition or results of operations.

         We intend to continue to monitor and test year 2000 compliance in all of our new and existing business critical systems. The failure of our systems, the systems of an entity that provides us essential services or goods, or the systems of our carrier customers may have a material adverse impact on our business, financial condition and results of operations. These material adverse effects could include the delay or loss of revenue, cancellation of customer contracts, diversion of development resources, damage to our reputation and litigation costs.

         Contingency plans are being developed in the event of a failure of an entity that provides services or goods, such as a local electric company. These plans will be finalized and implemented during the remainder of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these investments is affected by changes in market interest rates. However, substantially all of our liquid investments mature within nine months. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. In addition, we are exposed to interest rate risk primarily though our use of short-term and long-term borrowings to finance operations. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

PART II.                       OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         10.1     Form of Enhanced Directory Assistance Agreement

         10.14 Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated
                  May 2, 1997(1)

         10.15 Loan Agreement with General Electric Capital Corporation, dated September 10, 1999

         27.1     Financial data schedule

         (1) Certain portions of Exhibit 10.14 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission

         (b) REPORTS FILED ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    METRO ONE TELECOMMUNICATIONS, INC.
                                                  Registrant



Date:    October 22, 1999



                                         /s/  Stebbins B. Chandor, Jr.
                                         -------------------------------------
                                         Stebbins B. Chandor, Jr.
                                         Senior Vice President
                                         Chief Financial Officer



                                         /s/  R. Tod Hutchinson
                                         -------------------------------------
                                         R. Tod Hutchinson
                                         Vice President, Finance
                                         Chief Accounting Officer