Form 10-K405
period 1999-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2000-03-30
CIK 920990

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ................. to ...................

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

               11200 Murray Scholls Place      Beaverton, OR 97007
                    (Address of principal executive offices)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $134,677,868.

         The number of shares outstanding of the registrant's Common Stock, as of March 15, 2000, was 11,538,554.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III of this Report.

                      METRO ONE TELECOMMUNICATIONS, INC.
                         1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page No.
                                    PART I
Item 1   Business                                                             3

Item 2   Properties                                                           9

Item 3   Legal Proceedings                                                    9

Item 4   Submission of Matters to a Vote
         of Security Holders                                                  9

                                    PART II

Item 5   Market for Registrant's Common Equity and
         Related Stockholder Matters                                         10

Item 6   Selected Financial Data                                             10

Item 7   Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    11

Item 7A  Quantitative and Qualitative Disclosures
         About Market Risk                                                   20

Item 8   Financial Statements and Supplementary Data                         20

Item 9   Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure                              20

                                  PART III

Item 10  Directors and Executive Officers of the Registrant                  21

Item 11  Executive Compensation                                              21

Item 12  Security Ownership of Certain Beneficial
         Owners and Management                                               21

Item 13  Certain Relationships and Related Transactions                      21

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K                                             22

         Signatures                                                          24

                                     PART I

ITEM 1.        BUSINESS.

Metro One is a leading independent developer and provider of enhanced directory assistance and information services for the telecommunications industry. We primarily contract with wireless carriers to provide our services to their subscribers. In 1989, we opened our first call center and began testing and offering our enhanced directory assistance and information services. In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier's subscribers on a charge per call basis. Our customers include many of the leading wireless telecommunications carriers such as Sprint PCS, AT&T Wireless Services, Nextel Communications, Pacific Bell Wireless, Vodafone AirTouch PLC and ALLTEL Communications. In addition, we have expanded into the landline telecommunications market and provide our services to GST Communications, a regional competitive local exchange carrier.

TELECOMMUNICATIONS INDUSTRY

The U.S. telecommunications industry is generally characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber. Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty. With rising costs to acquire new subscribers, carriers are seeking ways to minimize subscriber turnover through the use of, among other things, value-added services and features. In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market. Competitive pressures are particularly acute for wireless and newer landline carriers, such as competitive local exchange carriers. The industry has also experienced a considerable amount of consolidation and investment in new technologies and alternative methods of delivery, including cable and the Internet.

WIRELESS TELECOMMUNICATIONS. The U.S. wireless telecommunications market has experienced dramatic growth during the 1990s. This growth was largely due to technological advances that give callers affordable, high-quality mobile services. According to industry analysts, the number of wireless subscribers in the United States approached 80 million at the end of 1999, and is estimated to reach 177 million by the end of 2005. A relatively small number of carriers dominate the wireless telecommunications market. In terms of estimated number of subscribers, the largest U.S. wireless carriers include AT&T Wireless Services, SBC Communications, Vodafone AirTouch PLC and GTE Wireless. Other nationwide carriers include Sprint PCS and Nextel Communications.

In the each of the major U.S. markets, at least four carriers compete for wireless subscribers. As a result, carriers are seeking to differentiate themselves from their competitors. While price continues to be an important competitive factor, carriers increasingly focus on value-added services and features as a means of differentiating themselves.

LANDLINE TELECOMMUNICATIONS. The U.S. landline telecommunications market is significantly larger than the U.S. wireless market. For example, in 1998, domestic landline services generated approximately $210 billion in revenues as compared to approximately $37 billion in revenues generated by wireless services, according to the Federal Communications Commission. Like the wireless market, the landline market is dominated by a relatively small number of major carriers. Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and competitive local exchange carriers, such as GST Communications. Carriers providing long distance service include AT&T, MCI WorldCom and Sprint Corp.

As local and long distance carriers begin competing in each other's markets as well as against newer and smaller independent carriers, the landline market is becoming extremely competitive. With deregulation, the entry of new landline competitors and the increasing affordability of wireless services, subscribers who were historically bound to local carriers as a matter of geography are now increasingly able to choose their carriers. Of note, the competitive local exchange carrier segment of the landline telecommunications industry is rapidly growing. These companies compete with incumbent local carriers to provide a variety of services, including local, long distance and Internet and other data services. The Yankee Group estimates that the competitive local exchange industry generated revenues of $6.6 billion in 1998 and will generate $26.1 billion in 2001. As a result, the landline telecommunications market is rapidly becoming subscriber-based and carriers must find ways to differentiate their services to attract and retain subscribers. In addition, to maintain operational focus, competitive local exchange carriers often outsource non-core operations, including directory assistance services. While many incumbent carriers provide directory assistance services on an outsourced basis, the competitive local exchange carriers may prefer to outsource their directory assistance needs to independent companies rather than use the services of their competitors.

INTERNATIONAL TELECOMMUNICATIONS. The international telecommunications market is characterized by increasing privatization, competition and, in the wireless market, rapid growth. As governments privatize their national telecommunications companies, these companies face increased competition from large international carriers who have access to and interest in the newly-opened markets. According to the International Telecommunications Union, an international telecommunications industry group, the worldwide wireless industry generated $154 billion in revenue in 1998 and is projected to grow to $315 billion in revenue by 2002. As a whole, the worldwide telecommunications services market generated over $744 billion in revenue in 1998 and is expected to grow to $925 billion in revenue by 2002, according to the International Telecommunication Union.

DIRECTORY ASSISTANCE MARKET

Revenues generated by the wireless directory assistance market in the United States are estimated to grow from $390 million in 1998 to $594 million in 2002, according to Frost & Sullivan, a market research firm. Wireless subscribers tend to be heavy users of directory assistance services. According to Frost & Sullivan, growth in the wireless directory assistance market is driven by a number of factors, including growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility and the offering of enhanced directory assistance services by wireless carriers.

The landline directory assistance market is significantly larger than the wireless directory assistance market. Revenue generated by the landline directory assistance market is estimated to grow from approximately $3 billion in 1998 to $4 billion in 2002, according to Frost & Sullivan. Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services.

OUR BUSINESS STRATEGY

Metro One's business strategy includes the following key elements:

- BUILD ON OUR CURRENT CARRIER RELATIONSHIPS, WHILE SEEKING NEW DOMESTIC AND INTERNATIONAL CUSTOMERS, INCLUDING LANDLINE CARRIERS AND OTHER CORPORATE CUSTOMERS

         We are continuing to expand our relationships with our existing carrier customers. We believe that our services can increase carriers' revenues by minimizing subscriber turnover, increasing the number of calls made and, in the case of wireless and long distance carriers, billable airtime. Further, our national call center network and integrated search engines and database systems allow carriers operating in multiple markets to offer consistent enhanced directory assistance and other information services on a nationwide basis. This consistency permits greater system-wide marketing opportunities and brand identification for these carriers. We believe that our existing relationships and the quality of our services will allow us to expand our business with our existing customers, providing us an opportunity to deliver our services to them and their affiliates in additional markets, including international markets.

         We are also aggressively pursuing business opportunities with additional wireless and landline carriers with a view to leveraging our reputation for high quality service. We believe increasing competition among landline carriers is leading to an increasingly subscriber-based business, which will result in the need to differentiate their product offerings. Our services provide them an opportunity to do so and, accordingly, could help us expand into the significantly larger landline directory assistance market.

         The information content that resides in our database systems, along with our ability to store, maintain, manipulate and deliver it, provides an opportunity to pursue other business customers and provide them with our services over private networks or otherwise.

-     DEVELOP AND OFFER ADDITIONAL VALUE-ADDED SERVICES AND FEATURES

         We believe we are well positioned to continue developing and providing the types of services and features that enhance the utility of the telephone and other communications devices. For example, our MetroDex-TM-service is designed to provide individual callers and corporate users with the ability to quickly and efficiently access their personal or corporate contacts databases, including otherwise unpublished numbers, and potentially take advantage of additional services such as having a personal assistant available over the telephone. Such innovative features should permit our customers to distinguish themselves further from their competitors and increase their subscriber satisfaction.

- EXPAND OUR NATIONAL CALL CENTER NETWORK AND ITS CAPABILITIES, WHILE ADDING GREATER BANDWIDTH, STORAGE CAPACITY, SPEED AND EFFICIENCY TO OUR SYSTEMS

         We intend to continue to expand our network capacity and efficiency, including adding to our call routing flexibility, redundancy and signaling systems. We may also build additional call centers as required by demand and customer commitments. We also intend to add to our storage capacity both for purposes of database backup and for delivery of personal database, concierge and other personalized and fulfillment-oriented services. We may build or license specialty call centers to deliver special products such as customer service and fulfillment assistance, as well as international call centers, should attractive opportunities arise.

-     ENHANCE THE QUANTITY AND QUALITY OF OUR CURRENT CONTENT DATABASES

         We intend to continue to improve the breadth and depth of the information content within our database systems. We intend to seek additional content to make our directory listings and other data more useful and to enhance our ability to provide other services. Additions to this content may be virtual, through the Internet or other links that allow us to license or barter content. Some of this information will be deliverable to subscribers through portals other than the voice telephony portal, such as those available on the Internet.

- LEVERAGE OUR VOICE TELEPHONY PORTAL BY DELIVERING GREATER VOLUMES OF EXISTING AND NEW SERVICES THROUGH OUR CALL CENTER NETWORK AS WELL AS THROUGH OTHER PORTALS

         Our strength has been to provide enhanced services through the voice telephony portal we have created. We are seeking opportunities to provide access to some of the content we acquire, develop and maintain, as well as our applications and related features, to other portals, including those available through the Internet. We believe that telephone carriers and perhaps other customers, could use our content, applications and features to provide high quality services that are consistent across various portals and geographic areas. In so doing, these customers, particularly the telephone carriers, could further bind their subscribers to them as competition in their markets becomes increasingly subscriber-based.

CUSTOMERS

Metro One provides enhanced directory assistance and information services to several of the nation's leading wireless carriers in all or a portion of their service areas. Our customers include Sprint PCS, AT&T Wireless Services, Nextel Communications, Pacific Bell Wireless, Vodafone AirTouch PLC and ALLTEL Communications. In addition, we have expanded into the landline telecommunications market and currently provide our services to GST Communications, a regional competitive local exchange carrier. Customers that accounted for more than 10% of our revenues during any of the periods indicated were as follows:

                        Customer                    1997                  1998                  1999
                        --------                    ----                  ----                  ----
               Sprint PCS                            17%                    38%                   40%
               AT&T Wireless Services                 7                     17                    30
               Vodafone AirTouch                     25                     18                    11
               Pacific Bell Wireless                  6                     12                    11
               Ameritech Cellular                    24                     11                     -
               Bell Atlantic Mobile                  16                      1                     -

We offer our services to a carrier's subscribers under a brand name selected by the carrier, such as "AT&T 00 Info," "AirTouch 411 Connect" or "Sprint PCS Directory Assistance." The carrier establishes its own fee structure with its subscribers. Subscribers typically pay the carriers fees ranging from $0.75 to $1.10 plus airtime charges for our services. Metro One charges carriers directly and bears no subscriber collection risk. We currently charge our carriers on a per call basis. To stimulate increased call volume and to attract and expand customer commitments, we offer volume-pricing discounts to some large carriers. Beginning in 1999, we have decreased the average price per call as increasing call volumes from existing and new contracts have triggered the volume-based pricing we put in place to attract business. During the year ended December 31, 1999, our per call charges averaged approximately $0.55.

We currently have contracts with 13 carriers. The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers' subscribers and the term, which is generally up to five years. Several also require us to build out call centers in specified locations. None of these contracts preclude us from providing services to other carriers. The carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.

CALL CENTER NETWORK

We operate 27 call centers located in strategic local markets throughout the United States, and expect to add at least one additional new call center by the end of 2000. Our call center network enables us to provide enhanced directory assistance and information services nationwide. We are situated in or near major metropolitan areas and therefore are located locally for more than one-half of the U.S. population. We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service than would be available through a single or a few call centers attempting to serve the entire U.S. market. We operate our call centers 24 hours a day, seven days a week, 365 days a year.

We continually upgrade our network and systems to allow greater utility, speed and efficiency in processing calls. We are also expanding capacity to store, manipulate and manage the additional data that we acquire. In addition, our telephone switching systems allow scalability, including the ability to join multiple switches together or configure switches so that they can handle large volumes of calls in tandem. These systems are monitored from our network operations center located at our corporate headquarters, which provides 24 hour support for our call center network. Our systems are designed to permit redundancy and avoid downtime from natural disasters or other adverse events. For example, all of our call centers on the Eastern Seaboard continued to operate during Hurricane Floyd in September 1999.

Because a carrier offers our services to its subscribers under its brand name, we believe quality and reliability are important considerations in a carrier's decision to use us. To ensure high quality and consistency, we emphasize training, monitoring and customer support. We maintain a national training force with training personnel in each call center. Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography. Our training personnel continually monitor, test and evaluate call center performance. We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis. In addition to accessing our systems maintenance and support personnel, carriers can obtain extensive customer usage information.

OUR SERVICES AND FEATURES

Metro One uses a customized array of hardware and software, along with proprietary database search engines, to provide its enhanced directory assistance and information services. We receive incoming calls by means of assigned telephone numbers, which are "411," "555-1212" or "00" in almost all cases. Our operators answer incoming calls and identify the service using the carrier's brand name. Upon receiving information requests from callers, our operators search the applicable database using one or more of our search engines. The operator then connects the caller to a party or supplies the caller with the requested information. We offer a variety of information, including:

- Directory listings information, which may be retrieved by methods that include reverse and category searches;

-    Time, weather and traffic information;

-    Movie, restaurant and local event information;

- TeleConcierge-TM- services, which currently consists of restaurant reservations; and

-    Geographic directions.

Our enhanced directory assistance and information services also incorporate connectivity features that make the telephone more useful and easier to use. These connectivity features include:

- Call completion - allows a caller to be directly connected with the number requested without the need to redial;

- StarBack-R- - allows the caller to return to a live operator simply by pressing a key, such as the star [*]; key or otherwise issuing a command at any time during a call;

- AutoBack-R- - automatically returns the caller to a live operator or other options upon a busy signal, "ring-no-answer" or other common situations without pressing a single key;

- MessageBack-TM- - delivers a caller's message to a desired party and, when configured with AutoBack, provides a convenient tool for ensuring communication;

- NumberBack-R- - sends the caller the called number simply by pressing the number [#] key; and

- Short Messaging Service - allows our operators to send customized alphanumeric messages on behalf of a caller.

We are developing and testing new services that add new content and connectivity features, such as MetroDex, which allows callers to use their telephone or the Internet to access their personal or corporate contact databases, and LocationPro, which provides location-based services, including turn-by-turn driving instructions. Other features under development include on-line research and verification utilities for use by businesses with a direct private connection to us, and fulfillment-oriented services, such as reservations and procurement capabilities for use by our carriers' subscribers. Equipment at our corporate headquarters facilitate this development and testing by simulating normal call center operations.

DATABASE SYSTEMS AND CONTENT

We believe the quality of our services is in large measure related to the scope, quality and quantity of the information content that resides in our database systems. The majority of the information or data that we acquire, develop and maintain is telephone listings data. We obtain this listings data from multiple sources, including the regional Bell operating companies, independent telephone companies and other commercial sources, to ensure that our data is of high quality and accuracy. This data is enhanced by our data collection efforts and a principal database of local information is developed for each call center or region.

Our proprietary operator interface software allows operators to efficiently search and reverse search both their local databases and other national databases. We use proprietary database management systems to maintain and update our directory listings. We continually acquire additional content or access to content that will, in many cases, build on this listings data to make them more useful. Acquisitions are made from a variety of sources and are supplemented with information relating to local events and amenities.

On December 23, 1999, we announced that we signed a multi-year agreement with Network Solutions, Inc., the leading Registrar of Web addresses ending in
 .com, .net and .org, for the use of its Registrar domain name database. Under the terms of the agreement, Metro One will also license its Business Category Thesaurus to Network Solutions for use in the dot com directory-TM-, the Internet's definitive place to find an online business. During the year 2000, Metro One intends to make Network Solutions' domain name registration data available through its Enhanced Directory Assistance services. By dialing 411, callers will be able to request domain names of online businesses throughout the United States and the world, registered in .com, .net and .org.

On February 3, 2000, we announced that we signed an agreement with MapQuest.com. Under the terms of the agreement, Metro One will license MapQuest.com's technology for mapping and detailed turn-by-turn directions for subscribers of Metro One's carrier customers. By providing a street address or city and state information, callers can obtain the most direct route from the point of origin to a destination using a variety of options and formats.

MARKETING

Our marketing is conducted directly with the telecommunications carriers. The marketing process involves a considerable amount of time and attention by our senior management. Our senior management and all of our sales and technical support personnel are based at our corporate headquarters in Beaverton, Oregon. Call center managers also play a key role in maintaining and developing carrier relationships. Some of our contracts provide for customer promotion of the services we provide to their subscribers. In addition, we occasionally assist our carrier customers in the promotion of these services.

We communicate on a regular basis with our existing carrier customers through our quality assurance and customer service programs. We have developed proprietary programs that allow us and our customers to monitor the quality of our performance and the volume and duration of directory assistance and information requests on a real-time basis. These programs also give us an opportunity to learn more about our carriers' evolving needs.

TECHNOLOGY

Our ability to provide enhanced directory assistance and information services is dependent to a great extent on our proprietary technology. Our proprietary software applications enhance our call handling and delivery capabilities and provide the basis for our connectivity features.

We have developed search engines to access information from our databases. We continue to upgrade our operator interface software, database management systems and search engines to increase the access speed and the efficiency and search capability of our operators.

Our call processing systems incorporate programmable switching equipment, host computers, voice response units and database servers. Our advanced technology is based on customized software running Sun Microsystems servers and Excel switching equipment. One of the characteristics of our call processing systems is the ability to take all calls from a carrier's switch and have them run through our switch for the entire length of the call so that we are able to provide a full range of our services to the caller.

We are also monitoring technological advances in the methods of delivery of information and data and are working to insure that our systems are compatible with, and we can take advantage of, these developments. As an example, wireless application protocol (or WAP) allows telephone users with a certain type of telephone to access the Internet. Opportunities that this may present include using the content we have available to us in this new format. We believe that by expanding reliance on the telephone as a source of information, the application of this technology will also benefit our enhanced directory and information services business.

INTELLECTUAL PROPERTY

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights. We have seven U.S. patents issued, including one relating to our StarBack technology and another associated with our turn-by-turn directions service currently in development. We have approximately 18 applications pending for additional U.S. patents. We also have U.S. registered trademarks for, among others, "Metro One Telecommunications," "Metro One," "Enhanced Directory Assistance," "StarBack," "AutoBack" and "NumberBack," and applications pending for U.S. trademark registrations for, among others, "MetroDex," "TeleConcierge," "LocationPro" and "MessageBack."

COMPETITION

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies. Our principal competitors include regional Bell operating companies and other local providers, including GTE Corporation. These carriers provide directory assistance or information services both in and outside their own operating regions. Although we believe that none of these competitors offers a form of directory assistance that incorporates all of our features, they have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours in the future. We also face competition from independent companies seeking to offer forms of enhanced directory assistance and, in some cases, other information services.

We believe the principal competitive factors in the directory assistance market are quality and range of features, technological innovation, experience, responsiveness to customers and price. Historically, we have sought to distinguish ourselves from our competitors based on the quality of our services, the development of useful features, the breadth of the content provided and our extensive national network of call centers.

GOVERNMENT REGULATION

While our business is not directly regulated, it is dependent upon relationships with companies that are regulated by the Federal Communications Commission and state public utility commissions. This regulation applies to all communications common carriers, such as AT&T, the regional Bell operating companies and other long distance and local exchange carriers.

EMPLOYEES

As of December 31, 1999, Metro One had approximately 2,900 employees, approximately 15% of whom were employed on a part-time basis. Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls. None of our employees are subject to a collective bargaining agreement. Our management considers relations with our employees to be good.

We invest significant resources in the recruitment, training and retention of qualified operators. Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility. We also invest considerable resources in personnel motivation, including providing incentive plans for our operators and management and corporate staff.

ITEM 2.        PROPERTIES.

In July 1999, we relocated our principal executive and administrative offices in Beaverton, Oregon. We lease our new headquarters facilities, with approximately 35,000 square feet of space. The lease term extends through 2009. We have subleased our former executive and administrative offices, which have approximately 15,400 square feet of space and a remaining lease term of three years.

We also lease office facilities for our call center operations, which range in size from 3,600 to 15,500 square feet. Currently, we have 29 leases for call center and other remote facilities, with remaining terms up to five years. We believe that expansion of our call center network may require us to lease additional office facilities within the next year. From time to time, we are required to move our call centers or lease additional space to meet expanding volume from existing or new customers.

ITEM 3.        LEGAL PROCEEDINGS.

In August 1999, we commenced an action against a competitor in the United States District Court in Delaware claiming infringement of one of our patents relating to our StarBack feature. The defendant has denied that it is infringing the patent and has asserted that our patent is invalid.

The Company is not aware of any other pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the quarter ended December 31, 1999 to a vote of security holders.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock trades on The Nasdaq National Market(R) under the symbol "MTON." The high and low sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

         1999                                            High            Low
         ----                                           ------          ------
         Quarter ended December 31, 1999                $19.25          $ 8.00
         Quarter ended September 30, 1999                20.00           12.00
         Quarter ended June 30, 1999                     17.63           12.13
         Quarter ended March 31, 1999                    19.44           11.50

         1998                                             High           Low
         ----                                           ------          ------
         Quarter ended December 31, 1998                $13.63          $ 6.13
         Quarter ended September 30, 1998                 8.63            4.75
         Quarter ended June 30, 1998                     13.94            7.00
         Quarter ended March 31, 1998                    12.00            7.75

The approximate number of shareholders of record as of March 15, 2000 was
165. The Company believes it has approximately 4,220 shareholders including an estimate of shareholders with shares held in street name.

The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings from operations for use in the operation and expansion of its business and does not anticipate paying cash dividends with respect to its Common Stock in the foreseeable future. The Company's existing line of credit agreement prohibits the payment of cash dividends in excess of 10% of the Company's tangible net worth.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                        Years Ended December 31,
                                              -----------------------------------------------------------------------------
                                                1999              1998            1997               1996             1995
                                              -------           -------          -------           -------          -------
                                                                  (In thousands, except per share data)
Operations data:
    Revenues                                  $77,831           $45,139          $26,090           $17,834          $13,074
    Direct operating costs                     46,494            23,107           13,017             8,334            7,157
    General and administrative costs           28,711            18,334           11,702             7,615            5,999
    Income (loss) from operations               2,626             3,698            1,371             1,885              (82)
    Net income (loss)                           1,906             3,603            1,432             1,166           (1,724)

    Basic earnings (loss) per share               .17               .33              .13               .13             (.31)
    Diluted earnings (loss) per share             .16               .32              .13               .12             (.31)
    Cash flow from operations                   3,326             6,546            3,293             2,912           (2,252)

Balance sheet data:
    Cash and investments                      $ 9,964           $ 7,570          $ 8,554           $14,137          $ 1,149
    Working capital                            11,750             8,414            9,844            15,012              151
    Total assets                               65,475            36,311           29,125            24,529            8,716
    Long-term obligations                      18,940               719            1,416             1,168            1,466
    Shareholders' equity                       31,979            28,242           23,676            20,981            3,274

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-K relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward looking statements. For a discussion of such risks, see "Issues and Uncertainties." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our Common Stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance(R) contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions and the other factors discussed under the heading "Issues and Uncertainties" in this Item 7.

OVERVIEW

We are a leading independent developer and provider of enhanced directory assistance and information services for the telecommunications industry. We primarily contract with wireless carriers to provide enhanced directory assistance and information services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us. We are also able to offer our services to multiple carriers within the same market. When a carrier's subscribers dial a typical directory assistance number, such as "411," "555-1212" or "00," the calls are answered by our operators identifying the service by that carrier's brand name, such as "AT&T 00 Info," "AirTouch 411 Connect" or "Sprint PCS Directory Assistance."

Each carrier establishes its own directory assistance fee structure for its subscribers. Wireless subscribers typically pay fees ranging from $0.75 to $1.10 plus airtime charges for our services. We bear no subscriber collection risk.

We charge our carriers directly on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our customers. We expect that our average price per call will decrease in 2000 as call volume increases. We believe this reduced pricing better positions us to retain and expand service with existing carrier customers, to attract new wireless and landline carriers, and to achieve greater operating margins over time.

In 2000, we will continue our call center and network build out to prepare for significant new call volume from Nextel Communications, AT&T Wireless Services, ALLTEL Communications and other carriers. We will also continue to opportunistically pursue additional significant new business. This build out will substantially increase our local service coverage and our capacity to process additional call volume.

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

RESULTS OF OPERATIONS

The following table shows selected items of our statements of operations data expressed as a percentage of revenues:

                                                                           Years Ended December 31,
                                                                  ----------------------------------------
                                                                   1999             1998              1997
                                                                  -----            -----             -----
                  Revenues                                        100.0%           100.0%            100.0%
                  Direct operating costs                           59.7             51.2              49.9
                  General and administrative costs                 36.9             40.6              44.9
                                                                  -----            -----             -----
                  Income from operations                            3.4              8.2               5.2
                  Other income                                      0.1              0.6               1.6
                  Interest and loan fees                           (1.0)            (0.6)             (1.3)
                                                                  -----            -----             -----
                  Income before income taxes                        2.5              8.2               5.5
                  Income tax expense                                0.1              0.2               0.0
                                                                  -----            -----             -----
                  Net income                                        2.4              8.0               5.5
                                                                  =====            =====             =====

                  New call centers opened during year                 6                2                 4
                  Call centers in operation at year-end              24               18                16


1999 COMPARED TO 1998

REVENUES. Revenues increased 72.4%, to $77.8 million from $45.1 million. Call volume grew to approximately 141 million calls in 1999 from approximately 71 million calls in 1998. This increase was due primarily to increased call volume under existing contracts and call volume from new contracts that commenced service during the second half of 1998 and the third quarter of 1999.

DIRECT OPERATING COSTS. Direct operating costs consist of call center personnel and data costs. These costs increased 101.2%, to $46.5 million from $23.1 million. This increase was primarily due to servicing increased call volumes and the cost of operating additional call centers in 1999. In addition, during 1999 we elected to take on an increased amount of staffing and infrastructure expenditures in preparation for additional scheduled call volume, some of which did not arrive as anticipated. As a percentage of revenues, direct operating costs increased to 59.7% from 51.2%, due primarily to increased personnel and data costs associated with the start-up of new call centers, the increase in staffing in anticipation of additional call volume from existing customers and a reduction in average price per call.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased 56.6%, to $28.7 million from $18.3 million. This increase resulted primarily from the costs associated with the start-up of new call centers and the investment in infrastructure necessary to support, and the increase in depreciation expense associated with, additional call centers. As a percentage of revenues, general and administrative costs decreased to 36.9% from 40.6%. This decrease resulted primarily from efficiencies associated with the expansion of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 64.9%, to $6.2 million from $3.8 million, due primarily to equipment purchased for new call centers, for upgrades to existing call centers and corporate operations.

OTHER INCOME. Other income for the year ended December 31, 1999 was $128,000 and consisted primarily of interest income of $192,000, offset by losses upon the disposition of assets of $67,000. Other income for the year ended December 31, 1998 was $289,000 and consisted primarily of interest income of $365,000, offset by losses upon the disposition of assets of $73,000.

INTEREST EXPENSE AND LOAN FEES. Interest expense and loan fees increased 150.2%, to $773,000 from $309,000. This increase was attributable to an increase in average debt outstanding during 1999.

INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 1999 was $75,000, for an effective tax rate of approximately 3.8%. Income tax expense for the year ended December 31, 1998 was $75,000, for an effective tax rate of approximately 2.1%. These rates differ from the combined federal and state statutory rate of approximately 38% due primarily to the use of net operating loss carryforwards.

1998 COMPARED TO 1997

REVENUES. Revenues increased 73.0%, to $45.1 million from $26.1 million. Call volume increased to approximately 71 million calls from approximately 42 million calls. This increase was due primarily to increases in call volume under existing contracts and additional call volume from new contracts, offset by decreases in call volume due to the completion of contracts with Ameritech Cellular, BellSouth and Bell Atlantic Mobile.

DIRECT OPERATING COSTS. Direct operating costs increased 77.5%, to $23.1 million from $13.0 million. The increase in direct operating costs was due primarily to increased call volumes and the cost of operating several additional call centers in 1998. As a percentage of revenues, direct operating costs increased to 51.2% from 49.9%, as personnel costs increased due to the continuing build out of our national network of call centers. This increase was partially offset by higher call volumes and the associated operating efficiencies due to improved personnel utilization.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased 56.7%, to $18.3 million from $11.7 million. This increase in costs was due primarily to the support of increased operational activity overall and the costs associated with the opening of several additional call centers in 1998. As a percentage of revenues, general and administrative costs decreased to 40.6% from 44.9%. This decrease resulted primarily from the decreasing investment in corporate services necessary to support additional call centers.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 66.8%, to $3.8 million from $2.3 million, due primarily to equipment purchased for new call centers and upgrades for existing call centers and corporate research and development activities.

OTHER INCOME. Other income for 1998 was $289,000, and consisted of interest income of $365,000, offset primarily by losses on the disposition of assets of $73,000 related to equipment taken out of service during the year. Other income for 1997 was $408,000, and consisted of interest income of $569,000, offset primarily by expenses of $142,000 related to estimated litigation settlement costs and losses on the disposition of assets taken out of service during the year.

INTEREST EXPENSE AND LOAN FEES. Interest expense and loan fees declined 7.5%, to $309,000 from $334,000. This decline was attributable to lower interest rates. Monthly average debt outstanding increased to $1.7 million from $1.6 million.

INCOME TAX EXPENSE. Income tax expense for 1998 was $75,000, for an effective tax rate of approximately 2.1%. Income tax expense for 1997 was $13,000, for an effective tax rate of approximately 0.9%. These rates differ from the combined federal and state statutory rate of approximately 39% due primarily to the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents and investments are recorded at cost that approximates their fair market value. As of December 31, 1999, we had $10.0 million in cash and cash equivalents and investments compared to $7.6 million at December 31, 1998, an increase of $2.4 million primarily from borrowings under credit facilities, less cash used to fund capital expenditures incurred as part of the expansion of our national call center network and capacity. Net borrowings under credit facilities were $21.9 million for the year ended December 31, 1999, and total capital expenditures were $24.4 million for the same period. In addition to borrowings under credit facilities, we have funded the expansion of our call center network with cash on hand, cash provided by operating activities and proceeds from the exercise of options.

Working capital was $11.8 million at December 31, 1999, as compared with $8.4 million at December 31, 1998. Our current ratio was 1.8:1 at December 31, 1999, as compared with 2.1:1 at December 31, 1998.

In December 1999, we entered into a new secured term loan agreement with an equipment financing lender. The loan agreement provided us with $20 million of debt to repay outstanding indebtedness, fund the expansion of our call center network and for other equipment needs. Borrowings under the agreement are repayable over 48 months at a fixed interest rate of 9.29%. Prepayment of outstanding borrowings is allowable at any time for a 1% fee. Substantially all of our fixed assets have been pledged as collateral. Subsequent to December 31, 1999, we increased the availability under this term loan agreement to provide for an additional $15 million of borrowing capacity.

Also during December 1999, we entered into a new line of credit agreement with a commercial bank that replaced prior agreements. The agreement consists of a $10 million revolving line of credit that expires in December 2001. Outstanding borrowings bear interest at the prime rate (8.5% at December 31, 1999) plus a fee of no greater than .75% based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral. The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth. As of December 31, 1999, we did not have any outstanding borrowings under this agreement.

During the third quarter of 1999, we entered into an equipment financing loan agreement with an equipment financing lender. The loan agreement provides us with borrowing capacity to fund the expansion of our call center network and for other equipment needs. The agreement provides for fixed or floating rate borrowings and all assets purchased pursuant to the agreement are pledged as collateral. Borrowings under the agreement have a term of 48 months, and prepayment of outstanding borrowings is allowable after 12 months from the funding date. As of December 31, 1999, we had $4.2 million outstanding at fixed rates ranging from 8.77% to 9.5%.

CASH FLOW FROM OPERATIONS. Net cash provided by operating activities was $3.3 million for the year ended December 31, 1999, resulting primarily from net income, the effect of non-cash depreciation and amortization and increases in accounts receivable and accounts payable. Net cash from operations for 1998 was $6.5 million, resulting primarily from net income and non-cash expense items, such as depreciation and amortization. Net cash from operations was $3.3 million for 1997, resulting primarily from net income and non-cash expense items, such as depreciation and amortization.

CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $23.3 million for the year ended December 31, 1999 and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, investment in corporate operations and our relocation to expanded corporate headquarters. Cash used in investing activities was offset by proceeds from the sale of short-term investments. Cash used in investing activities was $10.6 million for 1998 and was related primarily to capital expenditures for new call centers and the upgrade and expansion of existing call centers and purchase of investments. Cash used in investing activities was $10.1 million for 1997 and was related primarily to capital expenditures for new call centers and the upgrade and expansion of existing call centers.

CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $23.5 million for the year ended December 31, 1999, resulting from the borrowing of $31.8 million under credit facilities and the repayment of $10.2 million of debt obligations, and the receipt of cash proceeds of $1.8 million from the exercise of options. Net cash provided by financing activities for 1998 was $1.6 million resulting primarily from $1.4 million in borrowings against our line of credit and the receipt of cash proceeds of $963,000 from the exercise of warrants and options to purchase common stock. Net cash provided by financing activities for 1997 was $1.2 million resulting primarily from the receipt of net cash proceeds of $993,000 from the exercise of warrants and options to purchase common stock.

FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and to expand our call center and network capacity to serve existing and potential customers; the reduction of outstanding indebtedness; and for general corporate purposes, including possible acquisitions and other corporate development activities and working capital. Under the terms of certain contracts, we are required to open additional call centers in major metropolitan areas. We anticipate that our capital expenditures will be approximately $14 million to $16 million in 2000, resulting primarily from the projected expansion and planned improvements. We believe our existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund our operations through the end of the year 2000.

YEAR 2000 COMPLIANCE. Certain technology hardware and software systems use two-digit fields to score and recognize years, assuming the first two digits of the year are "19" (e.g., the number "99" is recognized as "1999"). This and certain similar protocols give rise to possible problems related to the recognition of dates in years after 1999 - so-called "Year 2000" issues. The Company has concluded a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"). Significant issues were identified by April 1999. All phases were completed prior to December 31, 1999. The Y2K Program included a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products delivered to customers; and (3) third party vendors, manufacturers and suppliers. An assessment was made of the key internal systems, and the systems that were not already Year 2000 ready were modified, upgraded or replaced. The Company assessed its products, and worked with third party vendors, manufacturers and suppliers to identify and resolve Year 2000 issues. The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the future. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although it is not currently anticipated, the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on the Company's business, financial condition and results of operations.

EFFECT OF INFLATION

Inflation did not materially affect our business during the last several years.

ISSUES AND UNCERTAINTIES

We do not provide forecasts of future financial performance. While management is optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our outlook.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS FREQUENTLY VARY SIGNIFICANTLY IN PART DUE TO FACTORS OUTSIDE OUR CONTROL.

In the future, as in the past, our quarterly and annual operating results may vary significantly as a result of a number of factors. We cannot control many of these factors, which include, among others:

- Changes in the telecommunications market, including the addition or withdrawal of carriers from the market, changes in technology and increased competition from existing and new competitors;

- The timing of the commencement of our services under new or existing contracts with our carrier customers, which depend in part on the customers' ability to adapt their networks to allow them to transfer calls to us and bill for call completion;

- The timing and expense of our call center network expansion, including increased staffing and infrastructure expenses related to anticipated new call volume;

-    The addition or expiration of contracts with carrier customers;

- Changes in our or our competitors', customers' or suppliers' pricing policies;

-    Lengthy sales cycles for new and extended contracts;

- Lack of market acceptance or delays or increased development costs related to the introduction of our services or features; and

-    General economic conditions.

For these reasons, you should not rely on period-to-period comparisons of our financial results as an indication of any future results. Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a decline in the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our common stock price.

THE RAPIDLY CHANGING TELECOMMUNICATIONS MARKET COULD UNFAVORABLY AFFECT US.

The telecommunications market is subject to rapid change and uncertainty that may result in competitive situations which could unfavorably affect us. These changes and uncertainties are due to, among other factors:

- Mergers, acquisitions and alliances among carriers and among our competitors, which can result in fewer carriers in the marketplace, lost carrier customers, increased negotiating leverage for newly affiliated carriers and more effective competitors;

- Changes in the regulatory environment, which may affect us directly, by affecting our ability to access and update listings data at a reasonable cost, or indirectly, by restricting our carrier customers' ability to operate or provide a competitive service;

- Increasing availability of alternative methods for delivery of directory assistance and other information services, including the Internet; and

- Evolving industry standards, including frequent technological changes and new product introductions.

WE HAVE A LIMITED NUMBER OF CONTRACTS WITH A SMALL NUMBER OF CARRIER CUSTOMERS. IF WE FAIL TO EXTEND OR REPLACE THESE CONTRACTS, OR IF THESE CONTRACTS ARE TERMINATED PRIOR TO THEIR EXPIRATION, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

A limited number of customers account for substantially all our revenues. For example, our top five customers accounted for approximately 97% of our revenues in 1998 and 1999. Of our two largest customers, Sprint PCS accounted for approximately 38% of our revenues in 1998 and approximately 40% of our revenues in 1999, and AT&T Wireless Services accounted for approximately 17% of our revenues in

1998 and approximately 30% of our revenues in 1999. The parent of Sprint PCS has entered into an agreement to be merged into MCI WorldCom, Inc. Our business would be adversely affected by the loss of either Sprint PCS or AT&T Wireless Services and could be adversely affected by the loss of any other significant customer.

Of our contracts with significant customers, two expire in 2000, one expires in 2001 and the remainder, including Sprint PCS and AT&T Wireless Services, expire in 2002 and beyond. Our contracts contain performance and other standards and may be terminated prior to their scheduled expiration dates in specified circumstances. In addition, Sprint PCS may, on payment of a termination fee, accelerate the termination date of its contract to as early as March 31, 2000, for any or no reason, by notifying us before March 31, 2000.

If we fail to extend or replace our contracts, or our contracts are terminated prior to their expiration, our business could be adversely affected. Although we seek to increase the number of our customers, and maintain good relationships with our existing customers, a small number of companies dominate the telecommunications market. This limits the potential customer base and our expansion opportunities.

WE HAVE A LONG SALES CYCLE WHICH MAY CAUSE DELAYS THAT ADVERSELY AFFECT OUR REVENUE GROWTH AND OPERATING RESULTS.

A customer's decision to contract for our directory assistance and information services involves a significant commitment of technical and other resources. As a result, we have a long sales cycle for both new and extended contracts, particularly with larger customers. The selling process involves demonstrating to the customer the value-added benefits of outsourcing their directory assistance and using our services rather than those of our competitors. Any delays due to lengthy sales cycles could significantly affect our revenue growth and operating results.

OUR OPERATING RESULTS ARE SIGNIFICANTLY AFFECTED BY OUR ABILITY TO ACCURATELY ESTIMATE THE AMOUNT AND TIMING OF CALL VOLUME. THE ACTUAL AMOUNT AND TIMING OF CALL VOLUME IS OFTEN SUBJECT TO FACTORS OUTSIDE OF OUR CONTROL.

Our operating results are significantly affected by costs incurred for staffing and expanding infrastructure. We incur significant staffing and general and administrative costs in anticipation of call volume under our customer contracts. If such call volume does not arrive as scheduled, in the amount anticipated, or at all, our operating results can be adversely affected. For example, during 1999 we expanded our call center operations in anticipation of rolling out service in new markets for several customers. However, due to several factors beyond our control, in some instances the carriers were unable to deliver the anticipated volume of calls as scheduled. This contributed to an increase in our operating expenses without a corresponding increase in revenues from the anticipated call volume.

WE FACE SUBSTANTIAL COMPETITION FROM A NUMBER OF OTHER COMPANIES.

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition. The regional Bell operating companies and GTE Corporation also have the advantageous position of being the local telephone carrier in their area of operation. Some of these companies, including a former enhanced directory assistance customer, Ameritech Cellular, are or may be developing their own versions of expanded directory assistance services. We also face competition from a number of other independent directory assistance providers. If we are unable to compete successfully, it could have an adverse effect on our business, financial condition and results of operations. Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

OUR INABILITY TO ACHIEVE DESIRED PRICING LEVELS COULD ADVERSELY AFFECT OUR PROFITABILITY AND OPERATIONS.

We are subject to competitive pressures with respect to pricing, which could adversely affect our profitability and operations. The prices that we can charge our carrier customers are subject to the terms of our contracts, the changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape. We charge our carriers on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our customers. Generally, our pricing levels have declined and, in the future, will likely continue to decline as call volumes increase. Substantially reduced pricing without a corresponding increase in volume could adversely affect our ability to operate profitably.

WE ARE DEPENDENT ON THE WIRELESS TELECOMMUNICATIONS INDUSTRY, AND A DECREASE IN WIRELESS USAGE BY SUBSCRIBERS COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

Almost all of our business comes from providing enhanced directory assistance and information services to our wireless customers' subscribers. A decrease in wireless usage by subscribers could have an adverse effect on our results of operations. Wireless usage by subscribers appears to be affected by a number of factors, including pricing, safety concerns, reliability and availability of the wireless network, government regulation and reliability and availability of alternative technologies.

WE NEED TO EXPAND CALL VOLUME AND INCREASE EFFICIENCIES IN ORDER TO BE
SUCCESSFUL.

In order to successfully execute our business strategies, we need to increase the volume of calls made to our call center network, while realizing the benefits of operating leverage (that is, revenues growing at a faster rate than operating expenses). We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing customers, in the areas served by our call center network. We have limited experience in the landline market, which is dominated by the regional Bell operating companies and GTE Corporation. If we are unable to expand our wireless business or attract significant landline business, on a cost effective basis or at all, we may be unable to increase profitability or sustain past growth rates.

IF WE ARE UNABLE TO ANTICIPATE CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS AND TO DEVELOP NEW SERVICES AND FEATURES, WE MAY NOT SUCCEED.

Our success depends, in part, on our ability to anticipate changes in technology and industry standards and to develop and introduce new services and features that are accepted by the marketplace and cost effective for us to provide as a part of our overall service offerings. The development of new services and features can be very expensive. Further, given the rapid technological changes, frequent introduction of new products, services and features, and changing consumer demands that characterize our industry, it can be difficult to correctly anticipate future changes in technology and industry standards. If we fail to develop new services and features, encounter difficulties that delay the introduction of such services and features, or incorrectly anticipate future changes and develop services and features that are not accepted by the marketplace or are not cost effective for us to provide as a part of our overall service offerings, we may not succeed at our business.

ALTERNATIVE METHODS FOR DELIVERY OF DIRECTORY ASSISTANCE AND INFORMATION SERVICES COULD REDUCE THE DEMAND FOR OUR SERVICES.

Our business comes primarily from providing enhanced directory assistance and information services to telephone users. However, information can be transmitted in other ways, including more intelligent communications devices and other technologies and protocols, and over the Internet. For example, as the Internet continues to develop and becomes easier to use and access, technologies may be developed that decrease or eliminate the demand for telephone-based or voice-based directory or information services. Widespread acceptance of existing and developing technologies and protocols, such as voice recognition and wireless application protocol, could adversely affect our business. Our call volume could decline dramatically if telephone users change their usage habits and rely on the Internet or other alternatives as their primary source for information.

SYSTEMS FAILURES, DELAYS AND OTHER PROBLEMS COULD HARM OUR REPUTATION AND BUSINESS, CAUSE US TO LOSE CUSTOMERS AND EXPOSE US TO CUSTOMER LIABILITY.

Our success also depends on our ability to provide reliable services. Our operations could be interrupted by any damage to or failure of our network, our connections to third parties, our computer hardware or software or our customers' or suppliers' computer hardware or software. Any such damage or failure could disrupt the operations of our network and the provision of our services and result in the loss of current and potential customers. In addition, as call volume increases, we will need to expand and upgrade our technology and network hardware and software in order to provide services. Capacity limits on our technology and network hardware and software may make it difficult for us to expand and upgrade our systems in a timely and economical manner.

IF WE ARE UNABLE TO OBTAIN OR ADEQUATELY UPDATE DIRECTORY OR INFORMATION CONTENT AT AN ECONOMICAL COST, WE MAY BE UNABLE TO PROVIDE CURRENT LEVELS OF SERVICE OR IMPROVE OUR SERVICE.

Our operations depend on our access to the names, telephone numbers and other information that we supply directly to callers or we use in providing our services. The availability, cost, quality and usefulness of such data varies widely across geographic regions. If we are unable to obtain or update directory or information content at an economical cost, we may be unable to provide current levels of service, improve our enhanced directory assistance service or provide new services and features. Ultimately, the satisfaction of our carrier customers, and our ability to renew and extend our current customer contracts and enter into new customer contracts, depends on the quality of services we provide to the carrier's subscribers. The quality of our services is directly related to the quality of our listings data and other information content.

AS WE RELY ON A LIMITED NUMBER OF SUPPLIERS, AN ABRUPT LOSS OF ANY KEY SUPPLIER COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS OR DELAY OUR DEVELOPMENT EFFORTS.

We rely on some key suppliers to provide us with programming and engineering services and to license us their technology. An abrupt loss of any current key supplier could cause a disruption in our operations or a delay in our development efforts, including our planned expansion of our call center network, and could adversely affect our business operations.

IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN QUALIFIED SENIOR MANAGEMENT, TECHNICAL PERSONNEL AND CALL CENTER OPERATORS, OR OUR CALL CENTER STAFF IS UNIONIZED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

Our success depends to a significant extent on the efforts and abilities of our senior management, technical personnel and call center operators. The loss of the services of our senior management and technical personnel could have a material adverse effect on our business and our ability to meet our strategic objectives. We also depend on the continued service of our call center operators, who we hire from the available labor pool. As we continue to expand our call center network, the ability to attract and retain qualified senior management, technical personnel, operators and other skilled employees is extremely important to the operation of our business. If we are unable to attract and retain qualified individuals, or we are required to pay significantly higher wages and other benefits to such individuals, or if our call center staff is unionized, it could adversely affect our business operations. We find it more difficult to recruit and retain qualified individuals during periods of low unemployment. We may be subject to increasing pressure to offer higher wages and other benefits. In our call center hiring, we may also feel the effects of the telecommunications industry in general, which has widespread union membership among its operators and other workers.

IF WE ARE UNABLE TO USE AND PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PROVIDE SOME OF OUR ENHANCED DIRECTORY ASSISTANCE AND INFORMATION SERVICES OR PROFITABLY OPERATE OUR BUSINESS.

We regard aspects of our enhanced directory assistance and information services and their features and processes to be proprietary. If we are unable to use and protect our intellectual property, we may be unable to provide some of our enhanced directory assistance and information services or profitably operate our business. To a limited extent, we rely on a combination of trade secret, patent and other intellectual property law, nondisclosure agreements and other protective measures to protect our intellectual property. However, these measures may be difficult and costly to meaningfully enforce. In addition, attempts to enforce our intellectual property rights may bring into question the validity of these rights. Litigation with respect to patents or other intellectual property rights can result in substantial costs and diversion of management and other resources.

FUTURE ACQUISITIONS MAY STRAIN OUR OPERATIONS.

We intend to evaluate, and in the future may pursue, acquisition opportunities that are consistent with our business strategy. If we fail to adequately address the financial and operational risks associated with such acquisitions, future acquisitions may adversely harm our business.

These risks can include, among other things:

- Difficulties in assimilating the operations, technology, information systems and personnel of the acquired company, including the inability to maintain uniform standards, controls and policies, and the loss of key employees of the acquired company;

-    Diversion of management's attention from other business concerns;

-    Impairment of relationships with licensors, customers and suppliers;

- Difficulties in entering into markets in which we have no direct prior experience;

- Use of cash resources, potentially dilutive issuances of equity securities and incurrence of additional debt and contingent liabilities; and

- Significant write-offs and amortization expenses related to goodwill and other intangible assets.

IF WE EXPAND OUR BUSINESS INTO INTERNATIONAL MARKETS, WE WILL ENCOUNTER RISKS WHICH COULD ADVERSELY AFFECT US.

We currently operate only in the United States; however, an element of our business strategy is to continue to explore international business opportunities. If we expand into one or more international markets, we will encounter significant risks and uncertainties. These risks and uncertainties include increased operational difficulties arising from, among other things:

- Our ability to attract sufficient business or locate a suitable partner or joint venture candidate to enable us to overcome logistical and economic barriers to entry;

- Our ability and cost to gather sufficient information content and listings data, properly modify our features and services to meet applicable standards, and hire and train personnel;

-    Fluctuations in foreign currency exchange rates; and

-    Political, regulatory and economic developments and cultural differences.

REGULATIONS AFFECTING OUR CUSTOMERS AND SUPPLIERS AND FUTURE REGULATIONS TO WHICH WE MAY BE SUBJECT MAY ADVERSELY AFFECT OUR BUSINESS.

Although we are not directly subject to telecommunications industry regulation, the business of our customers and certain suppliers is subject to regulation that indirectly affects our business. We cannot predict when, or upon what terms and conditions, further regulation or deregulation might occur or the effect of regulation or deregulation on our business.

RESTRICTIONS AND COVENANTS IN OUR LOAN AGREEMENTS LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS AND COULD PREVENT US FROM OBTAINING FUNDS WHEN WE NEED THEM IN THE FUTURE.

Our loan agreements contain a number of significant limitations that will restrict our ability to, among other things, conduct our business and borrow additional money, pay dividends or make other distributions to our shareholders, make investments, create liens on or sell our assets, enter into transaction with affiliates, and engage in mergers or consolidations. These restrictions may limit our ability to obtain future financing, fund needed capital expenditures or withstand a future downturn in our business or the economy. If we violate the restrictions of our loan agreements, our lenders may require us to repay our outstanding indebtedness immediately, which may significantly impair our business.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure needed to maintain and expand our call center and network capabilities, enhance and expand the range of services and features we offer, and respond to competitive pressures and potential opportunities, such as investments, acquisitions and international expansion. We cannot be certain that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities. Moreover, even if we are able to continue our operations, the failure to obtain additional financing could reduce our competitiveness as our competitors may provide better maintained networks or offer an expanded range of services.

OUR STOCK PRICE IS VOLATILE.

The market price of our stock has experienced and is likely to experience significant fluctuations in response to a number of factors. These factors include, among others:

- Announcements of extensions, expirations or changes in our contracts and the opening of new call centers to support such activity;

-    Announcements relating to material events concerning our customers;

-    Actual or anticipated variations in our results of operations;

-    Changes in financial estimates by securities analysts;

-    Obsolescence of technologies that we or our customers use;

-    Introductions of new technologies; and

-    General market conditions.

From January 1, 1999 through December 31, 1999, our stock price fluctuated from $8.00 per share to $20.00 per share and has on several days fluctuated more than 10%. Similar market fluctuations have affected the market prices of equity securities of many telecommunications companies and other public companies generally. These trading prices and valuations may change significantly. In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock. Our stock price may also be adversely affected by general economic, political and market conditions, including interest rate changes and recession.

OUR RESULTS OF OPERATIONS COULD BE IMPACTED BY A SIGNIFICANT INCREASE IN THE RATE OF INFLATION

Inflation has not historically had a material affect on our business. Operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures which could adversely affect our operating results.

OREGON LAW AND PROVISIONS OF OUR CHARTER COULD MAKE THE ACQUISITION OF OUR COMPANY MORE DIFFICULT.

We are authorized to issue up to 10,000,000 shares of preferred stock, and the board of directors has the authority to fix the preferences, limitations and relative rights of those shares without any vote or action by the shareholders. The potential issuance of preferred stock may delay or prevent a change in control of our company, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock. In addition, provisions under Oregon law limit the ability of parties who acquire a significant amount of voting stock to exercise control over our company. These provisions may have the effect of lengthening the time required for a person to acquire control of our company through a proxy contest or the election of a majority of the board of directors and may deter efforts to obtain control of our company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these investments is affected by changes in market interest rates. However, substantially all of our liquid investments mature within six months. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. In addition, we are exposed to interest rate risk primarily through our use of short-term and long-term borrowings to finance operations. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2000 Annual Meeting under the caption of "Management."


ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2000 Annual Meeting under the caption of "Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2000 Annual Meeting under the caption of "Principal Shareholders."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2000 Annual Meeting under the caption of "Certain Transactions."

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS
    --------

 3.1     Third Restated Articles of Incorporation of Metro One
         Telecommunications, Inc. (6)

 3.2     Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1     Form of Enhanced Directory Assistance Agreement (9)

10.2     1994 Stock Incentive Plan (3)

10.5     1995 Employment Agreement with Timothy A. Timmins (8)

10.6 Lease Agreement between and among Petula Associates, Ltd., Koll Creekside Associates and the Company (2)

10.7 Enhanced Directory Assistance Agreement between Sprint Spectrum L.P. and the Company dated October 23, 1996 (5)(12)

10.8     Amendment to 1994 Stock Incentive Plan (4)

10.11 Lease Agreement between and among Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (5)

10.12 Amendment #1 to Specific Agreement between Sprint Spectrum L.P. and the Company dated December 9, 1998 (5)(12)

10.14 Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated May 2, 1997 (9)

10.15 Loan Agreement with General Electric Capital Corporation dated September 10, 1999 (9)

10.16 Loan and Security Agreement between Silicon Valley Bank and the Company dated December 15, 1999

10.17 Loan Agreement with General Electric Capital Corporation dated December 29, 1999

10.18    Amendment to 1995 Employment Agreement with Timothy A. Timmins

23.1 Consent of Deloitte & Touche LLP, independent certified public accountants

27.1     Financial Data Schedule

----------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 dated August 22, 1996, File No. 333-05183.

(2) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, File No. 33-88926-LA.

(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated January 24, 1997, File No. 333-20387.

 (4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 5, 1998, File No. 333-45643.

 (5) Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 31, 1999, Commission No. 0-27024.

 (6) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1998, Commission No. 0-27024.

 (7) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1997, Commission No. 0-27024.

 (8) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated August 20, 1996, Commission No. 0-27024.

 (9) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated October 22, 1999, Commission No. 0-27024.

(10) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated May 14, 1999, Commission No. 0-27024.

(11) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998, Commission No. 0-27024.

(12) Certain portions of Exhibits 10.7, 10.12 and 10.14 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.


(b) REPORTS FILED ON FORM 8-K

During the quarter ended December 31, 1999, the Company filed the following current reports on Form 8-K under Item 5, Other Events:

         Date of Report                               Topics
         --------------                               ------
        November 15, 1999              Metro One Telecommunications Comments
                                               on Earnings Estimates

        November 17, 1999             Metro One Telecommunications Postpones
                                          Public Offering of Common Stock

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


Date:  March 30, 2000



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:


Signature                                Title                                       Date
---------                                -----                                       ----

/s/ Timothy A. Timmins                   President, Chief Executive                  March 30, 2000
-------------------------                Officer and Director
Timothy A. Timmins


/s/ William D. Rutherford                Chairman of the Board of Directors          March 30, 2000
-------------------------
William D. Rutherford


/s/ A. Jean de Grandpre                  Director                                    March 30, 2000
-------------------------
A. Jean de Grandpre


/s/ James M. Usdan                       Director                                    March 30, 2000
-------------------------
James M. Usdan

INDEPENDENT AUDITORS REPORT
--------------------------------------------------------------------------------



To The Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Beaverton, Oregon


We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP
Portland, Oregon
February 4, 2000










        The accompanying notes are an integral part of these statements.


METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF OPERATIONS  (In thousands, except per share amounts)
------------------------------------------------------------------------------------------------------

                                                                        YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1999          1998          1997
                                                                  --------     ---------     ---------
Revenues                                                          $ 77,831     $  45,139     $  26,090
                                                                  --------     ---------     ---------

Costs and expenses:
    Direct operating                                                46,494        23,107        13,017
    General and administrative                                      28,711        18,334        11,702
                                                                  --------     ---------     ---------
                                                                    75,205        41,441        24,719
                                                                  --------     ---------     ---------

Income from operations                                               2,626         3,698         1,371

Other income                                                           128           289           408
Interest and loan fees                                                (773)         (309)         (334)
                                                                  --------     ---------     ---------

Income before income taxes                                           1,981         3,678         1,445
Income tax expense                                                      75            75            13
                                                                  --------     ---------     ---------
Net income                                                        $  1,906     $   3,603     $   1,432
                                                                  ========     =========     =========


Income per common share
    Basic                                                         $    .17     $     .33     $     .13
    Diluted                                                       $    .16     $     .32     $     .13



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS  (In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                   DECEMBER 31,
                                                                                      -------------------------------------
                                                                                             1999                1998
                                                                                      ------------------  -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $            9,564  $           6,063
    Short-term investments                                                                           400              1,507
    Accounts receivable, net of allowance                                                         15,357              7,428
    Prepaid costs and other current assets                                                           985                766
                                                                                      ------------------  -----------------

        Total current assets                                                                      26,306             15,764

Furniture, fixtures and equipment, net                                                            38,225             19,982
Other assets                                                                                         944                565
                                                                                      ------------------  -----------------

                                                                                      $           65,475  $          36,311
                                                                                      ==================  =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            2,909  $           1,501
    Accrued liabilities                                                                            2,390              1,992
    Accrued payroll and related costs                                                              3,839              1,852
    Line of credit payable                                                                             -              1,400
    Current portion of capital lease obligations                                                     159                365
    Current portion of long-term debt                                                              5,259                240
                                                                                      ------------------  -----------------

        Total current liabilities                                                                 14,556              7,350

Capital lease obligations                                                                             17                103
Long-term debt                                                                                    18,923                616
                                                                                      ------------------  -----------------

                                                                                                  33,496              8,069
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,414 and 11,188 shares,
    respectively, issued and outstanding                                                          40,308             38,477
Accumulated deficit                                                                               (8,329)           (10,235)
                                                                                      ------------------  ------------------

Shareholders' equity                                                                              31,979             28,242
                                                                                      ------------------  -----------------

                                                                                      $           65,475  $          36,311
                                                                                      ==================  =================

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY  (In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                           SHAREHOLDERS' EQUITY
                                               ----------------------------------------------------------------------------
                                                           COMMON STOCK
                                               -------------------------------------     (ACCUMULATED        SHAREHOLDERS'
                                                    SHARES              AMOUNT             DEFICIT)             EQUITY
                                               -----------------  ------------------  ------------------  -----------------
Balances at December 31, 1996                             10,693  $           36,251  $          (15,270) $          20,981

Stock options/warrants exercised, net                        183                 993                   -                993
Stock issued for legal settlement                             50                 270                   -                270
Net income                                                     -                   -               1,432              1,432
                                               -----------------  ------------------  ------------------  -----------------

Balances at December 31, 1997                             10,926              37,514             (13,838)            23,676

Stock options/warrants exercised, net                        262                 963                   -                963
Net income                                                     -                   -               3,603              3,603
                                               -----------------  ------------------  ------------------  -----------------

Balances at December 31, 1998                             11,188              38,477             (10,235)            28,242

Stock options/warrants exercised, net                        226               1,831                   -              1,831
Net income                                                     -                   -               1,906              1,906
                                               -----------------  ------------------  ------------------  -----------------

Balances at December 31, 1999                             11,414  $           40,308  $           (8,329) $          31,979
                                               =================  ==================  ==================  =================

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS  (In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         1999                1998                1997
                                                                  ------------------  ------------------  -----------------
Cash flows from operating activities:
    Net income                                                    $            1,906  $            3,603  $           1,432
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                          6,225               3,774              2,263
        Loss on disposal of fixed assets                                          67                  73                 81
        Deferred income taxes                                                     (8)                (42)               (12)
    Changes in certain assets and liabilities:
        Accounts receivable                                                   (7,929)             (2,799)            (1,906)
        Prepaid expenses and other assets                                       (728)                (91)              (238)
        Accounts payable, accrued liabilities and payroll costs                3,793               2,028              1,673
                                                                  ------------------  ------------------  -----------------

           Net cash provided by operating activities                           3,326               6,546              3,293
                                                                  ------------------  ------------------  -----------------
Cash flows from investing activities:
    Capital expenditures                                                     (24,397)             (9,085)           (10,096)
    Purchase of short-term investments                                          (400)             (1,507)                 -
    Maturity of short-term investments                                         1,507                   -                  -
                                                                  ------------------  ------------------  -----------------

           Net cash used in investing activities                             (23,290)            (10,592)           (10,096)
                                                                  ------------------  ------------------  -----------------
Cash flows from financing activities:
    Net proceeds from (repayment of) line of credit                           (1,400)              1,400                  -
    Proceeds from issuance of debt                                            31,800                   -                946
    Repayment of debt                                                         (8,474)                (90)                 -
    Repayment of capital lease obligations                                      (292)               (718)              (719)
    Proceeds from issuance of common stock and exercise
      of warrants and stock options                                            1,831                 963                993
                                                                  ------------------  ------------------  -----------------

           Net cash provided by financing activities                          23,465               1,555              1,220
                                                                  ------------------  ------------------  -----------------

Net increase (decrease) in cash and cash equivalents                           3,501              (2,491)            (5,583)

Cash and cash equivalents, beginning of year                                   6,063               8,554             14,137
                                                                  ------------------  ------------------  -----------------

Cash and cash equivalents, end of year                            $            9,564  $            6,063  $           8,554
                                                                  ==================  ==================  =================

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. We provide enhanced directory assistance services to telecommunications carriers and their customers. Revenues are derived principally through fees charged to telecommunications carriers. We operate call centers located in many metropolitan areas throughout the United States.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.

SHORT-TERM INVESTMENTS. Short-term investments include highly liquid investments such as money market instruments with original maturity dates of three months to one year. We classify our investments as "held-to-maturity" and accordingly record these investments at cost, which approximates fair value.

REVENUE RECOGNITION. Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed. Revenue is recognized as services are provided.

MAJOR CUSTOMERS. In each of the years ended December 31, 1999, 1998 and 1997, twelve customers accounted for substantially all revenue reported and the accounts receivable. Our four largest customers accounted for approximately 40%, 30%, 11% and 11%, respectively, of revenue in 1999. Our five largest customers accounted for approximately 38%, 18%, 17%, 12% and 11%, respectively, of revenue in 1998. Our four largest customers accounted for approximately 25%, 24%, 17% and 16%, respectively, of revenue in 1997. We have not historically incurred significant losses related to our accounts receivable. However, a $10,000 allowance for uncollectible accounts has been provided as of December 31, 1999.

FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenses for repairs and maintenance are expensed as incurred. Capital lease assets were $1,184,000 and $1,323,000 at December 31, 1999 and 1998,
respectively. Accumulated amortization for capital leases is included in accumulated depreciation. In the event that facts and circumstances indicate that the cost of furniture, fixtures and equipment may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

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

EARNINGS PER SHARE. Basic earnings per share was calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share was calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that effect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year. Actual results could differ from those estimates.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES. We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

RECLASSIFICATION. Certain balances in the 1997 and 1998 financial statements have been reclassified to conform with 1999 presentations. Such reclassifications had no effect on results of operations or accumulated deficit.

2.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment by major classification are summarized as follows:


                                                                                                   DECEMBER 31,
                                                                                      -------------------------------------
(In thousands)                                                                               1999                1998
                                                                                      ------------------  -----------------

Equipment                                                                             $           41,578  $          22,824
Furniture and fixtures                                                                             6,610              3,536
Leasehold improvements                                                                             3,729              1,634
                                                                                      ------------------  -----------------
                                                                                                  51,917             27,994

Accumulated depreciation and amortization                                                        (13,692)            (8,012)
                                                                                      ------------------  -----------------

                                                                                      $           38,225  $          19,982
                                                                                      ==================  =================



3.   LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                                   DECEMBER 31,
                                                                                      -------------------------------------
(In thousands)                                                                               1999                1998
                                                                                      ------------------  -----------------

Secured Term Loan                                                                     $           20,000  $               -
Secured Equipment Financing Loans                                                                  4,182                  -
Secured Term Loan                                                                                      -                856
Current portion                                                                                   (5,259)              (240)
                                                                                      ------------------  -----------------

Long-term debt                                                                        $           18,923  $             616
                                                                                      ==================  =================



LOAN AGREEMENTS. In December 1999, we entered into a new secured term loan agreement with an equipment financing lender. The loan agreement provided us with $20 million of debt to repay outstanding indebtedness, fund the expansion of our call center network and for other equipment needs. Borrowings under the agreement are repayable over 48 months at a fixed interest rate of 9.29%. Prepayment of outstanding borrowings is allowable at any time for a 1% fee. Substantially all of our fixed assets have been pledged as collateral. The interest rate on this loan approximates current market rates; thus, the recorded value of this loan is considered to be at fair value.

Also during December 1999, we entered into a new line of credit agreement with a commercial bank that replaced prior agreements. The agreement consists of a $10 million revolving line of credit that expires in December 2001. Outstanding borrowings bear interest at the prime rate (8.5% at December 31, 1999) plus a fee of no greater than .75% based on the ratio of debt to cash flow, and all receivables are

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

pledged to the bank as collateral. The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth. As of December 31, 1999, we did not have any outstanding borrowings under this agreement.

In September 1999, we entered into a new equipment financing loan agreement with an equipment financing lender. The loan agreement provides us with borrowing capacity to fund the expansion of our call center network and for other equipment needs. The agreement provides for fixed or floating rate options and all assets purchased pursuant to the agreement are pledged as collateral. Borrowings under the agreement have a term of 48 months, and prepayment of outstanding borrowings is allowable 12 months after the funding date. As of December 31, 1999, we had $4.2 million in borrowings against this facility, bearing interest at fixed rates ranging from 8.77% to 9.50%. These interest rates approximate current market rates; thus, the recorded value of this loan is considered to be at fair value.

At December 31, 1998, we had in place a $6 million Secured Operating Line of Credit with a commercial bank. Under the terms of the agreement, outstanding borrowings bore interest at prime rate plus 0.25 percent and all of our assets were pledged as collateral. The agreement contained minimum net worth and working capital requirements as well as certain other restrictive covenants, as defined by the agreement, and prohibited the payment of cash dividends. At December 31, 1998, we had $1.4 million in borrowings against this line of credit. In addition, we had a credit facility under which we could borrow up to $2 million to finance purchases of capital equipment. Borrowings bore interest at the prime rate plus 0.50 percent and were secured by the purchased equipment. At December 31, 1998, we had no borrowings against this credit facility.

In 1997, we entered into a $1 million Secured Term Loan agreement with a commercial bank. Under the terms of the agreement, outstanding borrowings bore interest at prime rate plus 0.5 percent. The terms of the loan called for an 18-month interest only accumulation period through August 1998 followed by 42 monthly payments of approximately $27,000 for principal and interest. The agreement contained minimum net worth and working capital requirements as well as certain other restrictive covenants and prohibited the payment of cash dividends. We had $856,000 in borrowings against this credit facility at December 31, 1998. This loan bore an interest rate that approximated current market rates; thus, the recorded value of this loan was considered to be at fair value.

Aggregate long-term debt payments will be $5.3 million in 2000, $5.8 million in 2001, $6.3 million in 2002, and $6.8 million in 2003.

4.   LEASE OBLIGATIONS

We lease operating facilities and equipment under operating leases with unexpired terms of one to ten years. Rental expense for operating leases was approximately $3,497,000, $2,091,000 and $1,388,000 for 1999, 1998 and 1997,
respectively.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Minimum annual rentals for the five years subsequent to 1999 and in the aggregate thereafter are as follows:


                  (In thousands)

                      YEAR ENDING
                     DECEMBER 31,                                  CAPITAL LEASES        OPERATING LEASES
                  ------------------                             ------------------     ------------------
                         2000                                                   176                  4,338
                         2001                                                    17                  3,921
                         2002                                                     -                  3,579
                         2003                                                     -                  3,103
                         2004                                                     -                  1,994
                      Thereafter                                                  -                  3,108
                                                                 ------------------     ------------------

                  Total minimum lease payments                                  193     $           20,043
                                                                                        ==================
                  Less interest portion at rates
                      of 16.7% to 20.7%                                         (17)
                                                                 ------------------
                  Present value of net minimum
                      lease payments, capital leases
                  Portion due within one year                                  (159)
                                                                 ------------------

                  Long-term portion                              $               17
                                                                 ==================


5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. We have authorized 10,000,000 shares of preferred stock for issuance. Our board of directors has the power to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares. No preferred shares were issued or outstanding as of December 31, 1999.

COMMON STOCK OPTIONS AND WARRANTS. We have a Stock Incentive Plan (the "Plan"), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 1999, 2,300,000 shares of common stock were reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted. The option price per share of a non-qualified stock option may be at any price established by the board of directors or a committee thereof established for purposes of administering the plan. Options become exercisable at the times and subject to the conditions prescribed by the board of directors. Generally, options vest over a period of four years and the term of each option may not exceed ten years. Payment for shares purchased pursuant to options may be made in cash or, subject to approval by the board of directors, by delivery of shares of common stock having a market value equal to the exercise price of the options.

In 1999, our stockholders approved the Metro One Telecommunications, Inc. 1999 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. As of December 31, 1999, 150,000 shares of common stock were reserved for issuance under the ESSP.

We have elected to continue to account for stock options according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Plan in the financial statements. If compensation cost on stock options granted in 1999, 1998 and 1997 under this plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in Statement of Financial Accounting Standards ("SFAS") No. 123,

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

"Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:


(In thousands, except
per share amounts)                                               1999                  1998                  1997
                                                                 ----                  ----                  ----

Net income, as reported                                          $1,906                $3,603                $1,432
Diluted earnings per share, as reported                            0.16                  0.32                  0.13

Net income, pro forma                                             1,014                 3,311                 1,048
Diluted earnings per share, pro forma                              0.08                  0.29                  0.10


The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0 for all years; risk-free interest rates of 5.9, 4.5 and 5.7 percent; expected volatility of 73.6, 66.6 and 55.3 percent; and expected life of 4.0 for all years.

A summary of the status of our stock option plan as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below.


(In thousands, except                          1999                           1998                          1997
                                    --------------------------    ---------------------------    --------------------------
  per share amounts)                                 Weighted-                     Weighted-                     Weighted
                                                      Average                       Average                       Average
                                       Shares      Exer. Price        Shares      Exer. Price       Shares      Exer. Price
                                    -------------  -----------    --------------  -----------    -------------  -----------
Outstanding at
   beginning of year                        1,765  $      8.88             1,454  $      8.58            1,291  $      8.55
Granted                                        55        15.76               407        10.07              262         8.57
Exercised                                    (227)        8.08               (62)        8.07              (71)        8.05
Forfeited                                     (50)       11.17               (34)       11.82              (28)        8.40
                                    -------------  -----------    --------------  -----------    -------------  -----------

Outstanding at
   end of year                              1,543  $      9.17             1,765  $      8.88            1,454  $      8.58
                                    =============  ===========    ==============  ===========    =============  ===========

Options exercisable at year-end             1,212                          1,244                         1,183
Weighted-average fair value of
   options granted during the year  $        8.11                 $         4.37                 $        3.15


The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 1999:


                                                Outstanding                                            Exercisable
(In thousands, except    --------------------------------------------------------       -------------------------------------
per share amounts)              Number      Weighted-Average                              Number
     Range of                     of           Remaining         Weighted-Average           of               Weighted-Average
  Exercise Prices               Options  Contractual Life (yrs)   Exercise Price          Options             Exercise Price
------------------       --------------------------------------------------------       -------------------------------------
$     8.05 -  8.05                   814         5.64               $        8.05                   814         $        8.05
$     8.50 - 18.00                   729         8.35               $       10.42                   398         $       10.71
------------------       ---------------         ----               -------------       ---------------         -------------
$     8.05 - 18.00                 1,543         6.92               $        9.17                 1,212         $        8.93
==================       ===============         ====               =============       ===============         =============


METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, 1997, there were outstanding warrants to purchase 114,000 shares of common stock. The warrants were fully exercisable at a price of $2.31 per share, and were exercised on various dates through February 1998. At December 31, 1997, there was an outstanding option to purchase 86,000 shares of common stock. This option was granted prior to the adoption of the Plan, was fully exercisable at a price of $2.31 per share, and was exercised in September 1998.

6.   RELATED PARTIES

We have entered into various capital lease arrangements for furniture, fixtures and equipment with a company owned by a shareholder
(non-officer/director) of the company. These leases bear interest at rates ranging from 16.7% to 20.7% and expire in 2001. Minimum capital lease obligations to this related party totaled $193,000, $533,000 and $740,000 at December 31, 1999, 1998 and 1997, respectively.

7.   OTHER INCOME

Included in other income are certain items that do not relate directly to current ongoing business activity. Included in this classification for the year ended December 31, 1999 are loss on asset dispositions of $67,000; and interest income of $192,000. For the year ended December 31, 1998, other income consisted primarily of loss on asset dispositions of $73,000; and interest income of $365,000. For the year ended December 31, 1997, other income consisted primarily of estimated litigation settlement expenses of $61,000; loss on asset dispositions of $81,000; and interest income of $569,000.

8.     INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:


(In thousands)                             1999                1998                1997
                                    ------------------  ------------------  -----------------

Current:
    Federal                         $                8  $               42  $              12
    State                                           75                  75                 13
                                    ------------------  ------------------  -----------------
                                                    83                 117                 25
                                    ------------------  ------------------  -----------------
Deferred:
    Federal                                         (8)                (42)               (12)
    State                                            -                   -                  -
                                    ------------------  ------------------  -----------------
                                                    (8)                (42)               (12)
                                    ------------------  ------------------  -----------------

Total tax expense                   $               75  $               75  $              13
                                    ==================  ==================  =================


METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At December 31, the significant components of deferred tax assets and liabilities are as follows:


                                                                       DECEMBER 31,
                                                         -------------------------------------
(In thousands)                                                  1999                1998
                                                         ------------------  -----------------

Deferred tax liability:
    Tax depreciation in excess of book                   $            2,707  $           1,487
                                                         ------------------  -----------------

Deferred tax asset:
    Net operating loss carryforwards                     $            5,983  $           5,102
    Expenses not currently deductible                                   396                176
    Tax credit carryforwards                                            127                113
                                                         ------------------  -----------------
    Gross deferred tax assets                                         6,506              5,391
    Valuation allowance                                              (3,894)            (3,817)
                                                         ------------------  -----------------

    Deferred tax assets                                               2,612              1,574
                                                         ------------------  -----------------

    Net deferred tax asset                               $               95  $              87
                                                         ==================  =================


During 1999 and 1998, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions and the other factors. Given the variability in operating results, we will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 1999, we had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the years ended December 31 is as follows:


                                                                         DECEMBER 31,
                                                  ---------------------------------------------------------
                                                         1999                1998                1997
                                                  ------------------  ------------------  -----------------

Federal statutory rate                                         34.0%               35.0%              35.0%
State income taxes, net of federal benefit                      3.9%                3.9%               2.6%
Valuation allowance                                          (36.8)%             (36.7)%            (39.5)%
Other                                                           2.8%              (0.1)%               2.8%
                                                  ------------------  ------------------  -----------------

Effective tax rate                                              3.9%                2.1%               0.9%
                                                  ==================  ==================  =================


METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.     EARNINGS PER SHARE

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," requires dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no adjustments to net income for the calculation of both basic and diluted earnings per shares for all periods.

The calculation of weighted-average outstanding shares is as follows:


                                                                          AVERAGE SHARES
                                                 ---------------------------------------------------------------
(In thousands)                                           1999                  1998                  1997
                                                 --------------------  -------------------   -------------------

Weighted average common shares
   outstanding (used in computing Basic EPS)                   11,391               11,063                10,820
Common stock equivalents                                          597                  211                   141
                                                 --------------------  -------------------   -------------------

Weighted average common shares
   outstanding (used in computing Diluted EPS)                 11,988               11,274                10,961
                                                 ====================  ===================   ===================



10.    BENEFIT PLANS

We have a deferred compensation savings plan for the benefit of our eligible employees. The plan permits certain voluntary employee contributions to be excluded from the employees' current taxable income under the provisions of Internal Revenue Code Section 401(k). Upon reaching the age of twenty-one, each employee becomes eligible to participate in the savings plan six months following the initial date of employment. The employee must also complete at least 500 hours of service in any twelve-month period. Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.

Participants' interest in company contributions to the plan vest over a four-year period. We made contributions of approximately $55,000, $35,000 and $25,000 during 1999, 1998 and 1997, respectively.

11.    STATEMENT OF CASH FLOWS

Supplemental disclosure of Cash Flow information:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
(In thousands)                                                           1999                1998                1997
                                                                  ------------------  ------------------  -----------------

Cash paid for interest expense                                    $              718  $              297  $             318
Cash paid for income taxes                                                        78                  95                 51
Stock issued in settlement of litigation                                           -                   -                270


METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


(In thousands except                                                               QUARTER ENDED
                                                       --------------------------------------------------------------------
per share amounts)                                         MARCH 31           JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                       ----------------  ---------------   ---------------  ---------------

1999
Revenues                                               $         14,175  $        17,469   $        20,469  $        25,718
Direct operating expense                                          7,836           10,509            12,136           16,013
General and administrative expense                                5,653            6,768             7,374            8,916
Income from operations                                              686              192               959              789
Net income                                                          682              105               677              442
Basic earnings per share                                            .06              .01               .06              .04
Diluted earnings per share                                          .06              .01               .06              .04

1998
Revenues                                               $          9,045  $        10,922   $        11,313  $        13,859
Direct operating expense                                          4,793            5,525             5,786            7,003
General and administrative expense                                4,001            4,476             4,622            5,235
Income from operations                                              251              922               904            1,621
Net income                                                          209              901               916            1,577
Basic earnings per share                                            .02              .08               .08              .14
Diluted earnings per share                                          .02              .08               .08              .14
