Form 10-Q
period 2000-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2000-05-15
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 1, 2000: 11,557,446 SHARES, NO PAR VALUE PER SHARE

                       METRO ONE TELECOMMUNICATIONS, INC.

                              INDEX TO FORM 10 - Q

                                                                                  PAGE NO.
                                                                                  --------
PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Statements of Income (Unaudited) for
                  the three months ended March 31, 2000 and 1999                      1

                  Condensed Balance Sheets as of
                  March 31, 2000 (Unaudited) and December 31, 1999                    2

                  Condensed Statements of Cash Flows (Unaudited) for
                  the three months ended March 31, 2000 and 1999                      3

                  Notes to Condensed Financial Statements                             4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                       6

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                   8


PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                    9

                  Signatures                                                         10

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF INCOME (UNAUDITED)
-------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED MARCH 31,
                                                      -------------------------------------
(In thousands, except per share data)                        2000                1999
                                                      ------------------  -----------------
Revenues                                              $           29,711  $          14,175
                                                      ------------------  -----------------

Costs and expenses:
    Direct operating                                              18,523              7,836
    General and administrative                                     9,319              5,653
                                                      ------------------  -----------------
                                                                  27,842             13,489
                                                      ------------------  -----------------

Income from operations                                             1,869                686

Other (expense) income, net                                          (98)                74
Interest and loan fees                                              (609)               (54)
                                                      ------------------  -----------------

Income before income taxes                                         1,162                706
Income tax expense                                                    41                 24
                                                      ------------------  -----------------
Net income                                            $            1,121  $             682
                                                      ==================  =================

Income per common share
    Basic                                             $             .10   $             .06
    Diluted                                           $             .09   $             .06

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               MARCH 31,         DECEMBER 31,
(In thousands)                                                   2000                1999
                                                          ------------------  -----------------
                                                              (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                             $            6,574  $           9,564
    Short-term investments                                                 -                400
    Accounts receivable                                               21,576             15,357
    Prepaid costs and other current assets                               981                985
                                                          ------------------  -----------------

        Total current assets                                          29,131             26,306

Furniture, fixtures and equipment, net                                41,404             38,225
Other assets                                                           1,077                944
                                                          ------------------  -----------------

                                                          $           71,612  $          65,475
                                                          ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                      $            1,771  $           2,909
    Accrued liabilities                                                2,628              2,390
    Accrued payroll and related costs                                  3,441              3,839
    Operating line of credit                                           3,000                  -
    Current portion of capital lease obligations                         127                159
    Current portion of long-term debt                                  6,140              5,259
                                                          ------------------  -----------------

        Total current liabilities                                     17,107             14,556

Capital lease obligations                                                  -                 17
Long-term debt                                                        20,228             18,923
                                                          ------------------  -----------------

                                                                      37,335             33,496
                                                          ------------------  -----------------

Commitments and contingencies                                              -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                            -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,545 and 11,414 shares,
    respectively, issued and outstanding                              41,485             40,308
Accumulated deficit                                                   (7,208)            (8,329)
                                                          ------------------  -----------------

Shareholders' equity                                                  34,277             31,979
                                                          ------------------  -----------------

                                                          $           71,612  $          65,475
                                                          ==================  =================

      The accompanying notes are an integral part of these balance sheets.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
(In thousands)                                                           2000              1999
                                                                      -----------      -----------
Cash flows from operating activities:
    Net income                                                           $  1,121        $     682
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                       2,183            1,232
        Loss on disposal of fixed assets                                      152                1
    Changes in certain assets and liabilities:
        Accounts receivable                                                (6,219)           1,509
        Prepaid expenses and other assets                                    (147)            (443)
        Accounts payable, accrued liabilities and
         payroll and related costs                                         (1,297)           1,183
                                                                      ------------     -----------

           Net cash (used in) provided by operating activities             (4,207)           4,164
                                                                      ------------     -----------

Cash flows from investing activities:
    Capital expenditures                                                   (5,497)          (3,633)
    Maturities of short-term investments                                      400              200
                                                                      -----------      -----------

           Net cash used in investing activities                           (5,097)          (3,433)
                                                                      -----------      -----------

Cash flows from financing activities:
    Payments on operating line of credit                                        -           (1,400)
    Repayment of long term debt                                            (1,262)             (67)
    Repayment of capital lease obligations                                    (49)             (79)
    Proceeds from operating line of credit                                  3,000                -
    Proceeds from issuance of long-term debt                                3,448                -
    Proceeds from exercise of common stock options                          1,177            1,478
                                                                      -----------      -----------

           Net cash provided by (used in) financing activities              6,314              (68)
                                                                      -----------      ------------

Net (decrease) increase in cash and cash equivalents                       (2,990)             663

Cash and cash equivalents, beginning of period                              9,564            6,063
                                                                      -----------      -----------

Cash and cash equivalents, end of period                              $     6,574      $     6,726
                                                                      ===========      ===========

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (IN 000S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
----------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared by management of Metro One Telecommunications, Inc. (the "Company") without audit and in conformity with generally accepted accounting principles for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

2.   INCOME PER SHARE

Basic income per share is based on the weighted average of common shares outstanding. Diluted income per share reflects the dilutive effect of stock options outstanding. Net income for the calculation of both basic and diluted income per share is the same for all periods.

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

                                                          AVERAGE SHARES
                                               --------------------------------------
                                                   THREE MONTHS ENDED MARCH 31,
                                               --------------------------------------
                                                    2000                  1999
                                               ----------------      ----------------
    Weighted average shares
      outstanding -- Basic                              11,493                11,350
    Dilutive effect of stock options                       504                   645
                                               ----------------      ----------------

    Weighted average shares
      outstanding -- Diluted                            11,997                11,995
                                               ----------------      ----------------

The amount of dilution attributable to the stock options, determined by the treasury stock method, is dependent on the average market price of the Company's common stock for each period.

3.   COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to various legal actions and administrative proceedings arising in the ordinary course of business. The Company believes that the disposition of such matters will not have a material adverse effect on its financial position, results of operations or net cash flows.


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                          THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------
                                             2000                  1999
                                      ----------------      ----------------
    Cash paid for:
         Interest                     $           581       $            53
         Income taxes                              10                     5

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS (IN 000S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
----------------------------------------------------------------------------

5.   INCOME TAXES

At December 31, 1999, the Company had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the quarter, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors. Given the variability in operating results, the Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

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

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance-Registered Trademark- ("EDA") contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion of its national call center network, general economic conditions and other factors.

OVERVIEW

         The Company is a leading provider of enhanced telecommunications services, including its EDA, and has ten significant contracts with six different carriers to provide EDA and other services in numerous U.S. metropolitan markets. The Company's recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 128.2% and 109.6%, respectively, in the first quarter of 2000 from the first quarter of 1999, and profits grew to $1,121,000 from $682,000.

         The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding its call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies, and the Company anticipates that it will open additional call centers during 2000 to serve wireless and landline customers. With its increasing size, the Company expects that costs associated with opening each new call center will have a diminishing impact on results of operations.

         To stimulate increased call volume and to attract and expand customer commitments, the Company's strategy has included price discounts based on call volumes. The Company expects that its average price per call will decrease in 2000 as increasing call volumes trigger volume-based pricing discounts. In addition, as the Company enters into additional or new contracts, the average price per call may decrease as the Company attempts to increase market share. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers, to extend service to new wireless and landline carriers and to achieve greater operating margins over time.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of income as a percentage of revenues.

                                                                 Three Months Ended
                                                                      March 31,
                                                              -----------------------------
                                                                 2000             1999
                                                              ------------     ------------
                   Revenues                                        100.0%           100.0%
                   Direct operating costs                           62.3             55.3
                   General and administrative costs                 31.4             39.9
                                                                  ------           ------
                   Income from operations                            6.3              4.8
                   Other (expense) income, net                      (0.3)             0.5
                   Interest and loan fees                           (2.1)            (0.4)
                                                                  ------            -----
                   Income before income taxes                        3.9              4.9
                   Income tax expense                                0.1              0.1
                                                                  ------            -----
                   Net income                                        3.8              4.8
                                                                  ======             ====

COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

         Revenues increased 109.6% to $29.7 million in the first quarter of 2000 from $14.2 million in the first quarter of 1999. This increase was due to significantly increased call volumes. Call volume grew to over 56 million calls in the first quarter of 2000 from approximately 24 million calls during the first quarter of 1999. This increase was due primarily to increased call volumes under existing contracts and additional call volumes from new contracts.

         Direct operating costs increased 136.4% to $18.5 million in the first quarter of 2000 from $7.8 million in the first quarter of 1999. This increase was primarily due to costs associated with increased call volumes and costs of operating additional call centers in 2000. As a percentage of revenues, direct operating costs increased to 62.3% in the first quarter of 2000 from 55.3% in the first quarter of 1999. This increase was due primarily to lower average per call pricing and increased personnel and listings data costs associated with the start-up of new call centers and increased staffing at existing call centers. This increase was partially offset by operating efficiencies associated with higher call volumes.

         General and administrative costs increased 64.9% to $9.3 million in the first quarter of 2000 from $5.7 million in the first quarter of 1999. This increase resulted primarily from additional costs necessary to support new call centers. As a percentage of revenues, general and administrative costs decreased to 31.4% in the first quarter of 2000 from 39.9% in the first quarter of 1999. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's national network of call centers. Depreciation and amortization increased by 77.2% to $2.2 million in the first quarter of 2000 from $1.2 million in the first quarter of 1999 due primarily to equipment purchased for new call centers, upgrades of existing call centers and corporate research and development activities.

         Other expense for the three months ended March 31, 2000 was $98,000 and consisted primarily of loss on disposal of assets offset by interest income. Other income for the three months ended March 31, 1999 was $74,000 and consisted primarily of interest income.

         Interest expense and loan fees increased 1,027.8% to $609,000 from $54,000. This increase was attributable to an increase in average outstanding debt to $25.6 million from $1.2 million. This increase was attributable to borrowings under an equipment financing facility used to finance equipment purchased for existing and new call centers.

         Income tax expense for the three months ended March 31, 2000 was $41,000, for an effective tax rate of approximately 3.5%. Income tax expense for the three months ended March 31, 1999 was $24,000, for an effective tax rate of approximately 3.4%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and investments are recorded at cost, which approximates fair market value. As of March 31, 2000, the Company had $6.6 million in cash and cash equivalents and investments compared to $10.0 million at December 31, 1999, a decrease of $3.4 million primarily from cash used in operating activities, the acquisition of capital equipment and the repayment of debt, offset by proceeds from bank borrowings and from the exercise of options.

         Working capital was $12.0 million at March 31, 2000, compared to $11.8 million at December 31, 1999. This increase is due primarily to working capital provided by the issuance of long-term debt, bank borrowings and proceeds from the exercise of common stock options, offset by the use of cash for capital expenditures and payments on long-term debt.

         CASH FLOW FROM OPERATIONS. Net cash used in operations for the three months ended March 31, 2000 was $4.2 million, resulting primarily from an increase in accounts receivable and a decrease in accounts payable and accrued expenses offset by net income and the effect of non-cash depreciation and amortization. In the first week of April 2000, approximately $3.7 million of additional cash was collected from customers, in accordance with normal payment terms.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $5.1 million for the three months ended March 31, 2000 and was primarily related to capital expenditures for the purchase of equipment for new call centers and the upgrade and expansion of existing call centers.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $6.3 million for the three months ended March 31, 2000 resulting from borrowings on the operating line of credit and the issuance of long-term debt as well as the exercise of common stock options. Cash provided by financing activities was offset by the repayment of debt and capital lease obligations.

         As of March 31, 2000, the Company had $26,368,000 in borrowings with an equipment financing lender used to finance equipment purchases. This borrowing bears interest at various fixed rates ranging from 8.77% to 10.09% and is secured by the purchased equipment. During the quarter, the company increased the availability under this agreement to provide for a total of $40 million of borrowing capacity.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be the build-out of new call centers, including initial operating expenses, the payment of principal and interest on indebtedness and the purchase of equipment and development of technology for the improvement of existing call centers. The Company anticipates that its capital expenditures will be approximately $14 million to $16 million in 2000, resulting primarily from projected expansion and planned improvements. The Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations through the end of fiscal 2000.


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

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         27.1     Financial data schedule

         (b) REPORTS FILED ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

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


                                              Metro One Telecommunications, Inc.
                                              ----------------------------------
                                                         Registrant


Date:    May 12, 2000



                                              /s/  Timothy A. Timmins
                                              ----------------------------------
                                              Timothy A. Timmins
                                              President
                                              Chief Executive Officer