Form 10-Q
period 2000-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2000-08-14
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 10, 2000: 11,672,732 SHARES, NO PAR VALUE PER SHARE.

                       METRO ONE TELECOMMUNICATIONS, INC.


                              INDEX TO FORM 10 - Q

Part I            Financial Information                                                               Page No.
---------------------------------------                                                               --------
Item 1.           Financial Statements

                  Condensed Statements of Income for
                  the three and six months ended June 30, 2000 and 1999                                   1

                  Condensed Balance Sheets as of
                  June 30, 2000 and December 31, 1999                                                     2

                  Condensed Statements of Cash Flows for
                  the six months ended June 30, 2000 and 1999                                             3

                  Notes to Condensed Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           6

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                                       9

Part II           Other Information
-----------------------------------

Item 4.           Submission of Matters to a Vote of Security Holders                                    10

Item 6.           Exhibits and Reports on Form 8-K                                                       10

                  Signatures                                                                             11

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------

(In thousands, except per share data)
                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------         ----------------------------------
                                                    2000                1999                   2000                1999
                                              ----------------    ---------------        ---------------    ---------------
Revenues                                      $         36,589    $        17,469        $        66,300    $        31,644
                                              ----------------    ---------------        ---------------    ---------------

Costs and expenses:
    Direct operating                                    24,036             10,509                 42,559             18,345
    General and administrative                          10,668              6,768                 19,987             12,421
                                              ----------------    ---------------        ---------------    ---------------

                                                        34,704             17,277                 62,546             30,766
                                              ----------------    ---------------        ---------------    ---------------

Income from operations                                   1,885                192                  3,754                878

Other income (expense)                                      40                 41                    (59)               115
Interest expense and loan fees                            (727)              (118)                (1,335)              (172)
                                              ----------------    ---------------        ---------------    ---------------

Income before income taxes                               1,198                115                  2,360                821
Income tax expense                                          42                 10                     83                 34
                                              ----------------    ---------------        ---------------    ---------------

Net income                                    $          1,156    $           105        $         2,277    $           787
                                              ================    ===============        ===============    ===============


Income per common share
    Basic                                     $           . 10    $          . 01        $          . 20    $          . 07
    Diluted                                   $           . 10    $          . 01        $          . 19    $          . 07


        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS (unaudited)
--------------------------------------------------------------------------------

                                                                                           JUNE 30,         DECEMBER 31,
                                                                                      ------------------  -----------------
(In thousands)                                                                               2000                1999
                                                                                      ------------------  -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $            6,991  $           9,564
    Short-term investments                                                                             -                400
    Accounts receivable                                                                           29,796             15,357
    Prepaid costs and other current assets                                                         1,115                985
                                                                                      ------------------  -----------------

        Total current assets                                                                      37,902             26,306

Furniture, fixtures and equipment, net                                                            46,116             38,225
Other assets                                                                                       1,633                944
                                                                                      ------------------  -----------------

                                                                                      $           85,651  $          65,475
                                                                                      ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            4,753  $           2,909
    Accrued liabilities                                                                            2,910              2,390
    Accrued payroll and related costs                                                              5,535              3,839
    Operating line of credit                                                                       5,700                  -
    Current portion of capital lease obligations                                                      85                159
    Current portion of long-term debt                                                              7,470              5,259
                                                                                      ------------------  -----------------

        Total current liabilities                                                                 26,453             14,556

Capital lease obligations                                                                              -                 17
Long-term debt                                                                                    22,959             18,923
                                                                                      ------------------  -----------------

                                                                                                  49,412             33,496
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,638 and 11,414 shares,
    respectively, issued and outstanding                                                          42,291             40,308
Accumulated deficit                                                                               (6,052)            (8,329)
                                                                                      ------------------  -----------------

Shareholders' equity                                                                              36,239             31,979
                                                                                      ------------------  -----------------

                                                                                      $           85,651  $          65,475
                                                                                      ==================  =================

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
(In thousands)                                                                         2000              1999
                                                                                    -----------      -----------
Cash flows from operating activities:
    Net income                                                                      $     2,277        $     787
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
        Depreciation and amortization                                                     4,625            2,650
        Loss on disposal of fixed assets                                                    153                2
        Changes in certain assets and liabilities:
          Accounts receivable                                                           (14,439)             168
          Prepaid expenses and other assets                                                (848)            (534)
          Accounts payable, accrued liabilities
            and payroll and related costs                                                 4,060              570
                                                                                    -----------      -----------

                  Net cash (used in) provided by operating activities                    (4,172)           3,643
                                                                                    -----------      -----------

Cash flows from investing activities:
    Capital expenditures                                                                (12,638)         (11,299)
    Maturities of short-term investments                                                    400              607
                                                                                    -----------      -----------

                  Net cash used in investing activities                                 (12,238)         (10,692)
                                                                                    -----------      -----------

Cash flows from financing activities:
    Payments on operating line of credit                                                 (1,300)          (1,400)
    Repayment of long term debt                                                          (2,745)            (928)
    Repayment of capital lease obligations                                                  (91)            (160)
    Proceeds from operating line of credit                                                7,000                -
    Proceeds from issuance of long-term debt                                              8,992            6,000
    Proceeds from exercise of common stock options                                        1,983            1,728
                                                                                    -----------      -----------

                  Net cash provided by financing activities                              13,839            5,240
                                                                                    -----------      -----------

Net decrease in cash and cash equivalents                                                (2,573)          (1,809)

Cash and cash equivalents, beginning of period                                            9,564            6,063
                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                            $     6,991      $     4,254
                                                                                    ===========      ===========

        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (IN 000S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

The accompanying interim condensed financial statements have been prepared by management of Metro One Telecommunications, Inc. (the "Company") without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

2.   INCOME PER SHARE

Basic income per share is based on the weighted average of common shares outstanding. Diluted income per share reflects the dilutive effect of stock options outstanding. Net income for the calculation of both basic and diluted income per share is the same for all periods.

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

                                                              THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------            -------------------------
                                                                  2000           1999                    2000        1999
                                                                ---------       -------                -------      -------
Weighted average shares outstanding - Basic                        11,581        11,394                 11,538       11,372
Dilutive effect of stock options                                      279           630                    390          638
                                                                ---------       -------                -------      -------

Weighted average shares outstanding - Diluted                      11,860        12,024                 11,928       12,010
                                                                =========       =======                =======      =======


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


4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                               SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------
                                               2000                  1999
                                         ----------------      ----------------
       Cash paid for:
         Interest                        $         1,270        $          129
         Income taxes                                 51                    42

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (IN 000S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
--------------------------------------------------------------------------------


5.   INCOME TAXES

At December 31, 1999, the Company had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the six months ending June 30, 2000, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion and infrastructure investment activities, general economic conditions and other factors. Given the variability in operating results, the Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

6.   FUTURE ACCOUNTING CHANGES

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the Company's first quarter of fiscal year 2001. Management believes this bulletin will not have a significant impact on the Company's financial statements or results of operations.

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

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's Common Stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory
Assistance-Registered Trademark- ("EDA") contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion and infrastructure investment activities, general economic conditions and other factors.

OVERVIEW

         The Company is a leading provider of enhanced telecommunications services, including its EDA, and has significant contracts with six different carriers to provide EDA and other services in numerous U.S. metropolitan markets. The Company's recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 122% and 109%, respectively, in the second quarter of 2000 from the second quarter of 1999, and profits grew to $1,156,000 from $105,000. Call volume and revenues increased 125% and 110%, respectively in the six months ending June 30, 2000 from the six months ending June 30, 1999 and profits grew to $2,277,000 from $787,000.

         The Company expects to continue to increase its share of the directory assistance market by expanding service to existing customers, adding new customers and expanding its call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies. The Company has opened four new call centers in the first six months of 2000 and anticipates that it will open additional call centers, as needed, during 2000 and beyond to serve wireless and landline customers. With its increasing size, the Company expects that costs associated with opening each new call center will have a diminishing impact on results of operations.

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

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of income as a percentage of revenues.

                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                         -----------------------------     -----------------------------
                                             2000             1999             2000             1999
                                         ------------     ------------     ------------     ------------
Revenues                                    100.0%           100.0%           100.0%           100.0%
Direct operating costs                       65.7             60.2             64.2             58.6
General and administrative costs             29.2             38.7             30.1             39.2
                                            -----            -----            -----            -----
Income from operations                        5.2              1.1              5.7              2.8
Other income (expense)                        0.1              0.3             (0.1)             0.3
Interest expense and loan fees               (2.0)            (0.7)            (2.0)            (0.5)
                                            -----            -----            -----            -----
Income before income taxes                    3.3              0.7              3.6              2.6
Income tax expense                            0.1              0.1              0.1              0.1
                                            -----            -----            -----            -----
Net income                                    3.2              0.6              3.5              2.5
                                            =====            =====            =====            =====


COMPARISON OF SECOND QUARTER OF 2000 TO SECOND QUARTER OF 1999

         Revenues increased 109.5% to $36.6 million in the second quarter of 2000 from $17.5 million in the second quarter of 1999. Call volume grew to nearly 70 million calls in the second quarter of 2000 from approximately 31 million calls during the second quarter of 1999. These increases were due primarily to increased call volumes under existing contracts and additional call volumes from new contracts.

         Direct operating costs increased 128.7% to $24.0 million in the second quarter of 2000 from $10.5 million in the second quarter of 1999. This increase was primarily due to staffing and listings data costs associated with increased call volumes. As a percentage of revenues, direct operating costs increased to 65.7% in the second quarter of 2000 from 60.2% in the second quarter of 1999. This increase was due primarily to lower average per call pricing and increased labor rates and associated costs due to a very tight labor market. This increase was partially offset by operating efficiencies associated with higher call volumes. Labor rates paid by the Company are intended to be competitive in the markets where the Company operates. Labor rates in many of these markets have been higher in recent periods due to the robust economy and historically low unemployment rates, which are factors beyond the Company's control. Management intends to do everything within its power to maintain labor rates at reasonable levels going forward, however, it may need to raise labor rates in the future in response to economic conditions beyond its control.

         General and administrative costs increased 57.6% to $10.7 million in the second quarter of 2000 from $6.8 million in the second quarter of 1999. This increase resulted primarily from additional costs necessary to support the Company's increased base of call centers. As a percentage of revenues, general and administrative costs decreased to 29.2% in the second quarter of 2000 from 38.7% in the second quarter of 1999. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's national network of call centers. Depreciation and amortization increased by 78.0% to $2.3 million in the second quarter of 2000 from $1.3 million in the second quarter of 1999 due primarily to equipment purchased for existing and new call centers, for corporate-wide systems support equipment and research and development activities.

         Other income for the three months ended June 30, 2000 and 1999 was $48,000 and $41,000, respectively and consisted primarily of interest income.

         Interest expense and loan fees increased 516.1% to $727,000 in the second quarter of 2000 from $118,000 in the second quarter of 1999. This increase was attributable to an increase in average outstanding debt, during the respective quarters, to $31.9 million from $4.8 million. This increase was attributable to borrowings under an equipment financing facility used to finance equipment purchased for existing and new call centers, for corporate systems support equipment and research and development activities.

         Income tax expense for the three months ended June 30, 2000 was $42,000, consisting primarily of state income taxes, for an effective tax rate of approximately 3.5%. Income tax expense for the three months ended June 30, 1999 was $10,000, for an effective tax rate of approximately 8.7%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

COMPARISON OF THE FIRST SIX MONTHS OF 2000 TO THE FIRST SIX MONTHS OF 1999

         Revenues increased 109.5% to $66.3 million in the first six months of 2000 from $31.6 million in the first six months of 1999. Call volume grew to over 126 million calls in the first six months of 2000 from approximately 56 million calls during the first six months of 1999. This increase was due primarily to increased call volumes under existing contracts and additional call volumes from new contracts.

         Direct operating costs increased 132.0% to $42.6 million in the second quarter of 2000 from $18.3 million in the second quarter of 1999. This increase was primarily due to staffing and listings data costs associated with increased call volumes. As a percentage of revenues, direct operating costs increased to 65.7% in the first six months of 2000 from 60.2% in the first six months of 1999. This increase was due primarily to lower average per call pricing and increased labor rates and associated costs due to a very tight labor market. This increase was partially offset by operating efficiencies associated with higher call volumes. Labor rates paid by the Company are intended to be competitive in the markets where the Company operates. Labor rates in many of these markets have been higher in recent periods due to the robust economy and historically low unemployment rates, which are factors beyond the Company's control. Management intends to do everything within its power to maintain labor rates at reasonable levels going forward, however, it may need to raise labor rates in the future in response to economic conditions beyond its control.

         General and administrative costs increased 60.9% to $20.0 million in the first six months of 2000 from $12.4 million in the first six months of 1999. This increase resulted primarily from additional costs necessary to support the Company's increased base of call centers. As a percentage of revenues, general and administrative costs decreased to 30.1% in the first six months of 2000 from 39.2% in the first six months of 1999. This decrease resulted primarily from operating efficiencies associated with the expansion of the Company's national network of call centers. Depreciation and amortization increased by 78.2% to $4.3 million in the first six months of 2000 from $2.4 million in the first six months of 1999 due primarily to equipment purchased for existing and new call centers, and for corporate-wide systems support equipment and research and development activities.

         Other expense, net for the six months ended June 30, 2000 was $59,000 and consisted primarily of losses on the disposal of fixed assets offset by interest income. Other income, net for the six months ended June 30, 1999 was $115,000 and consisted primarily of interest income.

         Interest expense and loan fees increased 676.2% to $1.3 million in the first six months of 2000 from $172,000 in the first six months of 1999. This increase was attributable to an increase in average debt outstanding to $28.8 million during the first six months of 2000 from 3.0 million during the first six months of 1999.

         Income tax expense for the six months ended June 30, 2000 was $83,000, for an effective tax rate of approximately 3.5%. Income tax expense for the six months ended June 30, 1999 was $34,000, for an effective tax rate of approximately 4.1%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and investments are recorded at cost, which approximates fair market value. As of June 30, 2000, the Company had $7.0 million in cash and cash equivalents compared to $10.0 million at December 31, 1999, a decrease of $3.0 million. This decrease resulted primarily from cash used in operating activities, the acquisition of capital equipment and the repayment of debt, offset by proceeds from bank borrowings and from the exercise of common stock options.

         CASH FLOW FROM OPERATIONS. Net cash used in operations for the six months ended June 30, 2000 was $4.2 million, resulting primarily from an increase in accounts receivable offset by net income and the effect of non-cash depreciation and amortization and an increase in accounts payable and accrued expenses.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $12.2 million for the six months ended June 30, 2000 and was primarily related to capital expenditures for equipment purchased for existing and new call centers, for corporate-wide systems support equipment and research and development activities.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $13.8 million for the six months ended June 30, 2000 resulting from borrowings on the operating line of credit and the issuance of long-term debt as well as the exercise of common stock options. Cash provided by financing activities was offset by the repayment of debt and capital lease obligations.

         As of June 30, 2000, the Company had $30.4 million in borrowings with an equipment financing lender used to finance equipment purchases. This borrowing bears interest at various fixed rates ranging from 8.77% to 10.09% and is secured by the purchased equipment. As of the date of this filing, the Company has additional borrowing capacity under available equipment financing agreements of approximately $21 million. In addition, the Company has a $10.0 million operating line of credit with a bank with available borrowing capacity of $2.3 million as of the date of this filing.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be related to equipment and facilities costs needed to build-out new call centers and expand existing facilities, including initial operating expenses. In addition, the Company expects to invest funds in upgrading and expanding its corporate systems infrastructure in order to support its call center network. Capital will also be used to pay principal and interest on indebtedness. The Company anticipates that its capital expenditures will be approximately $16 to $20 million in 2000, resulting primarily from projected expansion and planned improvements. The level of capital spending will depend on the magnitude of call volume increases and new business, if any. The
Company believes its existing cash and cash equivalents, credit facilities and cash from operations will be sufficient to fund its operations for the next twelve months.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2000, at the Annual Meeting of the Company's Shareholders, the shareholders approved each of the proposals set forth in the Company's Proxy Statement dated May 5, 2000, briefly described below:

     (i) The shareholders were requested to elect the following individuals to the Board of Directors:

               Nominee                     For            Withheld
               -------                     ---            --------
          A. Jean De Grandpre'          8,718,948           24,055
          William D. Rutherford         8,719,098           23,905
          Timothy A. Timmins            8,618,006          124,997
          James M. Usdan                8,719,098           23,905

          All nominees were elected to the Board of Directors.

     (ii) The shareholders were asked to approve the selection of Deloitte & Touche LLP as the Company's independent auditors. The proposal was approved by the shareholders, as 8,716,988 votes were cast for the proposal, 1,885 votes against the proposal and 24,130 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         27.1     Financial data schedule

         (b) REPORTS FILED ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

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

                                           Metro One Telecommunications, Inc.
                                           ----------------------------------
                                                       Registrant

Date:    August 14, 2000

                                           /s/  Duane C. Fromhart
                                           ----------------------------------
                                           Duane C. Fromhart
                                           Vice President, Finance
                                           Principal Accounting Officer