Form 10-Q
period 2000-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2000-11-14
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 8, 2000: 11,692,446 SHARES, NO PAR VALUE PER SHARE.

                       METRO ONE TELECOMMUNICATIONS, INC.

                              INDEX TO FORM 10 - Q

Part I            Financial Information                                                               Page No.
---------------------------------------                                                               --------

Item 1.           Financial Statements (Unaudited)

                  Condensed Statements of Income for
                  the three and nine months ended September 30, 2000 and 1999                             1

                  Condensed Balance Sheets as of
                  September 30, 2000 and December 31, 1999                                                2

                  Condensed Statements of Cash Flows for
                  the nine months ended September 30, 2000 and 1999                                       3

                  Notes to Condensed Financial Statements                                                 4

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                           6

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                                                      10

Part II           Other Information
-----------------------------------

Item 6.           Exhibits and Reports on Form 8-K                                                       10

                  Signatures                                                                             11

METRO ONE TELECOMMUNICATIONS, INC.

Condensed Statements of Income (Unaudited)
--------------------------------------------------------------------------------

(In thousands, except per share data)           THREE MONTHS ENDED SEPTEMBER 30,           NINE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------       ----------------------------------
                                                    2000                1999                   2000                1999
                                              ----------------    ----------------       -----------------  ---------------

Revenues                                      $         42,953    $        20,469        $       109,253    $        52,113
                                              ----------------    ---------------        ---------------    ---------------

Costs and expenses:
    Direct operating                                    26,879             12,136                 69,439             30,481
    General and administrative                          12,219              7,374                 32,205             19,795
                                              ----------------    ---------------        ---------------    ---------------

                                                        39,098             19,510                101,644             50,276
                                              ----------------    ---------------        ---------------    ---------------

Income from operations                                   3,855                959                  7,609              1,837

Other income (expense), net                                 50                 (3)                    (8)               112
Interest expense and loan fees                            (931)              (253)                (2,267)              (425)
                                              ----------------    ---------------        ---------------    ---------------

Income before income taxes                               2,974                703                  5,334              1,524
Income tax expense                                         210                 26                    293                 60
                                              ----------------    ---------------        ---------------    ---------------

Net income                                    $          2,764    $           677        $         5,041    $         1,464
                                              ================    ===============        ===============    ===============

Income per common share

    Basic                                     $            .24    $           .06        $           .44    $           .13
    Diluted                                   $            .23    $           .06        $           .42    $           .12



The accompanying notes are an integral part of these condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

Condensed Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                                         SEPTEMBER 30,       DECEMBER 31,
(In thousands)                                                                               2000                1999
                                                                                      ------------------  -----------------

ASSETS

Current assets:
    Cash and cash equivalents                                                         $            6,277  $           9,564
    Short-term investments                                                                             -                400
    Accounts receivable                                                                           39,323             15,357
    Prepaid costs and other current assets                                                         1,493                985
                                                                                      ------------------  -----------------

        Total current assets                                                                      47,093             26,306

Furniture, fixtures and equipment, net                                                            50,952             38,225
Other assets                                                                                       2,223                944
                                                                                      ------------------  -----------------

                                                                                      $          100,268  $          65,475
                                                                                      ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            6,224  $           2,909
    Accrued liabilities                                                                            5,110              2,390
    Accrued payroll and related costs                                                              4,791              3,839
    Operating line of credit                                                                      11,500                  -
    Current portion of capital lease obligations                                                      49                159
    Current portion of long-term debt                                                              8,647              5,259
                                                                                      ------------------  -----------------

        Total current liabilities                                                                 36,321             14,556

Capital lease obligations                                                                              -                 17
Long-term debt                                                                                    24,616             18,923
                                                                                      ------------------  -----------------

                                                                                                  60,937             33,496
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,677 and 11,414 shares,
    respectively, issued and outstanding                                                          42,619             40,308
Accumulated deficit                                                                               (3,288)            (8,329)
                                                                                      ------------------  -----------------

Shareholders' equity                                                                              39,331             31,979
                                                                                      ------------------  -----------------

                                                                                      $          100,268  $          65,475
                                                                                      ==================  =================

The accompanying notes are an integral part of these condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

Condensed Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
(In thousands)                                                                         2000              1999
                                                                                    -----------      -----------

Cash flows from operating activities:
    Net income                                                                      $     5,041      $     1,464
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
       Depreciation and amortization                                                      7,422            4,293
       Loss on disposal of fixed assets                                                     148               48
       Changes in certain assets and liabilities:
           Accounts receivable                                                          (23,966)          (1,272)
           Prepaid expenses and other assets                                             (1,823)            (608)
           Accounts payable, accrued liabilities
               and payroll and related costs                                              6,987            2,058
                                                                                    ------------     -----------

                  Net cash (used in) provided by operating activities                    (6,191)           5,983
                                                                                    ------------     -----------

Cash flows from investing activities:
    Capital expenditures                                                                (20,261)         (17,929)
    Maturities of short-term investments                                                    400            1,107
                                                                                    -----------      -----------

                  Net cash used in investing activities                                 (19,861)         (16,822)
                                                                                    -----------      -----------

Cash flows from financing activities:
    Payments on operating line of credit                                                 (6,800)          (1,400)
    Repayment of long term debt                                                          (4,549)          (1,142)
    Repayment of capital lease obligations                                                 (127)            (234)
    Proceeds from operating line of credit                                               18,300                -
    Proceeds from issuance of long-term debt                                             13,630            9,250
    Proceeds from exercise of common stock options                                        2,311            1,793
                                                                                    -----------      -----------

                  Net cash provided by financing activities                              22,765            8,267
                                                                                    -----------      -----------

Net decrease in cash and cash equivalents                                                (3,287)          (2,572)

Cash and cash equivalents, beginning of period                                            9,564            6,063
                                                                                    -----------      -----------

Cash and cash equivalents, end of period                                            $     6,277      $     3,491
                                                                                    ===========      ===========


           The accompanying notes are an integral part of these
                       condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (IN 000S, EXCEPT PER SHARE AMOUNTS, UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by management of Metro One Telecommunications, Inc. (the "Company") without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. These condensed financial statements and notes thereto should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim periods or the entire fiscal year.

2.   INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding. Diluted income per share reflects the dilutive effect of stock options outstanding. Net income for the calculation of both basic and diluted income per share is the same for all periods.

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                            -------------                      -------------

                                                        2000            1999                2000           1999
                                                     -----------     -----------        -----------     -----------

Weighted average shares outstanding - Basic               11,648          11,405             11,581          11,383
Dilutive effect of stock options                             336             611                371             629
                                                     -----------     -----------        -----------     -----------

Weighted average shares outstanding - Diluted             11,984          12,016             11,952          12,012
                                                     ===========     ===========        ===========     ===========


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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------------
    Cash paid for:                                                            2000                  1999
                                                                         ----------------      ----------------
         Interest                                                        $         2,198       $         347
                                                                                     159                  59

5.   INCOME TAXES

At December 31, 1999, the Company had approximately $15.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the nine months ending September 30, 2000, the Company reduced its deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion and infrastructure investment activities, changes in labor and unemployment rates, general economic conditions and other factors. Given the variability in operating results, the Company will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

6.   SUBSEQUENT EVENT

In November 2000, the Company entered into a definitive agreement with Sonera Media Holding B.V. ("Sonera"), a wholly owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera will purchase four million newly-issued shares of the Company's common stock at a price of $17.00 per share, for an aggregate price of $68 million and an approximate 25.5% ownership position. Under terms of the agreement, Sonera will gain representation on the Company's Board of Directors and can further acquire up to an aggregate 33% ownership position. In addition, the two companies have agreed to start a business co-operation, to be documented by a future agreement, aiming to further develop enhanced directory and other information services. The agreement is expected to close in December 2000. The transaction is subject to regulatory filings and possibly other approvals.

7.   FUTURE ACCOUNTING CHANGES

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

         Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of the Company's common stock. The Company's quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance-Registered Trademark-("EDA") contracts, increased competition, changes in pricing policies by the Company or its competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of the Company's products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the Company's expansion and infrastructure investment activities, changes in labor and unemployment rates, general economic conditions and other factors, including but not limited to, factors detailed in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

         The Company is a leading provider of enhanced telecommunications services, including its EDA, and has significant contracts with six different carriers to provide EDA and other services in numerous U.S. markets. The Company's recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 123% and 110%, respectively, in the third quarter of 2000 from the third quarter of 1999, and profits grew to $2,764,000 from $677,000. Call volume and revenues increased 124% and 110%, respectively in the nine months ending September 30, 2000 from the nine months ending September 30, 1999 and profits grew to $5,041,000 from $1,464,000.

         The Company's marketing strategy includes efforts to increase its share of the directory assistance and information services markets by expanding services to existing customers, adding new customers and expanding its call center network into new geographic markets. The Company has had ongoing business discussions about new contracts with other telecommunications companies. The Company opened four new call centers in the first nine months of 2000 and anticipates that it will open additional call centers or expand or relocate existing call centers, as needed, during 2000 and beyond to serve wireless and landline customers. With its increasing size, the Company expects that costs associated with opening each new call center should have a diminishing impact on results of operations.

         To stimulate increased call volume and to attract and expand customer commitments, the Company's strategy has included price discounts based on call volumes. The Company expects that its average price per call will continue to decrease in the remainder of 2000 and into 2001 as increasing call volumes trigger volume-based pricing discounts. In addition, as the Company enters into additional or new contracts, the average price per call may decrease as the Company attempts to increase market share. The Company believes that its reduced pricing better positions the Company to retain and expand service with existing carrier customers, to extend service to new wireless and landline carriers and to achieve greater operating margins over time.

RECENT EVENTS

In November 2000, the Company entered into a definitive agreement with Sonera Media Holding B.V. ("Sonera"), a wholly owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera will purchase four million newly-issued shares of the Company's common stock at a price of $17.00 per share, for an aggregate price of $68 million and an approximate 25.5% ownership position. Under terms of the agreement, Sonera will gain representation on the Company's Board of Directors and can further acquire up to an aggregate 33% ownership position. In addition, the two companies have agreed to start a business co-operation, to be documented by a future agreement, aiming to further develop enhanced directory and other information services. The Company intends to utilize the cash received to retire approximately $35 million of debt, to further expand its infrastructure and capacity through expansion of existing call centers and new call centers in selected markets and for other corporate purposes. The agreement is expected to close in December 2000. The transaction is subject to regulatory filings and possibly other approvals.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the items of the Company's statements of income as a percentage of revenues.

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                            ---------------------------------     ---------------------------------
                                                  2000              1999               2000              1999
                                            ----------------  ---------------     ---------------  ----------------
Revenues                                          100.0%            100.0%              100.0%           100.0%
Direct operating costs                             62.6              59.3                63.6             58.5
General and administrative costs                   28.4              36.0                29.5             38.0
                                                  -----             -----               -----            -----
Income from operations                              9.0               4.7                 6.9              3.5
Other income (expense), net                         0.1              (0.1)               (0.0)             0.2
Interest expense and loan fees                     (2.2)             (1.2)               (2.0)            (0.8)
                                                  -----             -----               -----            -----
Income before income taxes                          6.9               3.4                 4.9              2.9
Income tax expense                                  0.5               0.1                 0.3              0.1
                                                  -----             -----               -----            -----
Net income                                          6.4               3.3                 4.6              2.8
                                                  =====             =====               =====            =====


COMPARISON OF THIRD QUARTER OF 2000 TO THIRD QUARTER OF 1999

         Revenues increased 109.8% to $43.0 million in the third quarter of 2000 from $20.5 million in the third quarter of 1999. Call volume grew to over 83 million calls in the third quarter of 2000 from approximately 37 million calls during the third quarter of 1999. These increases resulted primarily from rollouts of new markets with existing customers, increased usage of the Company's services by subscribers and overall growth in the wireless phone market.

         Direct operating costs increased 121.5% to $26.9 million in the third quarter of 2000 from $12.1 million in the third quarter of 1999. This increase was primarily due to increased staffing and listings data costs associated with increased call volumes. As a percentage of revenues, direct operating costs increased to 62.6% in the third quarter of 2000 from 59.3% in the third quarter of 1999. This increase was due primarily to lower average per call pricing, increased employee turnover and increased labor rates and associated costs due to a tight labor market. This increase was partially offset by operating efficiencies associated with higher call volumes. Labor rates paid by the Company are intended to be competitive in the markets where the Company operates. Labor rates in many of these markets have been higher in recent periods due to the robust economy and historically low unemployment rates, which are factors beyond the Company's control. Management's efforts are focused on maintaining labor rates at reasonable levels going forward, however, it may be necessary to raise labor rates in the future in response to economic conditions beyond management's control.

          General and administrative costs increased 65.7% to $12.2 million in the third quarter of 2000 from $7.4 million in the third quarter of 1999. This increase resulted primarily from additional costs necessary to support the Company's increased base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 28.4% in the third quarter of 2000 from 36.0% in the third quarter of 1999. This decrease resulted primarily from improved operating efficiencies achieved by leveraging fixed costs associated with the Company's national network of call centers. Depreciation and amortization increased by 65.7% to $2.5 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999 due primarily to equipment purchased for existing and new call centers, for corporate systems support equipment and product development activities.

         Other income, net for the three months ended September 30, 2000 was $50,000 and consisted primarily of interest income offset by net losses on the disposal of assets. Other expense, net for the three months ended September 30, 1999 was $3,000 and consisted primarily of net losses on disposal of fixed assets offset by interest income.

         Interest expense and loan fees increased 268.0% to $931,000 in the third quarter of 2000 from $253,000 in the third quarter of 1999. This increase was attributable to an increase in average outstanding debt during the respective quarters, to $38.5 million from $8.7 million. This increase was attributable to borrowings under an equipment financing facility used to finance equipment purchased for existing and new call centers, for corporate systems support equipment and product development activities.

         Income tax expense for the three months ended September 30, 2000 and 1999 was $210,000 and $26,000, respectively and consisted primarily of state income taxes. The increase in tax expense was a result of increased pre-tax income as well as the exhaustion of net operating loss carryforwards in certain states in which the Company operates. The Company's effective tax rates for the three months ended September 30, 2000 and 1999 were 7.1% and 3.7%, respectively. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of federal and state net operating loss carryforwards.

COMPARISON OF THE FIRST NINE MONTHS OF 2000 TO THE FIRST NINE MONTHS OF 1999

         Revenues increased 109.6% to $109.3 million in the first nine months of 2000 from $52.1 million in the first nine months of 1999. Call volume grew to approximately 210 million calls in the first nine months of 2000 from approximately 94 million calls during the first nine months of 1999. This increase was due primarily to increased call volumes under existing contracts and additional call volumes from new contracts entered into in 1999.

         Direct operating costs increased 127.8% to $69.4 million in the first nine months of 2000 from $30.5 million in the first nine months of 1999. This increase was primarily due to staffing and listings data costs associated with increased call volumes. As a percentage of revenues, direct operating costs increased to 63.6% in the first nine months of 2000 from 58.5% in the first nine months of 1999. This increase was due primarily to lower average per call pricing, increased employee turnover and increased labor rates and associated costs due to a tight labor market. This increase was partially offset by operating efficiencies associated with higher call volumes. Labor rates paid by the Company are intended to be competitive in the markets where the Company operates. Labor rates in many of these markets have been higher in recent periods due to the robust economy and historically low unemployment rates, which are factors beyond the Company's control. Management's efforts are focused on maintaining labor rates at reasonable levels going forward, however, it may be necessary to raise labor rates in the future in response to economic conditions beyond management's control.

         General and administrative costs increased 62.7% to $32.2 million in the first nine months of 2000 from $19.8 million in the first nine months of 1999. This increase resulted primarily from additional costs necessary to support the Company's increased base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 29.5% in the first nine months of 2000 from 38.0% in the first nine months of 1999. This decrease resulted primarily from improved operating efficiencies achieved by leveraging fixed costs associated with the Company's national network of call centers. Depreciation and amortization increased by 73.4% to $6.9 million in the first nine months of 2000 from $4.0 million in the first nine months of 1999 due primarily to equipment purchased for existing and new call centers, and for corporate systems support equipment and product development activities.

         Other expense, net for the nine months ended September 30, 2000 was $8,000 and consisted primarily of losses on the disposal of fixed assets offset by interest income. Other income, net for the nine months ended September 30, 1999 was $112,000 and consisted primarily of interest income.

         Interest expense and loan fees increased 433.4% to $2.3 million in the first nine months of 2000 from $425,000 in the first nine months of 1999. This increase was attributable to an increase in average debt outstanding to $32.0 million during the first nine months of 2000 from $4.9 million during the first nine months of 1999.

         Income tax expense for the nine months ended September 30, 2000 was $293,000, for an effective tax rate of approximately 5.5%. Income tax expense for the nine months ended September 30, 1999 was $60,000, for an effective tax rate of approximately 3.9%. These rates differ from the combined federal and state statutory rate of approximately 39% due to the use of federal and state net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents and investments are recorded at cost, which approximates fair market value. As of September 30, 2000, the Company had $6.3 million in cash and cash equivalents compared to $10.0 million at December 31, 1999, a decrease of $3.7 million. This decrease resulted primarily from cash used in operating activities, the acquisition of capital equipment and the repayment of debt, offset by net income, proceeds from borrowings and from the exercise of common stock options.

         CASH FLOW FROM OPERATIONS. Net cash used in operations for the nine months ended September 30, 2000 was $6.2 million, resulting primarily from an increase in accounts receivable offset by net income and the effect of non-cash depreciation and amortization and an increase in accounts payable and accrued expenses.

         CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $19.9 million for the nine months ended September 30, 2000 and was primarily related to capital expenditures for equipment purchased for existing and new call centers, for corporate systems support equipment and product development activities.

         CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $22.8 million for the nine months ended September 30, 2000 resulting from borrowings on the operating line of credit and the issuance of long-term debt as well as the exercise of common stock options. Cash provided by borrowings under the Company's credit facilities was offset by the repayment of debt and capital lease obligations.

         As of September 30, 2000, the Company had $33.3 million in borrowings with an equipment-financing lender used to finance equipment purchases. This borrowing bears interest at various fixed rates ranging from 8.77% to 10.09% and is secured by the purchased equipment. As of the date of this filing, the Company has additional borrowing capacity under available equipment financing agreements of approximately $16.5 million.

         During the third quarter of 2000, the Company negotiated an increase of $5.0 million to its operating line of credit with a bank, from $10.0 million of available borrowing to $15.0 million. This increase is effective through December 31, 2000. The Company is in the process of renegotiating its line of credit to effect a long-term increase to $15.0 million. As of the date of this filing, the Company has $10.5 million of available borrowing capacity under the operating line of credit.

         As of September 30, 2000, the Company was out of compliance with the debt-to-equity ratio covenant in its line of credit agreement with the bank. The Company has subsequently obtained a waiver of this covenant violation and has reduced the amount outstanding on the line of credit by $7.0 million, from $11.5 million to $4.5 million as of the date of this filing.

         FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of capital are expected to be related to equipment and facilities costs needed to build-out new call centers and expand existing facilities, including initial operating expenses. In addition, the Company expects to invest funds in upgrading and expanding its corporate systems infrastructure in order to support its call center network. Capital will also be used to pay principal and interest on indebtedness. The Company anticipates that its capital expenditures will total approximately $24 to $26 million for the year 2000, resulting primarily from projected expansion and planned improvements.

         In November 2000, the Company entered into a definitive agreement with Sonera a world leader in developing and providing mobile value-added services, whereby Sonera will purchase four million newly-issued shares of the Company's common stock at a price of $17.00 per share. The purchase of common stock by Sonera will be in an aggregate amount of $68 million. After paying costs of the transaction and retiring approximately $35 million of debt, the Company intends to utilize the remaining approximately $30 million for infrastructure and capacity expansion as well as for other corporate purposes. The agreement is expected to close in December 2000. The transaction is subject to regulatory filings and possibly other approvals.

         The Company believes its existing cash and cash equivalents, credit facilities and cash from operations and the investment by Sonera will be sufficient to fund its operations for the next twelve months.

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

PART II.          OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         27.1     Financial data schedule

         (b) REPORTS FILED ON FORM 8-K

         There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

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

                                             Metro One Telecommunications, Inc.
                                             ----------------------------------
                                                         Registrant

Date:    November 14, 2000

                                             /s/  Duane C. Fromhart
                                             ----------------------------------
                                             Duane C. Fromhart
                                             Vice President, Finance
                                             (Principal Accounting Officer)