Form 10-K
period 2000-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2001-04-02
CIK 920990

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       or
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ................. to .....................

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of registrant's common stock held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq stock market on March 16, 2001, was $428,061,094.

     The number of shares outstanding of the registrant's Common Stock, as of March 16, 2001, was 15,958,966.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for its 2001 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year end, are incorporated by reference into Part III of this Report.

                       METRO ONE TELECOMMUNICATIONS, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



                                                                                    Page No.
                                     PART I

Item 1            Business                                                                 3

Item 2            Properties                                                               9

Item 3            Legal Proceedings                                                        9

Item 4            Submission of Matters to a Vote
                  of Security Holders                                                      9

                                     PART II

Item 5            Market for Registrant's Common Equity and
                  Related Stockholder Matters                                             10

Item 6            Selected Financial Data                                                 11

Item 7            Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                        11

Item 7A           Quantitative and Qualitative Disclosures
                  about Market Risk                                                       20

Item 8            Financial Statements and Supplementary Data                             20

Item 9            Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure                                  20

                                    PART III

Item 10           Directors and Executive Officers of the Registrant                      20

Item 11           Executive Compensation                                                  20

Item 12           Security Ownership of Certain Beneficial
                  Owners and Management                                                   20

Item 13           Certain Relationships and Related Transactions                          20

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K                                                 21

                  Signatures                                                              23


                                     PART I


ITEM 1.        BUSINESS.

Metro One is a leading developer and provider of enhanced directory assistance and information services for the telecommunications industry. We primarily contract with wireless carriers to provide our services to their subscribers. In 1989, we opened our first call center and began testing and offering our enhanced directory assistance and information services. In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier's subscribers on a charge per call basis. Our customers include many of the leading wireless telecommunications carriers such as Sprint PCS, AT&T Wireless Services, Nextel Communications, Verizon Wireless, Cingular Wireless and ALLTEL Communications. In addition, we have expanded into the landline telecommunications market and provide our services to regional competitive local exchange carriers.

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

WIRELESS TELECOMMUNICATIONS. The U.S. wireless telecommunications market has experienced dramatic growth over the last decade. This growth has been largely due to technological advances that give callers affordable, high-quality mobile services. According to industry analysts, the number of wireless subscribers in the United States approached 110 million at the end of 2000, and experts estimate that by 2005 there will be over 1.26 billion wireless phone users around the world. A relatively small number of carriers dominate the wireless telecommunications market. In terms of estimated number of subscribers, the largest U.S. wireless carriers include AT&T Wireless Services, Cingular Wireless, and Verizon Wireless. Other nationwide carriers include Sprint PCS and Nextel Communications.

In each of the major U.S. markets, at least five carriers compete for wireless subscribers. As a result, carriers are seeking to differentiate themselves from their competitors. While price continues to be an important competitive factor, carriers increasingly focus on value-added services and features as a means of differentiating themselves.

LANDLINE TELECOMMUNICATIONS. The U.S. landline telecommunications market is significantly larger than the U.S. wireless market. For example, in 1999, domestic landline services generated approximately $221 billion in revenues as compared to approximately $48 billion in revenues generated by wireless services, according to the Federal Communications Commission. Like the wireless market, the landline market is dominated by a relatively small number of major carriers. Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and competitive local exchange carriers, such as Time Warner and Integra Telecom. Carriers providing long distance service include AT&T, MCI WorldCom and Sprint Corp.

Local and long distance carriers competing in each other's markets as well as against newer and smaller independent carriers have added to competition in the landline market. With deregulation, the entry of new landline competitors and the increasing affordability of wireless services, subscribers who were historically bound to local carriers as a matter of geography are now increasingly able to choose their carriers. Of note, the competitive local exchange carrier segment of the landline telecommunications industry is rapidly growing. These companies compete with incumbent local carriers to provide a variety of services, including local, long distance and Internet and other data services. The Yankee Group estimates that the competitive local exchange industry generated revenues of $6 billion in 1999 and will generate $16 billion in 2002. As a result, the landline telecommunications market is rapidly becoming subscriber-based and carriers must find ways to differentiate their services to attract and retain subscribers. In addition, to maintain operational focus, competitive local exchange carriers often outsource non-core operations, including directory assistance services. While many incumbent carriers provide directory assistance services on an outsourced basis, the competitive local exchange carriers may prefer to outsource their directory assistance needs to independent companies rather than use the services of their competitors.

INTERNATIONAL TELECOMMUNICATIONS. The international telecommunications market is characterized by increasing privatization, competition and, in the wireless market, rapid growth. As governments privatize their national telecommunications companies, these companies face increased competition from large international carriers who have access to and interest in the newly opened markets. According to the International Telecommunications Union, an international telecommunications industry group, the worldwide wireless industry generated $154 billion in revenue in 1998 and is projected to grow to $315 billion in revenue by 2002. As a whole, the worldwide telecommunications services market generated over $744 billion in revenue in 1998 and is expected to grow to $925 billion in revenue by 2002, according to the International Telecommunication Union.

DIRECTORY ASSISTANCE MARKET

Revenues generated by the wireless directory assistance market in the United States are estimated to grow significantly through 2003, according to various industry sources, and among which, individual estimates vary widely. Wireless subscribers tend to be heavy users of directory assistance services. According to Frost & Sullivan, growth in the wireless directory assistance market is driven by a number of factors, including growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility and the offering of enhanced directory assistance services by wireless carriers.

The landline directory assistance market is significantly larger than the wireless directory assistance market. Revenues generated by the landline directory assistance market are estimated to grow from approximately $3.2 billion in 1999 to $4.3 billion in 2003, according to Frost & Sullivan. Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services.

OUR BUSINESS STRATEGY

Metro One's business strategy includes the following key elements:

- -        BUILD ON OUR CURRENT CARRIER RELATIONSHIPS, WHILE SEEKING NEW DOMESTIC
         AND INTERNATIONAL CUSTOMERS, INCLUDING LANDLINE CARRIERS AND OTHER CORPORATE CUSTOMERS

                  We are continuing to expand our relationships with our existing carrier customers. We believe that our services can increase carriers' revenues by minimizing subscriber turnover, increasing the number of calls made and, in the case of wireless and long distance carriers, increasing billable airtime. Further, our national call center network, integrated search engines and database systems allow carriers operating in multiple markets to offer consistent enhanced directory assistance and other information services on a nationwide basis. This consistency permits greater system-wide marketing opportunities and brand identification for these carriers. We believe that our existing relationships and the quality of our services will allow us to expand our business with our existing customers, providing us an opportunity to deliver our services to them and their affiliates in additional markets, including international markets.

                  We are also aggressively pursuing business opportunities with additional wireless and landline carriers with a view to leveraging our reputation for high quality service and our nationwide call center network. We believe increasing competition among landline carriers is leading to an increasingly subscriber-based business, which will result in the need to differentiate their product offerings. Our services provide them an opportunity to do so and, accordingly, could help us expand into the significantly larger landline directory assistance market.

                  The information content that resides in our database systems, along with our ability to store, maintain, manipulate and deliver it, provides an opportunity to pursue other business customers and provide them with our services over private networks or otherwise.

- -        DEVELOP AND OFFER ADDITIONAL VALUE-ADDED SERVICES AND FEATURES

                  We believe we are well positioned to continue developing and providing the types of services and features that enhance the utility of the telephone and other communications devices. For example, our MetroDex(TM) service is designed to provide individual callers and corporate users with the ability to quickly and efficiently access their personal or corporate contacts databases, including otherwise unpublished numbers, and potentially take advantage of additional services such accessing a "personal assistant" over the telephone. Such innovative features will permit our customers to distinguish themselves further from their competitors and increase their subscriber satisfaction.

- -        EXPAND OUR NATIONAL CALL CENTER NETWORK AND ITS CAPABILITIES, WHILE
         ADDING GREATER BANDWIDTH, STORAGE CAPACITY, SPEED AND EFFICIENCY TO OUR SYSTEMS

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

- -        ENHANCE THE QUANTITY AND QUALITY OF OUR CURRENT CONTENT DATABASES

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

- -        LEVERAGE OUR VOICE TELEPHONY PORTAL BY DELIVERING GREATER VOLUMES OF
         EXISTING AND NEW SERVICES THROUGH OUR CALL CENTER NETWORK AS WELL AS THROUGH OTHER PORTALS

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

CUSTOMERS

Metro One provides enhanced directory assistance and information services to several of the nation's leading wireless carriers in all or a portion of their service areas. Our customers include Sprint PCS, AT&T Wireless Services, Nextel Communications, Cingular Wireless (formerly Pacific Bell Wireless), and ALLTEL Communications. In addition, we have expanded into the landline telecommunications market and provide our services to competitive local exchange carriers. Customers that accounted for more than 10% of our revenues during any of the periods indicated are as follows:



                    CUSTOMER                                    1998                       1999                     2000
                    --------                                    ----                       ----                     ----
    Sprint PCS                                                  38%                         40%                      31%
    AT&T Wireless Services                                      17                          30                       29
    Nextel Communications                                        -                           5                       21
    Cingular Wireless (formerly Pacific Bell) Wireless          12                          11                        7
    Verizon Wireless                                            18                          11                        6
    Ameritech Cellular                                          11                           -                        -


We offer our services to a carrier's subscribers under a brand name selected by the carrier, such as "AT&T 00 Info," or "Sprint PCS Directory Assistance." The carrier establishes its own fee structure with its subscribers. Subscribers typically pay the carriers fees ranging from $0.75 to $1.40 plus airtime charges for our services. Metro One charges carriers directly and bears no subscriber collection risk. We charge our carriers on a per call basis. To stimulate increased call volume and to attract and expand customer commitments, we offer volume-pricing discounts to our customers. Our success with this program resulted in significant call volume increases in 2000 and 1999 which, in turn, caused volume-based pricing in our existing contracts to become a factor in determining our average price per call.

We have service contracts with 15 carriers. The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers' subscribers and the term, which is generally up to five years. None of these contracts preclude us from providing services to other carriers. The carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.

CALL CENTER NETWORK

We operate 29 call centers located in strategic local markets throughout the United States, and expect to add at least two additional new call centers by the end of 2001. Our call center network enables us to provide enhanced directory assistance and information services nationwide. We are situated in or near major metropolitan areas and therefore are located locally for more than one-half of the U.S. population. We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service than would be available through a single or a few call centers attempting to serve the entire U.S. market. We operate our call centers 24 hours a day, seven days a week, 365 days a year.

We continually upgrade our network and systems to allow greater utility, speed and efficiency in processing calls. We are also continually expanding capacity to store, manipulate and manage the additional data that we acquire. In addition, our telephone switching systems allow scalability, including the ability to join multiple switches together or configure switches so that they can handle large volumes of calls in tandem. These systems are monitored from our network operations center located at our corporate headquarters, which provides 24-hour support for our call center network. Our systems are designed to permit redundancy and avoid downtime from natural disasters or other adverse events.

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

OUR SERVICES AND FEATURES

We use a customized array of hardware and software, along with proprietary database search engines, to provide our enhanced directory assistance and information services. We receive incoming calls by means of assigned telephone numbers, which are "411," "555-1212" or "00" in almost all cases. Our operators answer incoming calls and identify the service using the appropriate carrier's brand name. Upon receiving information requests from callers, our operators search applicable databases using one or more of our search engines. The operator then connects the caller to the called party or supplies the caller with the requested information. We offer a variety of information, including:

- -        Directory listings information, which may be retrieved by methods that include reverse and category searches;

- -        Time, weather and traffic information;

- -        Movie, restaurant and local event information;

- -        TeleConcierge(TM) services; and

- -        Turn-by-turn driving instructions.

Our enhanced directory assistance and information services also incorporate connectivity features that make the telephone more useful and easier to use. These connectivity features include:


- -        Call completion - allows a caller to be directly connected to the number requested without the need to redial;

- -        StarBack(R) - allows the caller to return to a live operator simply by pressing a key, such as the star [*] key or by otherwise issuing a command at any time during a call;

- -        AutoBack(R) - automatically returns the caller to a live operator or other options upon a busy signal, "ring-no-answer" or other common situations without pressing a single key;

- -        MessageBack(TM) - delivers a caller's message to a desired party and, when configured with AutoBack, provides a convenient tool for ensuring communication;

- -        NumberBack(R) - sends the caller the called number simply by pressing the number [#] key; and

- -        QuickSend(TM) - a short messaging service that allows our operators to send customized alphanumeric messages on behalf of a caller.

We are developing, testing and improving new services that add new content and connectivity features, such as MetroDex, which allows callers to use their telephone or the Internet to access their personal or corporate contact databases, and "PersonalProfiler", which allows subscribers to customize how our services are delivered to them as well as allowing them to have access to "personal assistant" types of services. Other features under development include on-line research and verification utilities for use by businesses with a direct private connection to us. Equipment at our corporate headquarters facilitates this development and testing by simulating normal call center operations.

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

Our proprietary operator interface software allows operators to efficiently search and reverse search both their local databases and other national databases. We use proprietary database management systems to maintain and update our directory listings. We continually acquire additional content or access to content that will, in many cases, build on this listings data to make it more useful. Acquisitions are made from a variety of sources and are supplemented with information relating to local events and amenities.

In February 2001, we acquired Enthusiasm Technologies, Inc. ("Enthusiasm"), a Seattle-based developer of web-based data extraction and processing technology. Enthusiasm builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Enthusiasm's proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. Enthusiasm will contribute to Metro One's expansion of its services and data offerings to its wireless and other customers.

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

Our call processing systems incorporate programmable switching equipment, host computers, voice response units and database servers. Our advanced technology is based on customized software running Sun Microsystems and Dell servers and Lucent switching equipment. One of the characteristics of our call processing systems is the ability to take all calls from a carrier's switch and have them run through our switch for the entire length of the call so that we are able to provide a full range of our services to the caller.

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

INTELLECTUAL PROPERTY

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights. We have eight U.S. patents issued, including three relating to our StarBack technology and another associated with our turn-by-turn directions service. We have approximately 22 applications pending for additional U.S. patents. We also have U.S. registered trademarks for, among others, "Metro One Telecommunications," "Metro One," "Enhanced Directory Assistance," "StarBack," "TeleConcierge," "LocationPro," "AutoBack" and "NumberBack," and applications pending for U.S. trademark registrations for, among others, "MetroDex" and "PersonalProfiler."

COMPETITION

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies. Our principal competitors include regional Bell operating companies and other local providers. These carriers provide directory assistance or information services both in and outside their own operating regions. Although we believe that none of these competitors offers a form of directory assistance that incorporates all of our features, they may have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours in the future. We also face competition from independent companies seeking to offer forms of enhanced directory assistance and, in some cases, other information services.

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

EMPLOYEES

As of December 31, 2000, Metro One had approximately 5,400 employees, including approximately 29% who were employed on a part-time basis. Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls. None of our employees are subject to a collective bargaining agreement. Our management considers relations with our employees to be good.

We invest significant resources in the recruitment, training and retention of qualified operators. Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility. We also invest considerable resources in personnel motivation, including providing incentive plans for our operators, management and corporate staff.

ITEM 2.        PROPERTIES.

We lease our principal executive and administrative offices, consisting of two adjacent locations totaling approximately 53,000 square feet of space, in Beaverton, Oregon. The terms of the leases extend through 2009.

We also lease office facilities for our call center operations, which generally range in size from 5,000 to 24,000 square feet. We have 33 leases for call centers and other remote facilities, with remaining terms up to seven years. We believe that expansion of our call center network may require us to lease additional office facilities within the next year. From time to time, we are required to move our call centers or lease additional space to meet expanding volume from existing or new customers.

ITEM 3.        LEGAL PROCEEDINGS.

In August 1999, we commenced an action against a competitor in the United States District Court in Delaware claiming infringement of one of our patents relating to our StarBack feature. The defendant has denied that it is infringing the patent and has asserted, among other things, that our patent is invalid and unenforceable. In February 2000 the competitor and another plaintiff brought suit against us in the United States District Court, Eastern District of Texas. We moved for, and obtained, a stay of the Texas matter pending resolution of the Delaware case. Fact discovery is proceeding on this matter.

The Company is not aware of any other pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the quarter ended December 31, 2000 to a vote of security holders.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

Metro One's common stock trades on The NASDAQ National Market(R) under the symbol "MTON." The high and low sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:


                  2000                                             HIGH                                LOW
                  ----                                             ----                                ---
                  Quarter ended December 31, 2000                $25.00                            $ 12.44
                  Quarter ended September 30, 2000                14.88                               9.75
                  Quarter ended June 30, 2000                     12.88                               9.00
                  Quarter ended March 31, 2000                    16.38                              11.06

                  1999                                             HIGH                                LOW
                  ----                                             ----                                ---
                  Quarter ended December 31, 1999                $19.25                             $ 8.00
                  Quarter ended September 30, 1999                20.00                              12.00
                  Quarter ended June 30, 1999                     17.63                              12.13
                  Quarter ended March 31, 1999                    19.44                              11.50


The approximate number of shareholders of record as of March 16, 2001 was
124. We believe we have approximately 6,669 shareholders including an estimate of shareholders with shares held in street name. On March 16, 2001, the closing price of our common stock, as reported on the Nasdaq National Market, was $29.63 per share.

We have never declared or paid cash dividends on our common stock. We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future. Our existing line of credit agreement prohibits the payment of cash dividends in excess of 10% of our tangible net worth.

On February 2, 2001, we issued and sold 4,000,000 shares of our common stock to Sonera Media Holding B.V., for an aggregate purchase price of $68 million, pursuant to the terms of a Stock Purchase Agreement dated November 8, 2000. These securities were issued in a private transaction in reliance on the exemption to the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, as promulgated under the Securities Act.

ITEM 6.        SELECTED FINANCIAL DATA.

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 have been derived from our audited financial statements. The financial data should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this Annual Report and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 7.


                                                                       YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                                 2000              1999             1998              1997             1996
                                                 ----              ----             ----              ----             ----
                                                                  (In thousands, except per share data)
Operations data:
    Revenues                                 $156,981           $77,831          $45,139           $26,090          $17,834
    Direct operating costs                     97,438            46,494           23,107            13,017            8,334
    General and administrative costs           45,892            28,711           18,334            11,702            7,615
    Income from operations                     13,651             2,626            3,698             1,371            1,885
    Net income                                  9,742             1,906            3,603             1,432            1,166

    Basic earnings per share                      .83               .17              .33               .13              .13
    Diluted earnings per share                    .80               .16              .32               .13              .12
    Cash flow from operations                   5,350             3,326            6,546             3,293            2,912

Balance sheet data:
    Cash and investments                   $    6,463           $ 9,964          $ 7,570           $ 8,554          $14,137
    Working capital                            12,723            11,750            8,414             9,844           15,012
    Total assets                              102,298            65,475           36,311            29,125           24,529
    Long-term obligations                      24,731            18,940              719             1,416            1,168
    Shareholders' equity                       45,404            31,979           28,242            23,676           20,981



ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-K relative to the future constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by us, and our actual results of operations may differ materially from those contained in the forward looking statements. For a discussion of such risks, see "Issues and Uncertainties." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our Common Stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions and the other factors discussed under the heading "Issues and Uncertainties" in this
Item 7.

OVERVIEW

We are a leading independent developer and provider of enhanced directory assistance and information services for the telecommunications industry. We primarily contract with wireless carriers to provide enhanced directory assistance and information services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us. We also offer our services to multiple carriers within the same market. When a carrier's subscribers dial a typical directory assistance number, such as "411," "555-1212" or "00," the calls are answered by our operators identifying the service by that carrier's brand name, such as "AT&T 00 Info," or "Sprint PCS Directory Assistance."

Each carrier establishes its own directory assistance fee structure for its subscribers. Wireless subscribers typically pay fees ranging from $0.75 to $1.40 plus airtime charges for our services. We bear no subscriber collection risk.

We charge our carriers directly on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our customers. We expect that our average price per call will decrease in 2001 as call volume increases. We believe this reduced pricing better positions us to retain and expand service with existing carrier customers, to attract new wireless and landline carriers, and to achieve greater operating margins over time.

In 2001, we expect to continue our call center and network expansion to prepare for anticipated continued significant growth. This growth is expected to come from existing customers in the form of new markets acquired, as well as from new subscribers and increased usage by existing subscribers. We will also continue to opportunistically pursue additional significant new business. Our call center and network expansion efforts will increase our local service coverage and our capacity to process additional call volume.

Our rapid growth plan involves both capital expenditures and operating expenses, as we build infrastructure and recruit and train qualified personnel. To better serve our customers and strengthen our relationships, we attempt to match the operating readiness of our call centers to the timing of when our customers transition call volume to us. At times, our customers have experienced delays, and may experience some additional delays in the future, in the timing of delivery of call volume to us. These delays can increase our ongoing operating expenses with no corresponding increase in revenues. The result under these conditions has been, and will likely continue to be, near-term reported earnings that vary widely. However, we intend to continue to pursue and prepare for significant additional call volume in order to seek to achieve greater earnings over the long run.

RESULTS OF OPERATIONS

The following table shows selected items of our statements of operations data expressed as a percentage of revenues:


                                                                            YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                   2000             1999              1998
                                                                   ----             ----              ----
                  Revenues                                        100.0%           100.0%            100.0%
                  Direct operating costs                           62.1             59.7              51.2
                  General and administrative costs                 29.2             36.9              40.6
                                                                 -------          -------           ----------
                  Income from operations                            8.7              3.4               8.2
                  Other (expense) income                           (0.0)             0.1               0.6
                  Interest and loan fees                           (2.1)            (1.0)             (0.6)
                                                                --------         -------           --------
                  Income before income taxes                        6.6              2.5               8.2
                  Income tax expense                                0.4              0.1               0.2
                                                                ---------        --------          -----------
                  Net income                                        6.2              2.4               8.0
                                                                =========         =======           ==========

                  New call centers opened during year                 4                6                 2
                  Call centers in operation at year-end              28               24                18


2000 COMPARED TO 1999

REVENUES. Revenues increased 101.6% to $156.9 million from $77.8 million. We have offered volume discount pricing for the last several years in order to encourage customers to send additional call volume to us. As an ongoing result of this pricing policy, as well as numerous other factors including the quality of our services, call volume has continued to increase each year. Call volume grew to approximately 302 million calls in 2000 from approximately 142 million calls in 1999. This increase resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets. Our average price per call was approximately $0.52 in 2000 versus $0.55 in 1999.

DIRECT OPERATING COSTS. Direct operating costs consist of call center personnel and data and content acquisition costs. These costs increased 109.6%, to $97.4 million from $46.5 million. This increase was primarily due to the costs of servicing increased call volumes. As a percentage of revenues, direct operating costs increased to 62.1% from 59.7%, due primarily to the reduction in the average price per call.

GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased 59.8%, to $45.9 million from $28.7 million. This increase resulted primarily from costs associated with the start-up of new call centers and the investment in infrastructure necessary to support additional call volume and the increase in depreciation expense associated with additional call centers. As a percentage of revenues, general and administrative costs decreased to 29.2% from 36.9%. This decrease resulted primarily from efficiencies associated with the expansion of our operations.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 68.1%, to $10.5 million from $6.2 million, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers and corporate operations.

OTHER (EXPENSE) INCOME. Other expense for the year ended December 31, 2000 consisted primarily of losses upon the disposition of assets of $220,000 and other miscellaneous non-operating expenses of $106,000 offset by interest income of $301,000. Other income for the year ended December 31, 1999 was $128,000 and consisted primarily of interest income of $192,000, offset by losses upon the disposition of assets of $67,000.

INTEREST EXPENSE AND LOAN FEES. Interest expense and loan fees increased 314.7%, to $3.2 million from $773,000. This increase was attributable to an increase in average debt outstanding during 2000.

INCOME TAX EXPENSE. Income tax expense for the year ended December 31, 2000 was $678,000 for an effective tax rate of approximately 6.5%. December 31, 1999 was $75,000, for an effective tax rate of approximately 3.8%. These rates differ from the combined federal and state statutory rate of approximately 38% due primarily to the use of net operating loss carryforwards.

1999 COMPARED TO 1998

REVENUES. Revenues increased 72.4%, to $77.8 million from $45.1 million. Call volume grew to approximately 142 million calls in 1999 from approximately 71 million calls in 1998. This increase was due primarily to increased call volume under existing contracts and call volume from new contracts that commenced service during the second half of 1998 and the third quarter of 1999.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 64.9%, to $6.2 million from $3.8 million, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers and corporate operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investments are recorded at cost which approximates their fair market value. As of December 31, 2000, we had approximately $6.5 million in cash and cash equivalents and investments compared to approximately $10.0 million at December 31, 1999. This decrease of approximately $3.5 million was primarily from cash used to fund capital expenditures incurred as part of the expansion of our call center network and infrastructure capacity, offset by borrowings under credit facilities, cash provided by operations and proceeds from the exercise of stock options. Total capital expenditures for the year ended December 31, 2000 were approximately $27.2 million. Net borrowings under credit facilities were approximately $14.8 million for the same period.

Working capital was $12.7 million at December 31, 2000, as compared with $11.8 million at December 31, 1999. Our current ratio was 1.4:1 at December 31, 2000, as compared with 1.8:1 at December 31, 1999.

In December 1999, we entered into a secured term loan agreement with an equipment financing lender. The loan agreement provided us with $20 million to repay outstanding indebtedness, fund the expansion of our call center network and for other equipment needs. During the year ended December 31, 2000, we negotiated additional agreements with this lender to allow for total borrowing capacity of approximately $54 million. Borrowings under these agreements were repayable over 48 months at fixed interest rates between 8.10% and 10.09%. With certain restrictions, repayment of outstanding borrowings was allowable at any time for a 1% fee. Substantially all of our fixed assets were pledged as collateral. At December 31, 2000, there was approximately $34.2 million outstanding under these agreements. During February and March 2001, all of the outstanding indebtedness on these facilities was paid in full using a portion of the proceeds from the sale of common stock to Sonera described below.

We also have a $10 million secured line of credit agreement with a commercial bank. The agreement expires in December 2001. Outstanding borrowings bear interest at the prime rate plus up to 0.5% (10.0% at December 31, 2000) based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral. In addition, the line has an unused facility fee of up to 0.75%, also based on the ratio of debt to cash flow. The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth. As of December 31, 2000, we had $4.8 million of outstanding borrowings under this agreement. As of the date of this filing, there were no outstanding borrowings under this agreement.

CASH FLOW FROM OPERATIONS. Net cash provided by operating activities was $5.4 million, $3.3 million and $6.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, resulting primarily from net income, the effect of non-cash depreciation and amortization and increases in accounts payable, offset by increases accounts receivable.

CASH FLOW FROM INVESTING ACTIVITIES. Cash used in investing activities was $26.8 million, $23.3 million and $10.6 million for the years ended December 31, 2000, 1999 and 1998, respectively and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, investment in corporate operations and other facilities and equipment costs.

CASH FLOW FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $18.3 million, $23.5 million and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, resulting primarily from borrowings under credit facilities and the receipt of cash proceeds from the exercise of stock options, offset by the repayment of debt obligations

FUTURE CAPITAL NEEDS AND RESOURCES. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions and other corporate development activities and working capital. We anticipate that our capital expenditures will be approximately $25 million in 2001, resulting primarily from projected call center expansions, increased network capacity and corporate development activities.

In November 2000, we entered into a definitive agreement with Sonera Media Holding B. V. ("Sonera"), a wholly owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera agreed to purchase four million newly-issued shares of our common stock at a price of $17 per share, for an aggregate price of $68 million and an approximate 25.5% ownership position. This transaction was completed in February 2001. Sonera is a world leader in developing and providing mobile value-added services. After paying costs of the transaction and retiring approximately $34.2 million of debt, we intend to utilize the approximately $31 million remaining from the transaction for infrastructure and capacity expansion as well as for other corporate purposes. We believe our existing cash and cash equivalents, proceeds from the Sonera investment, credit facilities and cash from operations will be sufficient to fund our operations for the next twelve months.

SUBSEQUENT EVENT. In February 2001, we acquired Enthusiasm Technologies, Inc., a Seattle-based developer of web-based data extraction and processing technology, for a combination of cash and stock. Enthusiasm builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Enthusiasm's proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. Enthusiasm will contribute to Metro One's expansion of its services and data offerings to its wireless and other customers. The purchase price is not material to our financial position.

RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed by the issuance of SAB No. 101A and SAB 101B and was effective for our fourth quarter of 2000. The adoption of this bulletin did not have a material effect on our financial statements.

EFFECT OF INFLATION

Inflation did not materially affect our business during the last several years.

ISSUES AND UNCERTAINTIES

While management is optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating our outlook.

OUR QUARTERLY AND ANNUAL OPERATING RESULTS MAY VARY SIGNIFICANTLY IN PART DUE TO FACTORS OUTSIDE OUR CONTROL.

In the future, as in the past, our quarterly and annual operating results may vary significantly as a result of a number of factors. We cannot control many of these factors, which include, among others:

- -        Changes in the telecommunications market, including the addition or withdrawal of carriers from the market, changes in technology and increased competition from existing and new competitors;

- -        The timing of the commencement of our services under new or existing contracts with our carrier customers, which depends in part on the customers' ability to adapt their networks and billing systems to allow them to transfer calls to us;

- -        The timing and expense of our call center network expansion, including increased staffing and infrastructure expenses related to anticipated new call volume;

- -        The addition or expiration of contracts with carrier customers;

- -        Changes in our or our competitors', customers' or suppliers' pricing policies;

- -        Lengthy sales cycles for new and extended contracts;

- -        Lack of market acceptance or delays or increased development costs related to the introduction of our services or features; and

- -        General economic conditions.

For these reasons, you should not rely on period-to-period comparisons of our financial results as an indication of any future results. Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a decline in the market price of our common stock. Fluctuations in our operating results would likely increase the volatility of our common stock price.

THE RAPIDLY CHANGING TELECOMMUNICATIONS MARKET COULD UNFAVORABLY AFFECT US.

The telecommunications market is subject to rapid change and uncertainty that may result in competitive situations which could unfavorably affect us. These changes and uncertainties are due to, among other factors:

- -        Mergers, acquisitions and alliances among carriers and among our competitors, which can result in fewer carriers in the marketplace, lost carrier customers, increased negotiating leverage for newly affiliated carriers and more effective competitors;

- -        Changes in the regulatory environment, which may affect us directly, by affecting our ability to access and update listings data at a reasonable cost, or indirectly, by restricting our carrier customers' ability to operate or provide a competitive service;

- -        Increasing availability of alternative methods for delivery of directory assistance and other information services, including the Internet; and

- -        Evolving industry standards, including frequent technological changes and new product introductions.

WE HAVE CONTRACTS WITH A LIMITED NUMBER OF CARRIER CUSTOMERS. IF WE FAIL TO EXTEND OR RENEW THESE CONTRACTS, OR IF THESE CONTRACTS ARE TERMINATED PRIOR TO THEIR EXPIRATION, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

A limited number of customers account for substantially all our revenues. For example, our top five customers accounted for approximately 94% of our revenues in 2000. Our two largest customers, Sprint PCS and AT&T Wireless Services accounted for approximately 31% and 29% of our revenues, respectively, in 2000. Our business would be adversely affected by the loss of either Sprint PCS or AT&T Wireless Services and could be adversely affected by the loss of any other significant customer.

Of our contracts with significant customers, one expires in 2001 and the remainder, including Sprint PCS and AT&T Wireless Services, expire in 2002 and beyond. Some contracts contain performance and other standards and may be terminated prior to their scheduled expiration dates under specified circumstances.

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

WE HAVE A LONG SALES CYCLE WHICH MAY CAUSE DELAYS THAT ADVERSELY AFFECT OUR REVENUE GROWTH AND OPERATING RESULTS.

A customer's decision to contract for our directory assistance and information services involves a significant commitment of technical and other resources. As a result, we have a long sales cycle for both new and extended contracts, particularly with large customers. The selling process involves demonstrating the value-added benefits of outsourcing directory assistance and using our services rather than those of our competitors. Any delays due to lengthy sales cycles could significantly affect our revenue growth and operating results.

OUR OPERATING RESULTS ARE SIGNIFICANTLY AFFECTED BY OUR ABILITY TO ACCURATELY ESTIMATE THE AMOUNT AND TIMING OF CALL VOLUME. THE ACTUAL AMOUNT AND TIMING OF CALL VOLUME IS OFTEN SUBJECT TO FACTORS OUTSIDE OF OUR CONTROL.

Our operating results are significantly affected by costs incurred for staffing and expanding infrastructure. We incur significant staffing and general and administrative costs in anticipation of call volume under our customer contracts. If such call volume does not arrive as scheduled, in the amount anticipated, or at all, our operating results can be adversely affected. This could increase our operating expenses without a corresponding increase in revenues from the anticipated call volume.

WE FACE SUBSTANTIAL COMPETITION FROM A NUMBER OF OTHER COMPANIES.

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition. The regional Bell operating companies also may have the advantage of being the local telephone carrier in their area of operation. Some of these companies are or may be developing their own versions of expanded directory assistance services. We also face competition from a number of other independent directory assistance providers. If we are unable to compete successfully, it could have an adverse effect on our business, financial condition and results of operations. Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

OUR INABILITY TO ACHIEVE DESIRED PRICING LEVELS COULD ADVERSELY AFFECT OUR PROFITABILITY AND OPERATIONS.

We are subject to competitive pressures with respect to pricing, which could adversely affect our profitability and operations. The prices that we charge our carrier customers are subject to the terms of our contracts. The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations. We charge our carriers on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our customers. Generally, our pricing levels have declined and, in the future, will likely continue to decline as call volumes increase. If we were to substantially reduce our prices without correspondingly increasing volume, there could be an adverse impact on our ability to operate profitably.

WE ARE DEPENDENT ON THE WIRELESS TELECOMMUNICATIONS INDUSTRY, AND A DECREASE IN WIRELESS USAGE BY SUBSCRIBERS COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

Almost all of our revenues come from providing enhanced directory assistance and information services to our wireless customers' subscribers. A decrease in wireless usage by subscribers could have an adverse effect on our results of operations. Wireless usage by subscribers appears to be affected by a number of factors, many of which are beyond our control, including pricing, safety concerns, reliability and availability of the wireless network, government regulation and reliability and availability of alternative technologies.

WE NEED TO EXPAND CALL VOLUME AND INCREASE EFFICIENCIES IN ORDER TO BE
SUCCESSFUL.

In order to successfully execute our business strategies, we need to increase the volume of calls made to our call center network, while realizing the benefits of operating leverage. We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing customers. We have limited experience in the landline market, which is dominated by the regional Bell operating companies. If we are unable to expand our wireless business or attract significant landline business, on a cost effective basis or at all, we may be unable to increase profitability or sustain past growth rates.

IF WE ARE UNABLE TO ANTICIPATE CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS AND TO DEVELOP NEW SERVICES AND FEATURES, WE MAY NOT SUCCEED.

Our success depends, in part, on our ability to anticipate changes in technology and industry standards and to develop and introduce new services and features that are accepted by the marketplace and cost effective for us to provide as a part of our overall service offerings. The development of new services and features can be very expensive. Further, given rapid technological changes, frequent introduction of new products, services and features, and changing consumer demands that characterize our industry, it can be difficult to correctly anticipate future changes in technology and industry standards. If we fail to develop new services and features, encounter difficulties that delay the introduction of such services and features, or incorrectly anticipate future changes and develop services and features that are not accepted by the marketplace or are not cost effective for us to provide as a part of our overall service offerings, we may not succeed at our business.

ALTERNATIVE METHODS FOR DELIVERY OF DIRECTORY ASSISTANCE AND INFORMATION SERVICES COULD REDUCE THE DEMAND FOR OUR SERVICES.

Our business comes primarily from providing enhanced directory assistance and information services to telephone users. However, information can be transmitted in other ways, including more intelligent communications devices and other technologies and protocols, and over the Internet. For example, as the Internet continues to develop and becomes easier to use and access, technologies may be developed that decrease or eliminate the demand for telephone-based or voice-based directory or information services. Widespread acceptance of existing and developing technologies and protocols, such as voice recognition and wireless application protocol, could adversely affect our business. Our call volume could decline if telephone users change their usage habits and rely on the Internet or other alternatives as their primary source for information.

SYSTEMS FAILURES, DELAYS AND OTHER PROBLEMS COULD HARM OUR REPUTATION AND BUSINESS, CAUSE US TO LOSE CUSTOMERS AND EXPOSE US TO CUSTOMER LIABILITY.

Our success also depends on our ability to provide reliable services. Our operations could be interrupted by significant damage to or failure of our network, our connections to third parties, our computer hardware or software or our customers' or suppliers' computer hardware or software. Any such significant damage or failure could disrupt the operations of our network and the provision of our services and result in the loss of current and potential customers. In addition, as call volume increases, we will need to expand and upgrade our technology and network hardware and software in order to provide services. Capacity limits on our technology and network hardware and software may make it difficult for us to expand and upgrade our systems in a timely and economical manner.

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

We rely on some key suppliers to provide us with programming and engineering services and to license us their technology. An abrupt loss of any current key supplier could cause a disruption in our operations or a delay in our development efforts, including the planned expansion of our call center network, and could adversely affect our business operations.

IF WE ARE UNABLE TO CONTINUE TO ATTRACT AND RETAIN QUALIFIED SENIOR MANAGEMENT, TECHNICAL PERSONNEL AND CALL CENTER OPERATORS, OR OUR CALL CENTER STAFF IS UNIONIZED, OUR OPERATIONS COULD BE ADVERSELY AFFECTED.

Our success depends to a significant extent on the efforts and abilities of our senior management, technical personnel and call center operators. The loss of the services of our senior management and technical personnel could have a material adverse effect on our business and our ability to meet our strategic objectives. We also depend on the continued service of our call center operators, who we hire from the available labor pool. As we continue to expand our call center network, the ability to attract and retain qualified senior management, technical personnel, operators and other skilled employees is extremely important to the operation of our business. If we are unable to attract and retain qualified individuals, or we are required to pay significantly higher wages and other benefits to such individuals, or if our call center staff is unionized, it could adversely affect our business operations. We find it more difficult to recruit and retain qualified individuals during periods of low unemployment and, therefore, may be subject to increasing pressure to offer higher wages and other benefits during such periods. In our call center hiring, we may also feel the effects of the telecommunications industry in general, which has widespread union membership among its operators and other workers.

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

These risks can include, among other things:

- -        Difficulties in assimilating the operations, technology, information systems and personnel of the acquired company, including the inability to maintain uniform standards, controls and policies, and the loss of key employees of the acquired company;

- -        Diversion of management's attention from other business concerns;

- -        Impairment of relationships with licensors, customers and suppliers;

- -        Difficulties in entering into markets in which we have no direct prior experience;

- -        Use of cash resources, potentially dilutive issuances of equity securities and incurrence of additional debt and contingent liabilities; and

- -        Significant write-offs and amortization expenses related to goodwill and other intangible assets.

IF WE EXPAND OUR BUSINESS INTO INTERNATIONAL MARKETS, WE WILL ENCOUNTER RISKS WHICH COULD ADVERSELY AFFECT US.

We currently operate only in the United States; however, an element of our business strategy is to continue to explore international business opportunities. If we expand into one or more international markets, we will encounter significant risks and uncertainties. These risks and uncertainties include increased operational difficulties arising from, among other things:

- -        Our ability to attract sufficient business or locate a suitable partner or joint venture candidate to enable us to overcome logistical and economic barriers to entry;

- -        Our ability and cost to gather sufficient information content and listings data, properly modify our features and services to meet applicable standards, and hire and train personnel;

- -        Fluctuations in foreign currency exchange rates; and

- -        Political, regulatory and economic developments and cultural differences.

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

OUR STOCK PRICE IS VOLATILE.

The market price of our stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors. These factors include, among others:

- -        Announcements of extensions, expirations or changes in our contracts and the opening of new call centers to support such activity;

- -        Announcements relating to material events concerning our customers;

- -        Actual or anticipated variations in our results of operations;

- -        Changes in financial estimates by securities analysts;

- -        Obsolescence of technologies that we or our customers use;

- -        Introductions of new technologies; and

- -        General market conditions.

From January 1, 2000 through December 31, 2000, our stock price fluctuated from $9.00 per share to $25.00 per share and has on several days fluctuated more than 10%. Similar market fluctuations have affected the market prices of equity securities of many telecommunications companies and other public companies generally. These trading prices and valuations may change significantly and arbitrarily. In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock. Our stock price may also be adversely affected by general economic, political and market conditions, including interest rate changes and recession.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these investments is affected by changes in market interest rates. However, substantially all of our investments at December 31, 2000 were invested in overnight money market instruments and were redeemable on a daily basis. Substantially all of the underlying investments in the money market fund had maturities of three months or less. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. In addition, we are exposed to interest rate risk primarily through our use of short-term and long-term borrowings to finance operations. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2001 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the captions of "Management" and "Information as to the Board's Nominees."

ITEM 11.       EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2001 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the caption of "Executive Compensation."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2001 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the caption of "Principal Shareholders."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2001 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the caption of "Certain Transactions."

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



(a) EXHIBITS

3.1      Third Restated Articles of Incorporation of Metro One
         Telecommunications, Inc. (6)

3.2      Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1     Form of Enhanced Directory Assistance Agreement (8)

10.2     1994 Stock Incentive Plan (3)*

10.5     1995 Employment Agreement with Timothy A. Timmins (7)*

10.6     Lease Agreement between and among Petula Associates, Ltd., Koll
         Creekside Associates and the Company (2)

10.7     Enhanced Directory Assistance Agreement between Sprint Spectrum L.P.
         and the Company dated October 23, 1996 (5)(10)

10.8     Amendment to 1994 Stock Incentive Plan (4)*

10.11    Lease Agreement between and among Murray Scholls, LLC, Gramor
         Development Northwest, Inc. and the Company (5)

10.12    Amendment #1 to Specific Agreement between Sprint Spectrum L.P. and the
         Company dated December 9, 1998 (5)(10)

10.14 Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated May 2, 1997 (8)(10)

10.16 Loan and Security Agreement between Silicon Valley Bank and the Company dated December 15, 1999 (9)

10.18    Amendment to 1995 Employment Agreement with Timothy A. Timmins (9)*

10.19    Stock Purchase Agreement between the Company and Sonera Media Holding
         B.V. dated as of November 8, 2000 (11)

10.20    Investment Agreement between the Company and Sonera Media Holding B.V.
         dated as of February 2, 2001 (12)

10.21    Registration Rights Agreement between the Company and Sonera Media
         Holding B.V. dated as of February 2, 2001 (12)

10.22    Commercial Lease agreement between Murray Scholls, LLC and the Company

10.23    Deferred Compensation Plan Document*

10.24 Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated December 1, 2000 (10)

10.25    1999 Employee Stock Purchase Plan*

10.26    Amendment to 1994 Stock Incentive Plan*

23.1 Consent of Deloitte & Touche LLP, independent certified public accountants

*        Management contract or compensatory plan


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

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 dated February 5, 1998, File No. 333-45643.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 31, 1999, Commission No. 0-27024.

(6) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated March 31, 1998, Commission No. 0-27024.

(7) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB dated August 20, 1996, Commission No. 0-27024.

(8) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q dated October 22, 1999, Commission No. 0-27024.

(9) Incorporated herein by reference to the Company's Annual Report on Form 10-K dated March 30, 2000, Commission No. 0-27024

(10) Certain portions of Exhibits 10.7, 10.12, 10.14 and 10.24 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.

(11) Incorporated herein by reference to the Company's Current Report on Form 8-K dated November 20, 2000, Commission No. 0-27024.

(12) Incorporated herein by reference to the Company's Current Report on Form 8-K dated February 15, 2001, Commission No. 0-27024.


(b) REPORTS FILED ON FORM 8-K

During the quarter ended December 31, 2000, the Company filed the following current reports on Form 8-K under Item 5, Other Events:

    DATE OF REPORT                             TOPICS
 -----------------------      --------------------------------------------------
   November 20, 2000          Sonera Agrees to Invest $68 Million For 25.5%
                              Equity Interest in Metro One Telecommunications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       METRO ONE TELECOMMUNICATIONS, INC.



                                       By: /s/ TIMOTHY A. TIMMINS
                                           Timothy A. Timmins
                                           President and Chief Executive Officer

Date:    April 2, 2001


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:



SIGNATURE                          TITLE                                        DATE

/s/ Timothy A. Timmins             President, Chief Executive                   April 2, 2001
- -------------------------          Officer and Director
Timothy A. Timmins                 (Principal Executive Officer)


/s/ Dale N. Wahl                   Senior Vice President, Chief Financial       April 2, 2001
- -------------------------          Officer
Dale N. Wahl                       (Principal Financial Officer)


/s/ William D. Rutherford          Chairman of the Board of Directors           April 2, 2001
- -------------------------
William D. Rutherford


/s/ A. Jean De Grandpre            Director                                     April 2, 2001
- -------------------------
A. Jean de Grandpre


/s/ Heikki Jamsanen                Director                                     April 2, 2001
- -------------------------
Heikki Jamsanen


/s/ Aimo Olkkonen                  Director                                     April 2, 2001
- -------------------------
Aimo Olkkonen


/s/ James M. Usdan                 Director                                     April 2, 2001
- -------------------------
James M. Usdan


/s/ David A. Williams              Director                                     April 2, 2001
- -------------------------
David A. Williams


INDEPENDENT AUDITORS REPORT
- --------------------------------------------------------------------------------

To The Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Beaverton, Oregon


We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 2000 and 1999 and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Portland, Oregon
February 5, 2001 (March 30, 2001 as to Note 11)


        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF INCOME  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------


                                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         2000                1999                1998
                                                                  ------------------  ------------------  -----------------
Revenues                                                          $          156,981  $           77,831  $          45,139
                                                                  ------------------  ------------------  -----------------

Costs and expenses:
    Direct operating                                                          97,438              46,494             23,107
    General and administrative                                                45,892              28,711             18,334
                                                                  ------------------  ------------------  -----------------
                                                                             143,330              75,205             41,441
                                                                  ------------------  ------------------  -----------------

Income from operations                                                        13,651               2,626              3,698

Other (expense) income                                                           (25)                128                289
Interest and loan fees                                                        (3,206)               (773)              (309)
                                                                  ------------------  ------------------- ------------------

Income before income taxes                                                    10,420               1,981              3,678
Income tax expense                                                               678                  75                 75
                                                                  ------------------  ------------------  -----------------
Net income                                                        $            9,742  $            1,906  $           3,603
                                                                  ==================  ==================  =================

Income per common share
    Basic                                                         $              .83  $             .17   $             .33
    Diluted                                                       $              .80  $             .16   $             .32



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

BALANCE SHEETS  (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                                   DECEMBER 31,
                                                                                             2000                1999
                                                                                      ------------------  -----------------
ASSETS

Current assets:
    Cash and cash equivalents                                                         $            6,463  $           9,564
    Short-term investments                                                                             -                400
    Accounts receivable                                                                           36,559             15,357
    Prepaid costs and other current assets                                                         1,864                985
                                                                                      ------------------  -----------------

        Total current assets                                                                      44,886             26,306

Furniture, fixtures and equipment, net                                                            54,749             38,225
Other assets                                                                                       2,663                944
                                                                                      ------------------  -----------------

                                                                                      $          102,298  $          65,475
                                                                                      ==================  =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                  $            2,633  $           2,909
    Accrued liabilities                                                                            6,088              2,390
    Accrued payroll and related costs                                                              9,181              3,839
    Line of credit payable                                                                         4,750                  -
    Current portion of capital lease obligations                                                       -                159
    Current portion of long-term debt                                                              9,511              5,259
                                                                                      ------------------  -----------------

        Total current liabilities                                                                 32,163             14,556

Capital lease obligations                                                                              -                 17
Long-term debt                                                                                    24,731             18,923
                                                                                      ------------------  -----------------

                                                                                                  56,894             33,496
                                                                                      ------------------  -----------------

Commitments and contingencies                                                                          -                  -

Shareholders' equity:
Preferred stock, no par value; 10,000 shares
    authorized, no shares issued or outstanding                                                        -                  -
Common stock, no par value; 50,000 shares
    authorized, 11,832 and 11,414 shares issued and outstanding
    at December 31, 2000 and 1999, respectively                                                   43,991             40,308
Retained earnings (accumulated deficit)                                                            1,413             (8,329)
                                                                                      ------------------  -----------------

Shareholders' equity                                                                              45,404             31,979
                                                                                      ------------------  -----------------

                                                                                      $          102,298  $          65,475
                                                                                      ==================  =================



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY  (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                           SHAREHOLDERS' EQUITY
                                               ----------------------------------------------------------------------------
                                                           COMMON STOCK               RETAINED EARNINGS
                                               ------------------------------------      (ACCUMULATED        SHAREHOLDERS'
                                                    SHARES              AMOUNT             DEFICIT)             EQUITY
                                               -----------------  ------------------  ------------------    ---------------
Balances at December 31, 1997                             10,926     $        37,514    $        (13,838)   $        23,676

Employee stock options exercised, net                        262                 963                   -                963
Net income                                                     -                   -               3,603              3,603
                                               -----------------     ---------------    ----------------    ---------------

Balances at December 31, 1998                             11,188              38,477             (10,235)            28,242

Employee stock options exercised, net                        226               1,831                   -              1,831
Net income                                                     -                   -               1,906              1,906
                                               -----------------     ---------------    ----------------    ---------------

Balances at December 31, 1999                             11,414              40,308              (8,329)            31,979

Employee stock options exercised, net                        392               3,426                   -              3,426
Employee stock purchase plan                                  26                 257                   -                257
Net income                                                     -                   -               9,742              9,742
                                               -----------------     ---------------    ----------------    ---------------

Balances at December 31, 2000                             11,832     $        43,991    $          1,413    $        45,404
                                               =================     ===============    ================    ===============



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

STATEMENTS OF CASH FLOWS  (IN THOUSANDS)
- --------------------------------------------------------------------------------


                                                                                   YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         2000                1999                1998
                                                                  ------------------  ------------------  -----------------
Cash flows from operating activities:
    Net income                                                    $            9,742  $            1,906  $           3,603
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                         10,465               6,225              3,774
        Loss on disposal of fixed assets                                         220                  67                 73
        Deferred income taxes                                                    (96)                 (8)               (42)
        Changes in certain assets and liabilities:
           Accounts receivable                                               (21,202)             (7,929)            (2,799)
           Prepaid expenses and other assets                                  (2,543)               (728)               (91)
           Accounts payable, accrued liabilities and payroll costs             8,764               3,793              2,028
                                                                             -------             -------            ---------

               Net cash provided by operating activities                       5,350               3,326              6,546
                                                                  ------------------  ------------------  -----------------

Cash flows from investing activities:
    Capital expenditures                                                     (27,168)            (24,397)            (9,085)
    Purchase of short-term investments                                             -                (400)            (1,507)
    Maturity of short-term investments                                           400               1,507                  -
                                                                  ------------------  ------------------  -----------------

               Net cash used in investing activities                         (26,768)            (23,290)           (10,592)
                                                                  ------------------  ------------------  -----------------

Cash flows from financing activities:
    Net proceeds from (repayment of) line of credit                            4,750              (1,400)             1,400
    Proceeds from issuance of debt                                            16,637              31,800                  -
    Repayment of debt                                                         (6,577)             (8,474)               (90)
    Repayment of capital lease obligations                                      (176)               (292)              (718)
    Proceeds from exercise of stock options
      and employee stock purchases                                             3,683               1,831                963
                                                                  ------------------  ------------------  -----------------

               Net cash provided by financing activities                      18,317              23,465              1,555
                                                                  ------------------  ------------------  -----------------

Net (decrease) increase in cash and cash equivalents                          (3,101)              3,501             (2,491)

Cash and cash equivalents, beginning of year                                   9,564               6,063              8,554
                                                                  ------------------  ------------------  -----------------

Cash and cash equivalents, end of year                            $            6,463  $            9,564  $           6,063
                                                                  ==================  ==================  =================



        The accompanying notes are an integral part of these statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

SHORT-TERM INVESTMENTS. Short-term investments include highly liquid investments such as money market instruments with original maturity dates of three months to one year. All investments are classified as "held-to-maturity" and accordingly are recorded at cost, which approximates fair value.

MAJOR CUSTOMERS. In each of the years ended December 31, 2000, 1999 and 1998, twelve customers accounted for substantially all revenue and accounts receivable reported. Our three largest customers accounted for approximately 31%, 29% and 21% of revenue in 2000. Our four largest customers accounted for approximately 40%, 30%, 11% and 11% of revenue in 1999. Our five largest customers accounted for approximately 38%, 18%, 17%, 12% and 11% of revenue in 1998. We have not historically incurred significant losses related to our accounts receivable.

FURNITURE, FIXTURES AND EQUIPMENT. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenses for repairs and maintenance are expensed as incurred. Capital lease assets were $0 and $1,184,000 at December 31, 2000 and 1999, respectively. Accumulated amortization for capital leases is included in accumulated depreciation. In the event that facts and circumstances indicate that the cost of furniture, fixtures and equipment may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

OTHER ASSETS. Other assets include patents, patents pending and trademarks. These assets are carried at cost less accumulated amortization. Other assets are amortized over the estimated useful lives of the related assets of five to ten years. The related accumulated amortization was $92,885 and $81,745 for the years ended December 31, 2000 and 1999, respectively. In the event that facts and circumstances indicate that the recorded value of patents or trademarks may be impaired, an evaluation of recoverability would be performed and the asset's carrying amount would be reduced to market value or discounted cash flow value.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and line of credit payable approximate fair value due to the short-term maturities of these assets and liabilities.

REVENUE RECOGNITION. Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis. Prices per call vary based on monthly volumes achieved. Revenue is recognized as services are provided.

EARNINGS PER SHARE. Basic earnings per share was calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share was calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that effect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year. Actual results could differ from those estimates.

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

RECLASSIFICATION. Certain balances in the 1999 and 1998 financial statements have been reclassified to conform to 2000 presentations. Such reclassifications had no effect on reported net income.

2.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment by major classification are summarized as follows:

                                                         DECEMBER 31,
                                              -------------------------------------
(In thousands)                                       2000                1999
                                              ------------------  -----------------
Equipment                                     $           63,232  $          41,578
Furniture and fixtures                                     9,794              6,610
Leasehold improvements                                     5,037              3,729
                                              ------------------  -----------------
                                                          78,063             51,917

Accumulated depreciation and amortization                (23,314)           (13,692)
                                              ------------------  -----------------

                                              $           54,749  $          38,225
                                              ==================  =================

3.   LONG-TERM DEBT

Long-term debt consisted of the following:

                                                           DECEMBER 31,
                                              -------------------------------------
(In thousands)                                       2000                1999
                                              ------------------  -----------------
Secured Equipment Financing Loans             $           34,242  $          24,182
Current portion of long-term debt                         (9,511)            (5,259)
                                              ------------------  -----------------

                                              $           24,731  $          18,923
                                              ==================  =================

LOAN AGREEMENTS. At various times during 2000 and 1999, we entered into equipment financing loan agreements with an equipment financing lender. The agreements provide us with borrowing capacity to fund the expansion of our call center network and for other equipment needs. The agreements provide for fixed or floating rate options and all assets purchased pursuant to the agreements are pledged as collateral. Individual borrowings under the agreements have terms of 48 months each, and prepayment of outstanding borrowings is allowable 12 months after the funding dates, or, with certain restrictions, at any time prior, for a 1% fee. The equipment financing lender committed to a total lending capacity of $54 million. As of December 31, 2000, we had $34.2 million in borrowings under this facility (see Note 11), with individual borrowings bearing interest at fixed rates ranging from 8.10% to 10.09%. The interest rates approximate current market rates; thus, the recorded value of these loans is considered to be at fair value.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

During December 1999, we entered into a new line of credit agreement with a commercial bank that replaced prior agreements. The agreement consists of a $10 million revolving line of credit that expires in December 2001. Outstanding borrowings bear interest at the prime rate plus up to 0.5% (10.0% at December 31, 2000) based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral. In addition, the line has an unused facility fee of up to 0.75%, also based on the ratio of debt to cash flow. The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth. As of December 31, 2000, we had approximately $4.8 million in borrowings outstanding under this agreement.

4.   LEASE OBLIGATIONS

We lease operating facilities and equipment under operating leases with unexpired terms of one to nine years. Rental expense for operating leases was approximately $5,418,000, $3,497,000 and $2,091,000 for 2000, 1999 and 1998,
respectively.

Minimum annual rentals for the five years subsequent to 2000 and in the aggregate thereafter are as follows:

                  (In thousands)

                      YEAR ENDING
                     DECEMBER 31,                                                       OPERATING LEASES
                  ------------------                                                    ------------------
                         2001                                                                        6,481
                         2002                                                                        6,339
                         2003                                                                        6,047
                         2004                                                                        5,080
                         2005                                                                        3,577
                      Thereafter                                                                     5,061
                                                                                        ------------------

                  Total minimum lease payments                                          $           32,585
                                                                                        ==================

5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK. We have authorized 10,000,000 shares of preferred stock for issuance. Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares. No preferred shares were issued or outstanding as of December 31, 2000.

COMMON STOCK OPTIONS AND WARRANTS. We have a Stock Incentive Plan (the "Plan"), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 2000, 2,300,000 shares of common stock were reserved for issuance under the Plan. In January 2001, the shareholders approved an amendment to the Plan increasing the number of shares reserved for issuance to 2,880,000 (See Note 11). It is intended that the Plan will be used principally to attract and retain key employees.

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

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

In 1999, our stockholders approved the Metro One Telecommunications, Inc. 1999 Employee Stock Purchase Plan (the "ESPP"). The purpose of the ESPP is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of the Company's common stock on a semi-annual basis, up to 10% of pre-tax compensation. The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period. As of December 31, 2000, 150,000 shares of common stock were reserved for issuance under the ESSP and 25,783 shares have been issued under the plan.

We have elected to continue to account for stock options according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under the Plan. If compensation cost on stock options granted in 2000, 1999 and 1998 under this Plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," our net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:

(In thousands, except
per share amounts)                                               2000                  1999                  1998
                                                                 ----                  ----                  ----
Net income, as reported                                          $9,742                $1,906                $3,603
Diluted earnings per share, as reported                            0.80                  0.16                  0.32

Net income, pro forma                                             8,747                 1,014                 3,311
Diluted earnings per share, pro forma                              0.72                  0.08                  0.29

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0 for all years; risk-free interest rates of 5.0, 5.9 and 4.5 percent; expected volatility of 75.4, 73.6 and 66.6 percent; and expected life of 4.0 for all years.

A summary of the status of our stock option plan as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below.

                                               2000                           1999                          1998
(In thousands, except               --------------------------    ---------------------------    --------------------------
  per share amounts)                                 Weighted-                      Weighted-                     Weighted-
                                                       Average                        Average                       Average
                                        Shares     Exer. Price        Shares      Exer. Price        Shares     Exer. Price
                                    -------------  -----------    --------------  -----------    -------------  -----------
Outstanding at
   beginning of year                        1,543  $      9.17             1,765  $      8.88            1,454  $      8.58
Granted                                       340        13.00                55        15.76              407        10.07
Exercised                                    (392)        8.75              (227)        8.08              (62)        8.07
Forfeited                                    (121)       10.48               (50)       11.17              (34)       11.82
                                    -------------  -----------    --------------  -----------    -------------  -----------

Outstanding at
   end of year                              1,370  $     10.13             1,543  $      9.17            1,765  $      8.88
                                    =============  ===========    ==============  ===========    =============  ===========

Options exercisable at year-end             1,006                          1,212                         1,244
Weighted-average fair value of
   options granted during the year  $        5.93                 $         8.11                 $        4.37

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2000:

(in thousands, except                           Outstanding                                        Exercisable
per share amounts)       -------------------------------------------------------    -------------------------------------
                              Number      Weighted-average                                Number
     Range of                   of           Remaining         Weighted-average             of           Weighted-average
  Exercise Prices            Options   Contractual Life (Yrs)   Exercise Price           Options           Exercise Price
- ------------------       -------------------------------------------------------    -------------------------------------
EXERCISE PRICE
$     8.05 -  8.05                   576         4.64           $           8.05                576         $        8.05
$     8.50 - 12.00                   512         7.80           $          10.15                270         $        9.54
$    12.63 - 18.00                   282         8.60           $          14.32                160         $       14.15
- ------------------       ---------------         ----           ----------------    ---------------         -------------
$     8.05 - 18.00                 1,370         6.64           $          10.13              1,006         $        9.42
==================       ===============         ====           ================    ===============         =============

6.   OTHER INCOME AND EXPENSE

Included in other income are certain items that do not relate directly to current ongoing business activity. Included in this classification for the year ended December 31, 2000 are losses on asset dispositions of $220,000 and other miscellaneous non-operating expenses of $106,000 offset by interest income of $301,000. For the year ended December 31, 1999, other income consisted primarily of losses on asset dispositions of $67,000 offset by interest income of $192,000. For the year ended December 31, 1998, other income consisted primarily of losses on asset dispositions of $73,000 offset by interest income of $365,000.

7.     INCOME TAXES

The components of income tax expense for the years ended December 31 are as follows:

(In thousands)                                                           2000                1999                1998
                                                                  ------------------  ------------------  -----------------
Current:
    Federal                                                       $               96  $                8  $              42
    State                                                                        678                  75                 75
                                                                  ------------------  ------------------  -----------------
                                                                                 774                  83                117
                                                                  ------------------  ------------------  -----------------
Deferred:
    Federal                                                                      (96)                 (8)               (42)
    State                                                                          -                   -                  -
                                                                  ------------------  ------------------  -----------------
                                                                                 (96)                 (8)               (42)
                                                                  ------------------  ------------------  -----------------

Total tax expense                                                 $              678  $               75  $              75
                                                                  ==================  ==================  =================

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

At December 31, the significant components of deferred tax assets and liabilities are as follows:

                                                                                                    DECEMBER 31,
(In thousands)                                                                               2000                1999
                                                                                      ------------------  -----------------
Deferred tax liability:
    Tax depreciation in excess of book                                                $            4,343  $           2,707
                                                                                      ------------------- ------------------

Deferred tax asset:
    Net operating loss carryforwards                                                  $            4,441  $           5,983
    Expenses not currently deductible                                                                800                396
    Tax credit carryforwards                                                                         223                127
                                                                                      ------------------  -----------------
    Gross deferred tax assets                                                                      5,464              6,506
    Valuation allowance                                                                             (930)            (3,704)
                                                                                      ------------------  -----------------

    Deferred tax assets                                                                            4,534              2,802
                                                                                      ------------------  -----------------

    Net deferred tax asset                                                            $              191  $              95
                                                                                      ==================  ==================

During 2000 and 1999, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our product or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions and the other factors. Given the variability in operating results, we review the valuation allowance on a quarterly basis and make adjustments as appropriate.

At December 31, 2000, we had approximately $11.4 million of net operating loss carryforwards expiring during the years 2005 to 2010. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the years ended December 31 is as follows:

                                                                                         DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         2000                1999                1998
                                                                  ------------------  ------------------  -----------------
Federal statutory rate                                                         34.0%              34.0%               35.0%
State income taxes, net of federal benefit                                      6.6                3.9                 3.9
Valuation allowance                                                           (34.8)             (36.8)              (36.7)
Other                                                                            .7                2.7                (0.1)
                                                                  -----------------   ----------------    -----------------

Effective tax rate                                                              6.5%               3.8%                2.1%
                                                                  ==================  =================   =================

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

8.     EARNINGS PER SHARE

Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There were no adjustments to net income for the calculation of both basic and diluted earnings per shares for all periods.

The calculation of weighted-average outstanding shares is as follows:

                                                                                     AVERAGE SHARES
(In thousands)                                                      2000                  1999                  1998
                                                            --------------------  -------------------   -------------------
Weighted average common shares
   outstanding (used in computing Basic EPS)                              11,680               11,391                11,063
Common stock equivalents                                                     443                  597                   211
                                                            --------------------  -------------------   -------------------

Weighted average common shares
   outstanding (used in computing Diluted EPS)                            12,123               11,988                11,274
                                                            ====================  ===================   ===================

9.     BENEFIT PLANS

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

Participants' interest in company contributions to the plan vest over a four-year period. We made contributions of approximately $83,000, $55,000 and $35,000 during 2000, 1999 and 1998, respectively.

10.    STATEMENT OF CASH FLOWS

Supplemental disclosure of Cash Flow information:

                                                                                    YEAR ENDED DECEMBER 31,
(In thousands)                                                           2000                1999                1998
                                                                  ------------------  ------------------  -----------------
Cash paid for interest expense                                    $            3,130  $              718  $             297
Cash paid for income taxes                                                       366                  78                 95

11.      SUBSEQUENT EVENTS

On January 31, 2001, the Company's shareholders approved the proposed issuance and sale to Sonera Media Holding B.V. of 4,000,000 shares of Common Stock at a price of $17 per share, or a total of $68 million, which represents approximately 25.5% of our outstanding Common Stock after the issuance. Sonera Media Holding B.V. is a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland. This transaction was completed in February 2001. During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

In addition, in conjunction with the Sonera transaction, on January 31, 2001, the shareholders approved an amendment of our 1994 Stock Incentive Plan to increase the number of shares available for issuance by 580,000 shares, from 2,300,000 to 2,880,000 shares of Common Stock.

In February 2001, the Company acquired Enthusiasm Technologies, Inc., ("Enthusiasm") a Seattle-based developer of web-based data extraction and processing technology, for a combination of cash and stock. Enthusiasm builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Enthusiasm Technologies' proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. The purchase price is not material to the financial position of the Company.


QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


                                                                                  QUARTER ENDED
(In thousands except                                   --------------------------------------------------------------------
per share amounts)                                         MARCH 31           JUNE 30       SEPTEMBER 30       DECEMBER 31
                                                       ----------------  ---------------   ---------------  ---------------
2000
Revenues                                               $         29,711  $        36,589   $        42,953  $        47,728
Direct operating expense                                         18,523           24,036            26,879           27,999
General and administrative expense                                9,319           10,668            12,219           13,686
Income from operations                                            1,869            1,885             3,855            6,043
Net income                                                        1,121            1,156             2,764            4,702
Basic earnings per share                                            .10              .10               .24              .40
Diluted earnings per share                                          .09              .10               .23              .38

1999
Revenues                                               $         14,175  $        17,469   $        20,469  $        25,718
Direct operating expense                                          7,836           10,509            12,136           16,013
General and administrative expense                                5,653            6,768             7,374            8,916
Income from operations                                              686              192               959              789
Net income                                                          682              105               677              442
Basic earnings per share                                            .06              .01               .06              .04
Diluted earnings per share                                          .06              .01               .06              .04

