Form 10-Q
period 2001-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2001-05-15
CIK 920990

United States
Securities and Exchange Commission
Washington, D.C.   20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0995165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11200 Murray Scholls Place, Beaverton, Oregon 97007
(Address of principal executive offices)

(503) 643-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Number of shares of common stock outstanding as of May 8, 2001:  15,990,089 shares, no par value per share

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.
Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2001	2000

Revenues	$50,216	$29,711

Costs and expenses:
Direct operating	28,778	18,523
General and administrative	14,474	9,319
	43,252	27,842

Income from operations	6,964	1,869
Other income (expense), net	417	(98)
Interest expense and loan fees	(852)	(609)
Income before income taxes	6,529	1,162
Income tax expense	1,526	41
Net income	$5,003	$1,121

Earnings per share
Basic	$.35	$.10
Diluted	$.33	$.09

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands)	2001	2000

Assets

Current assets:
Cash and cash equivalents	$34,779	$6,463
Accounts receivable	34,769	36,559
Prepaid costs and other current assets	2,365	1,864

Total current assets	71,913	44,886

Furniture, fixtures and equipment, net	57,095	54,749
Other assets	8,392	2,663
	$137,400	$102,298

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,276	$2,633
Accrued liabilities	7,739	6,088
Accrued payroll and related costs	7,829	9,181
Operating line of credit	-	4,750
Current portion of long-term debt	-	9,511

Total current liabilities	18,844	32,163

Long-term debt	-	24,731
	18,844	56,894

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, no par value; 50,000 shares authorized, 15,959 and 11,832 shares issued and outstanding at March 31, 2001 and December 31, 2000 respectively	112,140	43,991
Retained Earnings	6,416	1,413
Shareholders' equity	118,556	45,404
	$137,400	$102,298

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$5,003	$1,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,504	2,183
Loss on disposal of fixed assets	16	152
Changes in certain assets and liabilities:
Accounts receivable	1,790	(6,219)
Prepaid expenses and other assets	875	(147)
Accounts payable, accrued liabilities and payroll and related costs	(1,019)	(1,297)

Net cash provided by (used in) operating activities	10,169	(4,207)

Cash flows from investing activities:
Capital expenditures	(4,368)	(5,497)
Cash paid in business combination	(3,638)	-
Proceeds from sale of assets	195	-
Maturity of short-term investments	-	400

Net cash used in investing activities	(7,811)	(5,097)
Cash flows from financing activities:
Proceeds from issuance of debt	-	3,448
Repayment of debt	(34,241)	(1,262)
Net (repayment) borrowings on line of credit	(4,750)	3,000
Repayment of capital lease obligations	-	(49)
Net proceeds from sale of common stock	64,695	-
Proceeds from exercise of stock options	254	1,177

Net cash provided by financing activities	25,958	6,314

Net increase (decrease) in cash and cash equivalents	28,316	(2,990)

Cash and cash equivalents, beginning of period	6,463	9,564

Cash and cash equivalents, end of period	$34,779	$6,574

Supplementary disclosure of non-cash transactions

Issuance of 103,651 shares of common stock in business combination	$3,200	-

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Notes to Condensed Financial Statements (in 000s, except per share amounts, unaudited)

1.          Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

2.          Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding.  Diluted earnings per share reflects the dilutive effect of stock options outstanding.  Net income for the calculation of both basic and diluted earnings per share is the same for all periods.

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	Three Months Ended March 31,
	2001	2000
Weighted average shares outstanding – Basic	14,456	11,493
Dilutive effect of stock options	655	504

Weighted average shares outstanding - Diluted	15,111	11,997

The amount of dilution attributable to the stock options, determined by the treasury stock method, is dependent on the average market price of our common stock for each period.

3.          Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4.          Supplemental Cash Flow Information

	Three Months Ended March 31,
Cash Paid For:	2001	2000
Interest	$950	$581
Income taxes	86	10

5.          Income Taxes

At December 31, 2000, we had approximately $11.4 million of net operating loss carryforwards expiring during the years 2005 to 2010.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the quarter, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the  expansion of our national call center network, general employment environment, general economic conditions and other factors.  Given the variability in operating results, we will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

For fiscal year 2001, we expect our combined effective federal and state income tax rate to be approximately 24%.  The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the year ended December 31, 2001 are expected to primarily result from changes in the deferred tax asset valuation allowance due to the utilization of net operating loss carryforwards.

6.  Significant Transactions

In February 2001, we completed the sale and issuance to Sonera Media Holding B.V. ("Sonera") of Finland, of four million shares of our common stock at a price of US$17.00 per share, for an aggregate price of $68 million (net proceeds of $64.7 million) and an approximate 25.5% ownership position.  Under the terms of the agreement, Sonera has gained representation on our Board of Directors and can further acquire up to an aggregate 33% ownership position.  We have utilized a portion of the cash received to retire approximately $35 million of debt.  We intend to use the additional cash to further expand our infrastructure and capacity through expansion of existing call centers and new call centers in selected markets and for other corporate purposes.

In February 2001, we completed the purchase of Enthusiasm Technologies, Inc. ("Enthusiasm"), a Seattle-based developer of web-based data extraction and processing technology.  The purchase price has been allocated to assets acquired including proprietary technology, intangibles and goodwill.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

             Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of Enhanced Directory Assistance® ("EDA") contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of our expansion and infrastructure investment activities, changes in labor and unemployment rates, general economic conditions and other factors, including but not limited to, factors detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Overview

             We are the leading developer and provider of Enhanced Directory Assistance and other enhanced telecom services. We have significant contracts with six different wireless and landline carriers (“customers”) to provide EDA and other services in numerous U.S. markets. Our recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 76% and 69%, respectively, in the first quarter of 2001 from the first quarter of 2000, and profits grew to $5,003,000 from $1,121,000.

             Our marketing strategy includes efforts to increase our share of the directory assistance and information services markets by expanding services to existing customers, adding new customers and subsequently expanding our call center network into new geographic markets. We have had ongoing business discussions about new contracts with other telecommunications companies. We opened one new call center in the first three months of 2001 and anticipate that we will open additional call centers or expand or relocate existing call centers, as needed, during 2001 and beyond to serve new or existing customers. With our increasing size, we expect that costs associated with opening each new call center should have a diminishing impact on results of operations.

             To stimulate an increase in call volume and to attract and expand customer commitments, our strategy has included price discounts based on call volumes. We expect that our average price per call will continue to decrease in the remainder of 2001 as increasing call volumes trigger volume-based pricing discounts. In addition, as we enter into additional or new contracts, the average price per call may decrease as we attempt to increase market share. We believe that our reduced pricing better positions us to retain and expand service with existing customers, to extend service to new customers and to achieve greater operating margins over time.

             In February 2001, we completed the sale and issuance to Sonera Media Holding B.V. (“Sonera”) of Finland, of four million shares of our common stock at a price of US$17.00 per share, for an aggregate price of $68 million (net proceeds of $64.7 million) and an approximate 25.5% ownership position. Under the terms of the agreement, Sonera has gained representation on our Board of Directors and can further acquire up to an aggregate 33% ownership position. We have utilized a portion of the cash received to retire approximately $35 million of debt. We intend to use the additional cash to further expand our infrastructure and capacity through expansion of existing call centers and new call centers in selected markets and for other corporate purposes.

             In February 2001, we completed the purchase of Enthusiasm Technologies, Inc. (“Enthusiasm”), a Seattle-based developer of web-based data extraction and processing technology. Enthusiasm builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Enthusiasm’s proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. Enthusiasm will contribute to the expansion of our services and data offerings to our wireless and other customers.

Results of Operations

             The following table sets forth, for the periods indicated, the items of our statements of income as a percentage of revenues.

	Three Months Ended March 31,
	2001	2000
Revenues	100.0%	100.0%
Direct operating costs	57.3	62.3
General and administrative costs	28.8	31.4
Income from operations	13.9	6.3
Other income(expense), net	0.8	(0.3)
Interest and loan fees	(1.7)	(2.1)
Income before income taxes	13.0	3.9
Income tax expense	3.0	0.1
Net income	10.0	3.8

Comparison of First Quarter 2001 to First Quarter 2000

                Revenues increased 69.0% to $50.2 million in the first quarter of 2001 from $29.7 million in the first quarter of 2000. Call volume grew to over 99 million calls in the first quarter of 2001 from approximately 56 million calls during the first quarter of 2000. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

                Direct operating costs increased 55.4% to $28.8 million in the first quarter of 2001 from $18.5 million in the first quarter of 2000. This increase was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 57.3% in the first quarter of 2001 from 62.3% in the first quarter of 2000. This decrease was due primarily to operating efficiencies and lower listings data costs.

                General and administrative costs increased 55.3% to $14.5 million in the first quarter of 2001 from $9.3 million in the first quarter of 2000. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 28.8% in the first quarter of 2001 from 31.4% in the first quarter of 2000. This decrease resulted primarily from efficiencies associated with the expansion of our national network of call centers. Depreciation and amortization increased by 64.6% to $3.4 million in the first quarter of 2001 from $2.0 million in the first quarter of 2000 due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income (expense), net for the three months ended March 31, 2001 was income of $417,000 consisting primarily of interest income partially offset by loss on disposal of assets. Other income (expense), net for the three months ended March 31, 2000 was expense of $98,000 and consisted primarily of loss on disposal of assets offset by interest income.

                Interest expense and loan fees increased 39.9% to $852,000 from $609,000. This increase was primarily attributable to an increase in average outstanding debt. The debt was incurred to finance equipment purchased for existing and new call centers and for infrastructure and other corporate needs. All debt was paid in full as of March 31, 2001 using a portion of the proceeds from the investment from Sonera.

                Income tax expense for the three months ended March 31, 2001 was $1.5 million, for an effective tax rate of approximately 23.4%. Income tax expense for the three months ended March 31, 2000 was $41,000, for an effective tax rate of approximately 3.5%. These rates differ from the combined federal and state statutory rate of approximately 41% due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

                Our cash and cash equivalents are recorded at cost, which approximates fair market value. As of March 31, 2001, we had $34.8 million in cash and cash equivalents compared to $6.5 million at December 31, 2000. The net increase of $28.3 million resulted primarily from the investment by Sonera and operating cash inflows partially offset by cash paid for capital expenditures, the repayment of debt and the acquisition of Enthusiasm.

                Working capital was $53.1 million at March 31, 2001, compared to $12.8 million at December 31, 2000. This increase is due primarily to working capital provided by the investment of Sonera, offset by the use of cash for capital expenditures, the repayment of debt and the acquisition of Enthusiasm.

                Cash Flow from Operations. Net cash provided by operations was $10.2 million for the three months ended March 31, 2001 resulting primarily from net income, the effect of non-cash depreciation and amortization, a decrease in accounts receivable and a decrease in prepaid expenses and other assets exclusive of investing activities.  This was partially offset by an increase in accounts payable and accrued expenses.

                Cash Flow from Investing Activities. Cash used in investing activities was $7.8 million for the three months ended March 31, 2001 resulting primarily from capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers and cash paid in the acquisition of Enthusiasm.

                Cash Flow from Financing Activities. Net cash provided by financing activities was $26.0 million for the three months ended March 31, 2001 resulting primarily from the proceeds of the investment by Sonera which was partially used for repayment of debt. Additional cash was provided by the exercise of common stock options.

                We have a $10.0 million secured line of credit agreement with a commercial bank.  The agreement expires in December 2001.  Outstanding borrowings bear interest at the prime rate (8.0% at March 31, 2001) plus up to 0.5% based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral.  In addition, the line has an unused facility fee of up to 0.75%, also based on the ratio of debt to cash flow.  The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth.  As of March 31, 2001, we had no outstanding borrowings under this agreement.

                Future Capital Needs and Resources. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business, to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions, other corporate development activities and working capital. We anticipate that our capital expenditures will be approximately $25 million in 2001, resulting primarily from projected call center expansions, increased network capacity and corporate development activities.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Substantially all of our cash and cash equivalents are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates. However, substantially all of our investments at March 31, 2001 were invested in overnight money market instruments and were redeemable on a daily basis. Substantially all of the underlying investments in the money market fund had maturities averaging three months or less. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

PART II.           OTHER INFORMATION

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On January 31, 2001, a special meeting was held to approve the proposed sale and issuance of common stock as described above in Item 2. In addition, the shareholders were asked to approve an amendment of our 1994 Stock Incentive Plan to increase the number of shares available for issuance.  The results of the votes were as follows.

	Sonera	Stock Incentive Plan
For	6,690,671	6,461,897
Against	470,326	2,815,606
Abstain	8,362	37,480
Broker Non-Votes	2,145,624	0

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

             (a)         Exhibits

             None

             (b) Reports filed on Form 8-K

             On February 15, 2001, we filed the following current report on Form 8-K under Item 5, Other Events:

Date of Report	Topics

February 2, 2001	Metro One Telecommunications completes the sale of 4,000,000 shares of common stock to Sonera Media Holding B.V.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metro One Telecommunications, Inc.
Registrant

Date: May 15, 2001

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President
Chief Financial Officer