Form 10-Q
period 2001-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2001-08-14
CIK 920990

United States
Securities and Exchange Commission
Washington, D.C.   20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0995165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11200 Murray Scholls Place, Beaverton, Oregon  97007
(Address of principal executive offices)

(503) 643-9500
(Registrant’s telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No☐

Number of shares of common stock outstanding as of July 24, 2001: 24,152,707 shares, no par value per share

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc

Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2000	2001	2001	2000

Revenues	$59,162	$36,589	$109,378	$66,300

Costs and expenses:
Direct operating	32,875	24,036	61,652	42,559
General and administrative	16,761	10,668	31,235	19,987

	49,636	34,704	92,887	62,546

Income from operations	9,526	1,885	16,491	3,754

Other income (expense), net	317	40	734	(59)
Interest expense and loan fees	(9)	(727)	(862)	(1,335)

Income before income taxes	9,834	1,198	16,363	2,360
Income tax expense	2,074	42	3,600	83

Net income	$7,760	$1,156	$12,763	$2,277

Earnings per share
Basic	$.32	$.07	$.56	$.13
Diluted	$.31	$.06	$.53	$.13

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc

Condensed Balance Sheets (Unaudited)

	June 30,	December 31,

(In thousands)	2001	2000

Assets

Current assets:
Cash and cash equivalents	$31,181	$6,463
Accounts receivable	43,956	36,559
Prepaid costs and other current assets	2,023	1,864

Total current assets	77,160	44,886

Furniture, fixtures and equipment, net	62,718	54,749
Other assets	8,485	2,663

	$148,363	$102,298

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$4,154	$2,633
Accrued liabilities	6,262	6,088
Accrued payroll and related costs	10,383	9,181
Operating line of credit	-	4,750
Current portion of long-term debt	-	9,511

Total current liabilities	20,799	32,163

Long-term debt	-	24,731

	20,799	56,894

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, no par value; 50,000 shares authorized,
24,153 and 17,747 shares issued and outstanding
at June 30, 2001 and December 31, 2000 respectively	113,388	43,991
Retained earnings	14,176	1,413

Shareholders’ equity	127,564	45,404

	$148,363	$102,298

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,

(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$12,763	$2,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,349	4,625
Loss on disposal of fixed assets	122	153
Changes in certain assets and liabilities:
Accounts receivable	(7,397)	(14,439)
Prepaid expenses and other assets	951	(848)
Accounts payable, accrued liabilities and payroll and related costs	938	4,060

Net cash provided by (used in) operating activities	14,726	(4,172)

Cash flows from investing activities:
Capital expenditures	(13,769)	(12,638)
Cash paid in business combination	(3,639)	-
Proceeds from sale of assets	195	-
Maturity of short-term investments	-	400

Net cash used in investing activities	(17,213)	(12,238)

Cash flows from financing activities:
Proceeds from issuance of debt	-	8,992
Repayment of debt	(34,241)	(2,745)
Net (repayment) borrowings on line of credit	(4,750)	5,700
Repayment of capital lease obligations	-	(91)
Net proceeds from sale of common stock	64,670	-
Proceeds from exercise of stock options	1,526	1,983

Net cash provided by financing activities	27,205	13,839

Net increase (decrease) in cash and cash equivalents	24,718	(2,573)

Cash and cash equivalents, beginning of period	6,463	9,564

Cash and cash equivalents, end of period	$31,181	$6,991

Supplementary disclosure of non-cash transactions

Issuance of 103,651 shares of common stock in business combination	$3,200	-

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc

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

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Weighted average shares outstanding – Basic	24,035	17,371	22,872	17,307
Dilutive effect of stock options	1,242	419	1,113	585

Weighted average shares outstanding – Diluted	25,277	17,790	23,985	17,892

The amount of dilution attributable to the stock options, determined by the treasury stock method, is dependent on the average market price of our common stock for each period.

On May 16, 2001, the Company's Board of Directors effected a three-for-two stock split by declaring a 50% stock dividend, distributing 8.1 million shares on June 29, 2001. All share and per share data presented in the accompanying financial statements and notes thereto have been restated for the stock split.

3.          Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

4.          Supplemental Cash Flow Information

	Six Months Ended June 30,

	2001	2000

Cash paid for:
Interest	$959	$1,270
Income taxes	1,887	51

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

During the quarter, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers or their subscribers, the timing and expense of the  expansion of our national call center network, general employment environment, general economic conditions and other factors.  Given the variability in operating results, we will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

For fiscal year 2001, we expect our combined effective federal and state income tax rate to be approximately 22%.  The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the year ended December 31, 2001 are expected to primarily result from changes in the deferred tax asset valuation allowance due to the utilization of net operating loss carryforwards.

6.          Significant Transactions

In February 2001, we completed the sale and issuance to Sonera Media Holding B.V. (“Sonera”) of Finland, of six million shares of our common stock at a price of US$11.33 per share, for an aggregate price of $68 million (net proceeds of $64.7 million) and an approximate 25.5% ownership position. Under the terms of the agreement, Sonera has gained representation on our Board of Directors and can further acquire up to an aggregate 33% ownership position. We have utilized a portion of the cash received to retire approximately $35 million of debt. We intend to use the additional cash to further expand our infrastructure and capacity through expansion of existing call centers and new call centers in selected markets and for other corporate purposes.

In February 2001, we completed the purchase of Enthusiasm Technologies, Inc., a developer of web-based data extraction and processing technology. The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology and intangibles and goodwill.  Pro forma financial information is not presented, as the impact on the Company’s results of operations was not material.

7.          Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for us beginning January 1, 2002. Management is currently evaluating the impact of this statement.  However, we do not expect the impact on the Company’s results of operations to be material.

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

             Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers or their subscribers, the timing and expense of the expansion of our national call center network, general employment environment, general economic conditions and other factors, including but not limited to, factors detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Overview

             We are the leading developer and provider of Enhanced Directory Assistance ("EDA") and other enhanced telecom services. We have contracts with wireless and landline carriers (“customers”) to provide EDA and other services in numerous U.S. markets. Our recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 70% and 62%, respectively, in the second quarter of 2001 from the second quarter of 2000, and profits grew to $7,760,000 from $1,156,000.

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

             In February 2001, we completed the sale and issuance to Sonera Media Holding B.V. (“Sonera”) of Finland, of six million shares of our common stock at a price of US$11.33 per share, for an aggregate price of $68 million (net proceeds of $64.7 million) and an approximate 25.5% ownership position. Under the terms of the agreement, Sonera has gained representation on our Board of Directors and can further acquire up to an aggregate 33% ownership position. We have utilized a portion of the cash received to retire approximately $35 million of debt. We intend to use the additional cash to further expand our infrastructure and capacity through expansion of existing call centers and new call centers in selected markets and for other corporate purposes.

             In February 2001, we completed the purchase of Enthusiasm Technologies, Inc. (“Enthusiasm”), a developer of web-based data extraction and processing technology. Enthusiasm builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Enthusiasm’s proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. We believe that Enthusiasm will contribute to the expansion of our services and data offerings to our wireless and other customers.

Results of Operations

             The following table sets forth, for the periods indicated, the items of our statements of income as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	55.6	65.7	56.4	64.2
General and administrative costs	28.3	29.2	28.6	30.1

Income from operations	16.1	5.2	15.1	5.7
Other income(expense), net	0.5	0.1	0.7	(0.1)
Interest and loan fees	(0.0)	(2.0)	(0.8)	(2.0)

Income before income taxes	16.6	3.3	15.0	3.6
Income tax expense	3.5	0.1	3.3	0.1

Net income	13.1	3.2	11.7	3.4

Comparison of Second Quarter 2001 to Second Quarter 2000

                Revenues increased 61.7% to $59.2 million in the second quarter of 2001 from $36.6 million in the second quarter of 2000. Call volume grew to 119 million calls in the second quarter of 2001 from approximately 70 million calls during the second quarter of 2000. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

                Direct operating costs increased 36.8% to $32.9 million in the second quarter of 2001 from $24.0 million in the second quarter of 2000. This increase was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 55.6% in the second quarter of 2001 from 65.7% in the second quarter of 2000. This decrease was due primarily to operating efficiencies and lower listings data costs.

                General and administrative costs increased 57.1% to $16.8 million in the second quarter of 2001 from $10.7 million in the second quarter of 2000. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 28.3% in the second quarter of 2001 from 29.2% in the second quarter of 2000. This decrease resulted primarily from efficiencies associated with the expansion of our national network of call centers. Depreciation and amortization increased by 59.1% to $3.7 million in the second quarter of 2001 from $2.3 million in the second quarter of 2000 due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the three months ended June 30, 2001 was $317,000 consisting primarily of interest income partially offset by loss on disposal of assets. Other income, net for the three months June 30, 2000 was $40,000 and consisted primarily of interest income offset by loss on disposal of assets.

                Interest expense and loan fees decreased 98.8% to $9,000 from $727,000. This decrease was primarily attributable to a decrease in average outstanding debt. All debt was paid in full as of March 31, 2001 using a portion of the proceeds from the investment from Sonera.

                Income tax expense for the three months ended June 30, 2001 was $2.1 million, for an effective tax rate of approximately 21.1%. Income tax expense for the three months ended June 30, 2000 was $42,000, for an effective tax rate of approximately 3.5%. These rates differ from the combined federal and state statutory rate of approximately 41% due to the use of net operating loss carryforwards.

Liquidity and Capital Resources

                Our cash and cash equivalents are recorded at cost, which approximates fair market value. As of June 30, 2001, we had $31.2 million in cash and cash equivalents compared to $6.5 million at December 31, 2000. The net increase of $24.7 million resulted primarily from the investment by Sonera and operating cash inflows partially offset by cash paid for capital expenditures, the repayment of debt and the acquisition of Enthusiasm.

                Working capital was $56.4 million at June 30, 2001, compared to $12.8 million at December 31, 2000. This increase is due primarily to working capital provided by the investment of Sonera, offset by the use of cash for capital expenditures, the repayment of debt and the acquisition of Enthusiasm.

                Cash Flow from Operations. Net cash provided by operations was $14.7 million for the six months ended June 30, 2001 resulting primarily from net income, the effect of non-cash depreciation and amortization, a decrease in prepaid expenses and other assets exclusive of investing activities and an increase in accounts payable and accrued liabilities.  This was partially offset by an increase in accounts receivable.

                Cash Flow from Investing Activities. Cash used in investing activities was $17.2 million for the six months ended June 30, 2001 resulting primarily from capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers and cash paid in the acquisition of Enthusiasm.

                Cash Flow from Financing Activities. Net cash provided by financing activities was $27.2 million for the six months ended June 30, 2001 resulting primarily from the proceeds of the investment by Sonera which was partially used for repayment of debt. Additional cash was provided by the exercise of common stock options.

                We have a $10.0 million secured line of credit agreement with a commercial bank.  The agreement expires in December 2001.  Outstanding borrowings bear interest at the prime rate (6.75% at June 30, 2001) plus up to 0.5% based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral.  In addition, the line has an unused facility fee of up to 0.75%, also based on the ratio of debt to cash flow.  The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth.  As of June 30, 2001, we had no outstanding borrowings under this agreement.

                Future Capital Needs and Resources. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business, to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions, other corporate development activities and working capital. We currently anticipate that our capital expenditures will be approximately $30 million in 2001, resulting primarily from projected call center expansions, increased network capacity and corporate development activities.

             Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for us beginning January 1, 2002. Management is currently evaluating the impact of this statement.  However, we do not expect the impact on the Company’s results of operations to be material.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Substantially all of our cash and cash equivalents are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates. However, substantially all of our investments at June 30, 2001 were invested in overnight money market instruments and were redeemable on a daily basis. Substantially all of the underlying investments in the money market fund had maturities averaging three months or less. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

PART II.           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             In June 2001, Metro One Telecommunications, Inc. completed the settlement of a lawsuit it filed in August 1999 against InfoNXX, Inc. alleging infringement of a Metro One Patent (U.S. Patent No. 5,797,092) relating to return to operator capabilities such as StarBack, as well as the settlement of a counter suit filed by InfoNXX and others. Court Orders have been issued barring InfoNXX from offering StarBack-like connectivity and dismissing with prejudice Metro One’s lawsuit and the counter suit.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

             None

             (b)        Reports filed on Form 8-K

             None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metro One Telecommunications, Inc.
Registrant

Date: August 14, 2001

/s/ Dale N. Wahl

Dale N. Wahl
Senior Vice President
Chief Financial Officer