Form 10-Q
period 2001-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2001-11-14
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.   20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

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

(503) 643-9500

(Registrant’s telephone number)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Number of shares of common stock outstanding as of November 9, 2001: 24,350,877 shares, no par value per share

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2001	2000	2001	2000

Revenues	$60,868	$42,953	$170,246	$109,253

Costs and expenses:
Direct operating	35,194	26,879	96,846	69,439
General and administrative	16,954	12,219	48,189	32,205
	52,148	39,098	145,035	101,644

Income from operations	8,720	3,855	25,211	7,609

Other income (expense), net	267	50	1,001	(8)
Interest expense and loan fees	(15)	(931)	(877)	(2,267)

Income before income taxes	8,972	2,974	25,335	5,334
Income tax expense	1,397	210	4,997	293

Net income	$7,575	$2,764	$20,338	$5,041

Earnings per share
Basic	$.31	$.16	$.87	$.29
Diluted	$.30	$.15	$.83	$.28

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands)	2001	2000

Assets

Current assets:
Cash and cash equivalents	$33,807	$6,463
Accounts receivable	40,776	36,559
Prepaid costs and other current assets	2,193	1,864

Total current assets	76,776	44,886

Furniture, fixtures and equipment, net	65,369	54,749
Other assets	8,767	2,663

	$150,912	$102,298

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,675	$2,633
Accrued liabilities	4,790	6,088
Accrued payroll and related costs	8,532	9,181
Operating line of credit	-	4,750
Current portion of long-term debt	-	9,511

Total current liabilities	14,997	32,163

Long-term debt	-	24,731

	14,997	56,894

Commitments and contingencies	-	-

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	-	-
Common stock, no par value; 50,000 shares authorized, 24,246 and 17,747 shares issued and outstanding at September 30, 2001 and December 31, 2000 respectively	114,163	43,991
Retained earnings	21,752	1,413

Shareholders’ equity	135,915	45,404

	$150,912	$102,298

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2001	2000

Cash flows from operating activities:
Net income	$20,338	$5,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,449	7,422
Loss on disposal of fixed assets	143	148
Changes in operating assets and liabilities:
Accounts receivable	(4,217)	(23,966)
Prepaid costs and other current assets	259	(1,823)
Accounts payable, accrued liabilities and payroll and related costs	(4,864)	6,987

Net cash provided by (used in) operating activities	23,108	(6,191)

Cash flows from investing activities:
Capital expenditures	(20,301)	(20,269)
Cash paid in business combination	(3,639)	-
Proceeds from sale of assets	196	8
Maturity of short-term investments	-	400

Net cash used in investing activities	(23,744)	(19,861)

Cash flows from financing activities:
Proceeds from issuance of debt	-	13,630
Repayment of debt	(34,241)	(4,549)
Net (repayment) borrowings on line of credit	(4,750)	11,500
Repayment of capital lease obligations	-	(127)
Net proceeds from sale of common stock	64,670	-
Proceeds from exercise of stock options	2,301	2,311

Net cash provided by financing activities	27,980	22,765

Net increase (decrease) in cash and cash equivalents	27,344	(3,287)

Cash and cash equivalents, beginning of period	6,463	9,564

Cash and cash equivalents, end of period	$33,807	$6,277

Supplementary disclosure of non-cash investing activity

Issuance of 103,651 shares of common stock in business combination	$3,200	-

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Notes to Condensed Financial Statements (in 000s, unaudited)

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

A reconciliation of basic weighted average shares outstanding to diluted weighted average shares outstanding is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Weighted average shares outstanding – Basic	24,208	17,471	23,324	17,372
Dilutive effect of stock options	1,356	504	1,226	556

Weighted average shares outstanding - Diluted	25,564	17,975	24,550	17,928

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

4.        Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2001	2000
Cash paid for:
Interest	$975	$2,198
Income taxes	4,308	159

5.       Income Taxes

At December 31, 2000, we had approximately $11.4 million of net operating loss carryforwards expiring during the years 2005 to 2010.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

During the quarter, we reduced our deferred tax valuation allowance to reflect deferred tax assets used to reduce current year income taxes.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers or their subscribers, the timing and expense of the expansion of our national call center network, general employment environment, general economic conditions, significant world events and other factors.  Given the variability in operating results, we will continue to review the valuation allowance on a quarterly basis and make adjustments as appropriate.

For fiscal year 2001, we expect our combined effective federal and state income tax rate to be about 20%.  The difference between taxes calculated at the statutory federal and state tax rates and the effective combined rates for the year ended December 31, 2001 is expected to primarily result from changes in the deferred tax asset valuation allowance due to the utilization of net operating loss carryforwards.

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

In February 2001, we completed the purchase of a developer of web-based data extraction and processing technology. The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology and intangibles and goodwill.  Pro forma financial information is not presented, as the impact on the Company’s results of operations was not material.

7.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for the Company beginning January 1, 2002. Management is currently evaluating the impact of this statement.  However, we do not expect the impact on the Company’s results of operations to be material.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  SFAS No. 144 becomes effective January 1, 2002.  Management believes the adoption of SFAS No. 144 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

In September 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”.  This pronouncement discusses the classification and timing of reporting losses directly associated with the terrorist attacks of September 11, 2001.  The Company did not suffer direct loss of employee life or Company property as a result of the attacks.  However, these and subsequent related world events appear to have impacted customer calling behaviors and call arrival distribution patterns.  The extent of the impact of these events on the Company’s results of operations for the third quarter of 2001 or future periods cannot accurately be determined.  At this time, management believes that these events will not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Overview

                We are the leading developer and provider of Enhanced Directory Assistance (“EDA”) and other enhanced telecom services. We have contracts with wireless and landline carriers (“customers”) to provide EDA and other services in numerous U.S. markets. Our recent operations have been characterized by rapid call volume and revenue growth as well as growth in profits. Call volume and revenues increased 50% and 42%, respectively, in the third quarter of 2001 from the third quarter of 2000, and profits grew to $7,575,000 from $2,764,000.

                Our marketing strategy includes efforts to increase our share of the directory assistance and information services markets by expanding services to existing customers, adding new customers and subsequently expanding our call center network into new geographic markets. We have had ongoing business discussions about new contracts with other telecommunications companies. In order to serve new or existing customers, we anticipate that we will open additional call centers or expand or relocate existing call centers, as needed, during the remainder of 2001 and beyond.  We opened one new call center in the first nine months of 2001.

                To stimulate an increase in call volume and to attract and expand customer commitments, our strategy has included price discounts based on call volumes. We expect that our average price per call will continue to decrease in the remainder of 2001 as increasing call volumes trigger volume-based pricing discounts. We believe that our pricing strategy better positions us to retain and expand service with existing customers, to extend service to new customers and to achieve greater operating margins over time.

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

                In February 2001, we completed the purchase of a developer of web-based data extraction and processing technology, which has become our Content Development department. This group builds application-specific databases for a variety of portals, be they wired or wireless, voice or data. Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. We believe that these capabilities will contribute to the expansion of our services and data offerings to our wireless and other customers.

Results of Operations

                The following table sets forth, for the periods indicated, the items of our statements of income as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	57.8	62.6	56.9	63.6
General and administrative costs	27.9	28.4	28.3	29.5
Income from operations	14.3	9.0	14.8	6.9
Other income (expense), net	0.4	0.1	0.6	(0.0)
Interest and loan fees	(0.0)	(2.2)	(0.5)	(2.0)
Income before income taxes	14.7	6.9	14.9	4.9
Income tax expense	2.3	0.5	2.9	0.3
Net income	12.4	6.4	12.0	4.6

Comparison of Third Quarter 2001 to Third Quarter 2000

                Revenues increased 41.7% to $60.9 million in the third quarter of 2001 from $43.0 million in the third quarter of 2000. Call volume grew to 125 million calls in the third quarter of 2001 from approximately 83 million calls during the third quarter of 2000. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

                Direct operating costs increased 30.9% to $35.2 million in the third quarter of 2001 from $26.9 million in the third quarter of 2000. This increase was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 57.8% in the third quarter of 2001 from 62.6% in the third quarter of 2000. This decrease was due primarily to operating efficiencies and lower costs of accessing information content.

                General and administrative costs increased 38.8% to $17.0 million in the third quarter of 2001 from $12.2 million in the third quarter of 2000. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 27.9% in the third quarter of 2001 from 28.4% in the third quarter of 2000. This decrease resulted primarily from efficiencies associated with the growth of our business. Depreciation and amortization increased by 64.0% to $4.1 million in the third quarter of 2001 from $2.5 million in the third quarter of 2000 due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the three months ended September 30, 2001 and 2000 was $267,000 and $50,000, respectively and consisted primarily of interest income partially offset by losses on disposal of assets in both periods.

                Interest expense and loan fees decreased 98.4% to $15,000 in the third quarter of 2001 from $931,000 in the third quarter of 2000. This decrease was primarily attributable to a decrease in average outstanding debt.  All debt was paid in full as of March 31, 2001.

Comparison of the First Nine Months of 2001 to the First Nine Months of 2000

                Revenues increased 55.8% to $170.2 million in the first nine months of 2001 from $109.3 million in the first nine months of 2000. Call volume grew to approximately 343 million calls in the first nine months of 2001 from approximately 210 million calls during the first nine months of 2000. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

                Directing operating costs increased 39.5% to $96.8 million in the first nine months of 2001 from $69.4 million in the first nine months of 2000. This increased was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 56.9% in the first nine months of 2001 from 63.6% in the first nine months of 2000. This decrease was due primarily to operating efficiencies and lower costs of accessing information content.

                General and administrative costs increased 49.6% to $48.2 million in the first nine months of 2001 from $32.2 million in the first nine months of 2000. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 28.3% in the first nine months of 2001 from 29.5% in the first nine months of 2000. This decrease resulted primarily from efficiencies associated with the growth of our business. Depreciation and amortization increased by 60.1% to $11.0 million in the first nine months of 2001 from $6.9 million in the first nine months of 2000 due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the nine months ended September 30, 2001 was $1.0 million and consisted primarily of interest income partially offset by losses on disposal of assets. Other expense, net for the nine months ended September 30, 2000 was $8,000 and consisted primarily of losses on the disposal of fixed assets offset by interest income.

                Interest expense and loan fees decreased 61.3% to $877,000 in the first nine months of 2001 from $2.3 in the first nine months of 2000. This decrease was primarily attributable to a decrease in average outstanding debt. All debt was paid in full as of March 31, 2001.

                Income tax expense for the nine months ended September 30, 2001 was $5.0 million, for an effective tax rate of approximately 19.7%. Income tax expense for the nine months ended September 30, 2000 was $293,000, for an effective tax rate of approximately 5.5%. These rates differ from the combined federal and state statutory rate of approximately 41% primarily due to the use of net operating loss carryfowards.

Liquidity and Capital Resources

                Our cash and cash equivalents are recorded at cost, which approximates fair market value. As of September 30, 2001, we had $33.8 million in cash and cash equivalents compared to $6.5 million at December 31, 2000. The net increase of $27.3 million resulted primarily from the investment by Sonera and operating cash inflows partially offset by cash paid for capital expenditures, the repayment of debt and the acquisition of Enthusiasm.

                Working capital was $61.8 million at September 30, 2001, compared to $12.8 million at December 31, 2000. This increase is due primarily to working capital provided by the investment of Sonera and from the results of operations, offset by the use of working capital for capital expenditures, the repayment of debt and the acquisition of a data extraction and processing company.

                Cash Flow from Operations. Net cash provided by operations was $23.1 million for the nine months ended September 30, 2001 resulting primarily from net income and the effect of non-cash depreciation and amortization partially offset by an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

                Cash Flow from Investing Activities. Cash used in investing activities was $23.7 million for the nine months ended September 30, 2001 resulting primarily from capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, upgrades and expansions of corporate networks and infrastructure and cash paid in the acquisition of a data extraction and processing company.

                Cash Flow from Financing Activities. Net cash provided by financing activities was $28.0 million for the nine months ended September 30, 2001 resulting primarily from the proceeds of the investment by Sonera. Additional cash was provided by the exercise of common stock options.

                We have a $10.0 million secured line of credit agreement with a commercial bank.  The agreement expires in December 2001.  Outstanding borrowings bear interest at the prime rate (6.00% at September 30, 2001) plus up to 0.5% based on the ratio of debt to cash flow, and all receivables are pledged to the bank as collateral.  In addition, the line has an unused facility fee of up to 0.75%, also based on the ratio of debt to cash flow.  The agreement contains minimum quick ratio, debt to equity and profitability requirements, as well as other restrictive covenants, and prohibits the payment of any dividends and other distributions and redemptions of our stock exceeding 10% of our tangible net worth.  As of September 30, 2001, we had no outstanding borrowings under this agreement.

                Future Capital Needs and Resources. The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business, expansion of our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions, other corporate development activities and working capital. We currently anticipate that our capital expenditures will be approximately $25 to $30 million in 2001, resulting primarily from projected call center expansions, increased network capacity and corporate development activities.

                Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test. SFAS 142 will be effective for the Company beginning January 1, 2002. Management is currently evaluating the impact of this statement.  However, we do not expect the impact on the Company’s results of operations to be material.

                SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses accounting and reporting for the impairment or disposal of long-lived assets.  SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations.  SFAS No. 144 becomes effective January 1, 2002.  Management believes the adoption of SFAS No. 144 will not have a significant impact on the Company’s financial position, results of operations or cash flows.

                In September 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, “Accounting for the Impact of the Terrorist Attacks of September 11, 2001”.  This pronouncement discusses the classification and timing of reporting losses directly associated with the terrorist attacks of September 11, 2001.  The Company did not suffer direct loss of employee life or Company property as a result of the attacks.  However, these and subsequent related world events appear to have impacted customer calling behaviors and call arrival distribution patterns.  The extent of the impact of these events on the Company’s results of operations for the third quarter of 2001 or future periods cannot accurately be determined.  At this time, management believes that these events will not have a material impact on the Company’s financial position or results of operations.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Substantially all of our cash and cash equivalents are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates. However, substantially all of our investments at September 30, 2001 were invested in overnight money market instruments and were redeemable on a daily basis. Substantially all of the underlying investments in the money market fund had maturities averaging three months or less. As a result, we believe the market risk arising from our holdings of financial instruments is minimal. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Date: November 14, 2001

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President
Chief Financial Officer