Form 10-K
period 2001-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2002-04-01
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Murray Scholls Place, Beaverton, OR 97007
(Address of principal executive offices)

Registrant’s telephone number, including area code: 503-643-9500

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES    ☒     NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of registrant’s common stock held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq stock market on March 21, 2002, was $648,762,865.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2002, was 24,509,364.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2002 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

METRO ONE TELECOMMUNICATIONS, INC.

2001 FORM 10-K ANNUAL REPORT

In this annual report on Form 10-K, “Metro One” and the terms “Company,” “we,” “us” and “our” refer to Metro One Telecommunications, Inc.

PART I

ITEM 1.                  BUSINESS.

Metro One is a leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide our services to their subscribers.  In 1989, we opened our first call center and began testing and offering our enhanced directory assistance and information services.  In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge per call basis.  Our customers include many of the leading wireless telecommunications carriers such as Sprint PCS, AT&T Wireless Services, Nextel Communications, Cingular Wireless and ALLTEL Communications.  In addition, we have expanded into the landline telecommunications market and provide our services to regional competitive local exchange carriers.

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

Wireless Telecommunications.  The U.S. wireless telecommunications market has experienced dramatic growth over the last decade.  This growth has been largely due to technological advances that give callers affordable, high-quality mobile services.  According to industry analysts, the number of wireless subscribers in the United States approached 130 million at the end of 2001, and experts estimate that by 2005, there will be over 200 million wireless phone users in the United States.  A relatively small number of carriers dominate the wireless telecommunications market.  In terms of estimated number of subscribers, the largest U.S. wireless carriers include AT&T Wireless Services, Cingular Wireless and Verizon Wireless.  Other nationwide carriers include Sprint PCS, VoiceStream and Nextel Communications.

In most of the major U.S. markets, at least five carriers compete for wireless subscribers.  As a result, carriers are seeking to differentiate themselves from their competitors.  While price continues to be an important competitive factor, carriers increasingly focus on value-added services and features as a means of differentiating themselves.

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

Local and long distance carriers competing in each other’s markets, as well as against newer and smaller independent carriers, have added to competition in the landline market.  With deregulation, the entry of new landline competitors and the increasing affordability of wireless services, subscribers who were historically bound to local carriers as a matter of geography are now increasingly able to choose their carriers.  This includes the opportunity to select a competitive local exchange carrier.  These companies compete with incumbent local carriers to provide a variety of services, including local, long distance and Internet and other data services.  As a result, the landline telecommunications market is rapidly becoming subscriber-based and carriers must find ways to differentiate their services to attract and retain subscribers.  In addition, to maintain operational focus, competitive local exchange carriers often outsource non-core operations, including directory assistance services.  While many incumbent carriers provide directory assistance services on an outsourced basis, the competitive local exchange carriers may prefer to outsource their directory assistance needs to independent companies rather than use the services of their competitors.

International Telecommunications.  The international telecommunications market is characterized by increasing privatization, competition and, in the wireless market, rapid growth.  As governments privatize their national telecommunications companies, these companies face increased competition from large international carriers who have access to and interest in the newly opened markets.

Directory Assistance Market

Revenues generated by the wireless directory assistance market in the United States are estimated to grow significantly through 2003, according to various industry sources, and among which individual estimates vary widely.  Wireless subscribers tend to be heavy users of directory assistance services.  According to Frost & Sullivan, growth in the wireless directory assistance market is driven by a number of factors, including growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility and the offering of enhanced directory assistance services by wireless carriers.

The landline directory assistance market is significantly larger than the wireless directory assistance market.  Revenue generated by the landline directory assistance market is estimated to grow to $4.3 billion in 2003, according to Frost & Sullivan.  Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services.

Our Business Strategy

Metro One’s business strategy includes the following key elements:

•      Build on our current carrier relationships, while seeking new domestic and international customers, including landline carriers and other corporate customers

We are continuing to expand our relationships with our existing carrier customers.  We believe that our services can increase carriers’ revenues by minimizing subscriber turnover, increasing the number of calls made and, in the case of wireless and long distance carriers, increasing billable airtime.  Further, our national call center network, integrated search engines and database systems allow carriers operating in multiple markets to offer consistent enhanced directory assistance and other information services on a nationwide basis.  This consistency permits greater system-wide marketing opportunities and brand identification for these carriers.  We believe that our existing relationships and the quality of our services will allow us to expand our business with our existing customers, providing us an opportunity to deliver our services to them and their affiliates in additional markets, including international markets.

We are also aggressively pursuing business opportunities with additional wireless and landline carriers with a view to leveraging our reputation for high quality service and our nationwide call center network.  We believe increasing competition among landline carriers is leading to an increasingly subscriber-based business, which will result in the need to differentiate their product offerings.  Our services provide an opportunity to do so and, accordingly, could help us expand into the significantly larger landline directory assistance market.

The information content that resides in our database systems, along with our ability to store, maintain, manipulate and deliver it, provides an opportunity to pursue other business customers and provide them with our services over private networks or otherwise.

•      Develop and offer additional value-added services and features

We believe we are well positioned to continue developing and providing the types of services and features that enhance the utility of the telephone and other communications devices.  For example, our MetroDex® service is designed to provide individual callers and corporate users with the ability to quickly and efficiently access their personal or corporate contact databases, including otherwise unpublished numbers, and potentially take advantage of additional services such as accessing a “personal assistant” over the telephone.  Such innovative features will permit our customers to distinguish themselves further from their competitors and increase their subscriber satisfaction.

•      Expand our national call center network and its capabilities, while adding greater bandwidth, storage capacity, speed and efficiency to our systems

We intend to continue to expand our network capacity and efficiency, including adding to our call routing flexibility, redundancy and signaling systems.  We may also build additional call centers as required by demand and customer commitments.  In addition, we intend to add to our storage capacity both for purposes of database backup and for delivery of personal database, concierge and other personalized and fulfillment-oriented services.  We may build or license specialty call centers to deliver special products such as customer service and fulfillment assistance, as well as international call centers, should attractive opportunities arise.

•      Enhance the quantity and quality of our current content databases

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

•      Leverage our voice telephony portal by delivering greater volumes of existing and new services through our call center network as well as through other portals

Our strength has been to provide enhanced services through the voice telephony portal we have created.  We are seeking opportunities to provide access to some of the content we acquire, develop and maintain, as well as our applications and related features, to other portals, including those available through the Internet.  We believe that telephone carriers and other customers could use our content, applications and features to provide high quality services that are consistent across various portals and geographic areas.  In so doing, these customers, particularly the telephone carriers, could further bind their subscribers to them as competition in their markets becomes increasingly subscriber-based.

Customers

Metro One provides enhanced directory assistance and information services to several of the nation’s leading wireless carriers in all or a portion of their service areas.  Our customers include Sprint PCS, AT&T Wireless Services, Nextel Communications, Cingular Wireless (formerly Pacific Bell Wireless), and ALLTEL Communications.  In addition, we have expanded into the landline telecommunications market and provide our services to competitive local exchange carriers.  Customers that accounted for more than 10% of our revenues during any of the periods indicated are as follows:

Customer	2001	2000	1999
Sprint PCS	32%	31%	40%
AT&T Wireless Services	30	29	30
Nextel Communications	23	21	5
Cingular Wireless (formerly Pacific Bell Wireless)	7	7	11
Verizon Wireless	3	6	11

We offer our services to a carrier’s subscribers under a brand name selected by the carrier, such as “AT&T Connect” or “Sprint PCS Directory Assistance.”  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier's fees ranging from $0.75 to $1.40 plus airtime charges for our services.  Metro One charges carriers directly and bears no subscriber collection risk.  We charge our carriers on a per call basis.  To stimulate increased call volume and to attract and expand customer commitments, we offer volume pricing discounts to our customers. Our success with this program resulted in significant call volume increases in 2001, 2000 and 1999 which, in turn, caused volume-based pricing in our existing contracts to become a factor in determining our average revenue per call.

We have service contracts with 13 carriers, which include services provided to various affiliates of AT&T Wireless Services and Sprint PCS.  The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term, which is generally up to five years.  None of these contracts preclude us from providing services to other carriers.  The carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.

Call Center Network

We operate 30 call centers located in strategic local markets throughout the United States, and expect to add at least one additional new call center by the end of 2002.  Our call center network enables us to provide enhanced directory assistance and information services nationwide.  We are situated in or near major metropolitan areas and therefore are located locally for more than one-half of the U.S. population.  We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service than would be available through a single or a few call centers attempting to serve the entire U.S. market.  We operate our call centers 24 hours a day, seven days a week, 365 days a year.

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

Because a carrier offers our services to its subscribers under its brand name, we believe quality and reliability are important considerations in a carrier’s decision to use our services.  To ensure high quality and consistency, we emphasize training, monitoring and customer support.  We maintain a national training force with training personnel in each call center.  Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography.  We continually monitor, test and evaluate call center performance.  We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis.  In addition to accessing our systems maintenance and support personnel, carriers can obtain extensive customer usage information.

Our Services and Features

We use a customized array of hardware and software, along with proprietary database search engines, to provide our enhanced directory assistance and information services.  We receive incoming calls by means of assigned telephone numbers, which are “411,” “555-1212” or “00” in almost all cases.  Our operators answer incoming calls and identify the service using the appropriate carrier’s brand name.  Upon receiving information requests from callers, operators search applicable databases using one or more of our search engines.  The operator then connects the caller to the called party or supplies the caller with the requested information.  We offer a variety of information and services, including the following:

•      Directory listings information, which may be retrieved by methods that include reverse and category searches;

•      Time, weather and traffic information;

•      Movie and restaurant information;

•      TeleConcierge® services;

•      Local events and venue information; and

•      Turn-by-turn driving instructions.

Our enhanced directory assistance and information services also incorporate connectivity features that make the telephone more useful and easier to use.  These connectivity features include the following:

•      Call completion — allows a caller to be directly connected to the number requested without the need to redial;

•      StarBack® — allows the caller to return to a live operator simply by pressing a key, such as the star [*] key or by otherwise issuing a command at any time during a call;

•      AutoBack® — automatically returns the caller to a live operator or other options upon a busy signal, “ring-no-answer” or other common situations without pressing a single key;

•      MessageBack® — delivers a caller’s message to a desired party and, when configured with AutoBack, provides a convenient tool for ensuring communication;

•      NumberBack® — sends the caller the called number simply by pressing the number [#] key; and

•      QuickSend®  — a short messaging service that allows our operators to send customized alphanumeric messages on behalf of a caller.

We are developing, testing and improving new services that add new content and connectivity features, such as MetroDex, which allows callers to use their telephone or the Internet to access their personal or corporate contact databases, and “PersonalProfiler”, which allows subscribers to customize how our services are delivered to them as well as allowing them to have access to “personal assistant” types of services.  Other features under development include on-line research and verification utilities for use by businesses with a direct private connection to us.  Equipment at our corporate headquarters facilitates this development and testing by simulating normal call center operations.

Database Systems and Content

We believe the quality of our services is, in large measure, related to the scope, quality and quantity of the information content that resides in our database systems.  The majority of the information that we acquire, develop and maintain is telephone listings data.  We obtain these listings data from multiple sources, including the regional Bell operating companies, independent telephone companies and other commercial sources, to ensure high quality and accuracy.  These data are enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region.

Our proprietary operator interface software allows operators to efficiently search and reverse-search both their local databases and other national databases.  We use proprietary database management systems to maintain and update our directory listings.  We continually acquire additional content or access to content that will, in many cases, build on these listings data to make them more useful.  Acquisitions are made from a variety of sources and are supplemented with information relating to local events and amenities.

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

Marketing

We market directly to telecommunications carriers.  The marketing process involves a considerable amount of time and attention by our senior management.  Call center managers also play a key role in maintaining and developing carrier relationships.  Some of our contracts provide for customer promotion of the services we provide to their subscribers.  In addition, we occasionally assist our carrier customers in the promotion of these services.

We communicate on a regular basis with our existing carrier customers through our quality assurance and customer service programs.  We have developed proprietary programs that allow us and our customers to monitor the quality of our performance and the volume and duration of directory assistance and information requests on a real-time basis.  These programs also give us an opportunity to learn more about our carriers’ evolving needs.

Technology

Our ability to provide enhanced directory assistance and information services is dependent to a great extent on our proprietary technology.  Our proprietary software applications enhance our call handling and delivery capabilities and provide the basis for our connectivity features.  We have developed search engines to quickly access information from our databases.  We continue to upgrade our operator interface software, database management systems and search engines to increase the efficiency and broaden the search capability of our operators.

Our call processing systems incorporate programmable switching equipment, host computers, voice response units and database servers.  Our advanced technology is based on customized software running Sun Microsystems and Dell servers and Lucent switching equipment.  One of the characteristics of our call processing systems is the ability to take all calls from a carrier’s switch and have them run through our switch for the entire length of the call so that we are able to provide a full range of our services to the caller.

We are also monitoring technological advances in the methods of delivery of information and data and are working to insure that our systems are compatible with, and we can take advantage of, these developments.  As an example, wireless application protocol (or WAP) allows telephone users with a certain type of telephone to access the Internet.  Opportunities that this may present include using the content we have available to us in this format.  We believe that by expanding reliance on the telephone as a source of information, the application of this technology will also benefit our enhanced directory and information services business.

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have nine U.S. patents issued, including three relating to our StarBack technology and another associated with our turn-by-turn directions service.  We have approximately 31 applications pending for additional U.S. patents and ten applications pending for foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One Telecommunications,” “Metro One,” “Enhanced Directory Assistance,” “StarBack,” “TeleConcierge,” “LocationPro,”  “AutoBack,” “MetroDex” and “NumberBack,” and applications pending for U.S. trademark registrations for, among others, “InfoPro” and “PersonalProfiler.”

Competition

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies.  Our principal competitors include regional Bell operating companies and other independent providers.  Telephone carriers provide directory assistance or information services both in and outside their own operating regions.  Although we believe that none of these competitors offers a form of directory assistance that incorporates all of our features, they may have substantially greater financial, technical and marketing resources than us and may be able to offer features similar to ours in the future.  We also face competition from independent companies seeking to offer forms of directory assistance and, in some cases, other information services.

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

Government Regulation

While our principal business is not directly regulated, it is dependent upon relationships with companies that are regulated by the Federal Communications Commission and state public utility commissions.  This regulation applies to all communications common carriers, such as AT&T, the regional Bell operating companies and other long distance and local exchange carriers.

Employees

As of December 31, 2001, Metro One had approximately 6,500 employees, including approximately 28% who were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls.  None of our employees are subject to a collective bargaining agreement.  Our management considers relations with our employees to be good.

We invest significant resources in the recruitment, training and retention of qualified operators.  Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility.  We also invest considerable resources in personnel motivation, including providing incentive plans for our operators, management and corporate staff.

ITEM 2.                  PROPERTIES.

We lease our principal executive and administrative offices, consisting principally of two adjacent locations totaling approximately 57,000 square feet of space, in Beaverton, Oregon.  The terms of the leases extend through 2009.

We also lease office facilities for our call center operations, which generally range in size from 5,000 to 30,000 square feet.  We have 34 leases for call centers and other remote facilities, with remaining terms of up to seven years.  We believe that expansion of our call center network may require us to lease additional office facilities within the next year.  From time to time, we are required to move our call centers or lease additional space to meet expanding volume from existing or new customers.

ITEM 3.                  LEGAL PROCEEDINGS.

In August 1999, we commenced an action against a competitor in the United States District Court in Delaware claiming infringement of one of our patents relating to our StarBack feature.  The defendant denied that it infringed the patent and asserted, among other things, that our patent was invalid and unenforceable.  In February 2000 the competitor and another plaintiff counter-sued us in the United States District Court, Eastern District of Texas.  During 2001, our suit and the counter-suit were settled.  While terms of the settlement agreement are confidential, court orders were issued barring the competitor from offering the StarBack-like feature.  In conjunction with the settlement, our suit and the counter-suit were dismissed with prejudice.

We are not aware of any other pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the quarter ended December 31, 2001 to a vote of security holders.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

                                STOCKHOLDER MATTERS.

Metro One’s common stock trades on the NASDAQ National Market under the symbol “MTON.”  The high and low closing sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

2001	High	Low
Quarter ended December 31, 2001	$39.30	$22.20
Quarter ended September 30, 2001	45.75	21.50
Quarter ended June 30, 2001	44.27	17.38
Quarter ended March 31, 2001	23.67	13.67

2000	High	Low
Quarter ended December 31, 2000	$16.67	$8.29
Quarter ended September 30, 2000	9.92	6.50
Quarter ended June 30, 2000	8.58	6.00
Quarter ended March 31, 2000	10.92	7.38

On May 16, 2001, the Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, distributing approximately 8,100,000 shares on June 29, 2001.  All share and per share data presented in the table above and elsewhere in this report have been adjusted to give effect to the stock split.

The approximate number of shareholders of record as of March 21, 2002 was 150.  We believe we have approximately 11,000 shareholders including an estimate of shareholders with shares held in street name.  On March 21, 2002, the closing price of our common stock, as reported on the Nasdaq National Market, was $26.47 per share.

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

ITEM 6.                  SELECTED FINANCIAL DATA.

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 have been derived from our audited financial statements.  The financial data should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this Annual Report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2001	2000	1999	1998	1997
		(In thousands, except per share amounts)
Operations data:
Revenues	$233,318	$156,981	$77,831	$45,139	$26,090
Direct operating expenses	131,851	97,438	46,494	23,107	13,017
General and administrative expenses	65,246	45,892	28,711	18,334	11,702
Income from operations	36,221	13,651	2,626	3,698	1,371
Net income	28,422	9,742	1,906	3,603	1,432

Basic income per share	1.20	.56	.11	.22	.09
Diluted income per share	1.15	.54	.11	.21	.09
Cash flow from operations	49,862	5,350	3,326	6,546	3,293

Balance sheet data (1):
Cash and cash equivalents	$54,592	$6,463	$9,564	$7,570	$8,554
Working capital	73,747	17,066	11,750	8,414	9,844
Total assets	169,759	106,641	65,475	36,311	29,125
Long-term obligations	3,844	29,074	18,940	719	1,416
Shareholders’ equity	147,369	45,404	31,979	28,242	23,676

(1)

In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), a wholly owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  Sonera develops and provides mobile value-added services.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                                CONDITION AND RESULTS OF OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to the business and economic risks faced by us, and our actual results of operations may differ materially from those contained in the forward looking statements.  For a discussion of such risks, see “Issues and Uncertainties.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions and the other factors discussed under the heading “Issues and Uncertainties” in this Item 7.

Overview

We are a leading developer and provider of enhanced directory assistance and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide these services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We also offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Connect,” or “Sprint PCS Directory Assistance.”

Each carrier establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $0.75 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk.

We charge our carriers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge our customers.  Our average revenue per call decreased in 2001 as call volume increased.  We expect a decrease in average revenue per call to continue in 2002, although at a lower rate than that of prior years, as we believe this reduced pricing better positions us to retain and expand service with existing carrier customers, to attract new wireless and landline carriers, and to achieve greater operating margins over time.

In 2002, we expect to continue our call center and network expansion to prepare for anticipated growth.  This growth is expected to come from existing customers in the form of new markets acquired, as well as from increased usage within geographic markets currently being served.  We will also continue to opportunistically pursue additional significant new business.  Our call center and network expansion efforts will increase our local service coverage and our capacity to process additional call volume.

Our growth plan involves both capital expenditures and operating expenses, as we build infrastructure and recruit and train qualified personnel.  To better serve our customers and strengthen our relationships, we attempt to match the operating readiness of our call centers to the timing of when our customers transition call volume to us.  At times, our customers have experienced delays, and may experience some additional delays in the future, in the timing of delivery of call volume to us.  These delays can increase our ongoing operating expenses with no corresponding increase in revenues.  The result under these conditions has been, and will likely continue to be, near-term reported earnings that vary widely.  However, we intend to continue to pursue and prepare for significant additional call volume in order to seek to achieve greater earnings over the long run.

Results of Operations

The following table shows selected items of our statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2001	2000	1999
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	56.5	62.1	59.7
General and administrative expenses	28.0	29.2	36.9
Income from operations	15.5	8.7	3.4
Other income (expense)	0.5	(0.0)	0.1
Interest and loan fees	(0.3)	(2.1)	(1.0)
Income before income taxes	15.7	6.6	2.5
Income tax expense	3.5	0.4	0.1
Net income	12.2%	6.2%	2.4%

Call centers in operation at year-end	30	28	24

2001 Compared to 2000

Revenues.  Revenues increased 48.6% to $233.3 million in 2001 from $157.0 million in 2000.  We have offered volume discount pricing for the last several years in order to encourage customers to send additional call volume to us.  As an ongoing result of this pricing policy, as well as numerous other factors including the quality of our services, call volume has continued to increase each year.  Call volume grew to approximately 472 million calls in 2001 from approximately 302 million calls in 2000.  This increase resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets.  Our average revenue per call was approximately $0.49 in 2001 compared to $0.52 in 2000.

Direct operating expenses.  Direct operating expenses consist of call center personnel and listings data and content acquisition costs.  These expenses increased 35.3%, to $131.9 million in 2001 from $97.4 million in 2000.  This increase was primarily due to the costs of servicing increased call volumes.  As a percentage of revenues, direct operating expenses decreased to 56.5% in 2001 from 62.1% in 2000, due primarily to operating efficiencies realized from greater call volumes and lower costs of accessing information content.

General and administrative expenses.  General and administrative expenses increased 42.2%, to $65.2 million in 2001 from $45.9 million in 2000.  This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes.  As a percentage of revenues, general and administrative expenses decreased to 28.0% in 2001 from 29.2% in 2000.  This decrease resulted primarily from efficiencies associated with the growth of our business.

Depreciation and amortization.  Depreciation and amortization increased by 51.2% to $15.8 million in 2001 from $10.5 million in 2000, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers, product development activities and amortization related to business acquisition.

Other income (expense).  Other income for the year ended December 31, 2001 consisted primarily of interest income of approximately $1.3 million partially offset by losses on disposal of assets.  Other expense for the year ended December 31, 2000 consisted primarily of losses on the disposition of assets of $220,000 and other miscellaneous non-operating expenses of $106,000 offset by interest income of $301,000.  The increase in interest income resulted primarily from increases in cash and cash equivalents due to the issuance of common stock to Sonera Media Holding B.V. (see "Significant Events").

Interest expense and loan fees.  Interest expense and loan fees decreased 72.1%, to $895,000 in 2001 from $3.2 million in 2000.  This decrease resulted from a decrease in average debt outstanding during the year.  All debt was paid in full as of March 31, 2001.

Income tax expense.  Income tax expense for the year ended December 31, 2001 was $8.1 million for an effective tax rate of approximately 22.2%.  Income tax expense for the year ended December 31, 2000 was $678,000 for an effective tax rate of approximately 6.5%.  These rates differ from the combined federal and state statutory rate of approximately 38% due primarily to the use of net operating loss carryforwards and the use of various federal and state tax credits.

2000 Compared to 1999

Revenues.  Revenues increased 101.6% to $156.9 million in 2000 from $77.8 million in 1999.  Call volume grew to approximately 302 million calls in 2000 from approximately 142 million calls in 1999.  This increase resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets.  Our average revenue per call was approximately $0.52 in 2000 compared to $0.55 in 1999.

Direct operating expenses.  Direct operating expenses consist of call center personnel and listings data and content acquisition costs.  These expenses increased 109.6%, to $97.4 million in 2000 from $46.5 million in 1999.  This increase was primarily due to the costs of servicing increased call volumes.  As a percentage of revenues, direct operating expenses increased to 62.1% in 2000 from 59.7% in 1999, due primarily to the reduction in the average revenue per call.

General and administrative expenses.  General and administrative expenses increased 59.8%, to $45.9 million in 2000 from $28.7 million in 1999.  This increase resulted primarily from costs associated with the start-up of new call centers and the investment in infrastructure necessary to support additional call volume and the increase in depreciation expense associated with additional call centers.  As a percentage of revenues, general and administrative expenses decreased to 29.2% in 2000 from 36.9% in 1999.  This decrease resulted primarily from efficiencies associated with the expansion of our operations.

Depreciation and amortization.  Depreciation and amortization increased by 68.1%, to $10.5 million in 2000 from $6.2 million in 1999, due primarily to equipment purchased for new call centers, for upgrades and expansions of  existing call centers and corporate operations.

Other income (expense).  Other expense for the year ended December 31, 2000 consisted primarily of losses upon the disposition of assets of $220,000 and other miscellaneous non-operating expenses of $106,000 offset by interest income of $301,000.  Other income for the year ended December 31, 1999 was $128,000 and consisted primarily of interest income of $192,000, offset by losses upon the disposition of assets of $67,000.

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

Liquidity and Capital Resources

Cash and cash equivalents are recorded at cost which approximates their fair market value.  As of December 31, 2001, we had approximately $54.6 million in cash and cash equivalents compared to approximately $6.5 million at December 31, 2000.  The net increase of $48.1 million resulted primarily from the investment by Sonera and cash generated from operations offset by the payment of debt and cash paid in business acquisition.  Total capital expenditures for the year ended December 31, 2001 were approximately $28.0 million.  All debt was paid in full as of March 31, 2001.

Working capital was $73.7 million at December 31, 2001, compared to $17.1 million at December 31, 2000. This increase was primarily due to working capital provided by the investment by Sonera and from working capital generated from operations, offset by the use of working capital for capital expenditures, the repayment of debt and cash paid in business acquisition.

Cash flow from operations.  Net cash provided by operating activities was $49.9 million for the year ended December 31, 2001 resulting primarily from net income, the effect of non-cash depreciation and amortization, decreases in accounts receivable and increases in accounts payable and accrued expenses, offset by increases in prepaid expenses and other assets.  Net cash provided by operating activities was $5.4 million and $3.3 million for the years ended December 31, 2000 and 1999, respectively, resulting primarily from net income, the effect of non-cash depreciation and amortization and increases in accounts payable, offset by increases in accounts receivable.

Cash flow from investing activities.  Cash used in investing activities was $31.4 million, $26.8 million and $23.3 million for the years ended December 31, 2001, 2000 and 1999, respectively and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, upgrades and expansions of corporate networks and infrastructure and, in 2001, cash paid in the acquisition of a data extraction and processing company as discussed below in "Significant Events."

Cash flow from financing activities.  Cash provided by financing activities was $29.6 million for the year ended December 31, 2001 resulting primarily from the proceeds of the investment by Sonera and the receipt of cash proceeds from the exercise of stock options, offset by the repayment of all outstanding debt.  Net cash provided by financing activities was $18.3 million in 2000 and $23.5 million in 1999, resulting primarily from borrowings under credit facilities and the receipt of cash proceeds from the exercise of stock options, offset by the repayment of debt obligations

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions and other corporate development activities and working capital.  We anticipate that our capital expenditures will be approximately $25 to $30 million in 2002, resulting primarily from projected call center expansions, increased network capacity and corporate development activities.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.

Commitments.  We generally lease our facilities through non-cancelable operating leases extending for up to ten years.  Annual payments on non-cancelable operating lease commitments are detailed in Note 5 of the financial statements.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2001, we had one letter of credit outstanding in the amount of $900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount.  This commitment expires on April 1, 2002 and is typically renewed on an annual basis.

In accordance with accounting principles generally accepted in the United States of America, these commitments are not reflected in our balance sheets.

Significant Events

In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), a wholly owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  Sonera develops and provides mobile value-added services.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.

In February 2001, we acquired Enthusiasm Technologies, Inc., a Seattle-based developer of web-based data extraction and processing technology which has become our Content Development department, for a combination of cash and stock.  This group builds application-specific databases for a variety of portals, be they wired or wireless, voice or data.  Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. We believe that these capabilities will contribute to the expansion of our services and data offerings to our wireless and other customers.  The purchase price in this transaction was not material to our financial position.

Significant Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements), those governing accounts receivable and the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, internally developed software and goodwill, may involve a higher degree of judgment, estimation and uncertainty.

Our customer base consists of mostly very large wireless telephone carriers in the United States.  As such, management believes we have minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers, consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.

We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At such time, we estimate the future cash flows expected upon eventual disposition and, if lower than the carrying amount, adjust the carrying amount of the asset to its estimated fair value.

Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over the estimated economic life, through December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  The statement discontinues the use of the pooling of interests method of accounting for business combinations.  The statement is effective for all business combinations occurring after June 30, 2001.  We believe the impact of this statement will not have a material impact on our financial statements.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We are evaluating the impact of SFAS No. 142, and, other than cessation of amortization of goodwill, we believe the impact of adoption will not have a material impact on our financial position or results of operations.  The amount of amortization expense related to goodwill and other intangible assets with indefinite lives was $517,819 in 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.   The provisions of this statement are effective with fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed of," and Accounting Principals Bulletin No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of A Segment of Business."  We believe the impact of this statement will not have a material impact on our financial position or results or operations.

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

In the future, as in the past, our quarterly and annual operating results may vary significantly as a result of a number of factors.  We cannot control many of these factors, which include, among others:

•      Changes in the telecommunications market, including the addition or withdrawal of carriers from the market, changes in technology and increased competition from existing and new competitors;

•      The timing of the commencement of our services under new or existing contracts with our carrier customers, which depends in part on the customers’ ability to adapt their networks and billing systems to allow them to transfer calls to us;

•      The timing and expense of our call center network expansion, including increased staffing and infrastructure expenses related to anticipated new call volume;

•      The addition or expiration of contracts with carrier customers;

•      Changes in our or our competitors’, customers’ or suppliers’ pricing policies;

•      Lengthy sales cycles for new and extended contracts;

•      Lack of market acceptance or delays or increased development costs related to the introduction of our services or features;

        and

•      General economic conditions.

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

The telecommunications market is subject to rapid change and uncertainty that may result in competitive situations which could unfavorably affect us.  These changes and uncertainties are due to, among other factors:

•      Mergers, acquisitions and alliances among carriers and among our competitors, which can result in fewer carriers in the marketplace, lost carrier customers, increased negotiating leverage for newly affiliated carriers and more effective competitors;

•      Changes in the regulatory environment, which may affect us directly, by affecting our ability to access and update listings data at a reasonable cost, or indirectly, by restricting our carrier customers’ ability to operate or provide a competitive service;

•      Increasing availability of alternative methods for delivery of directory assistance and other information services, including the Internet; and

•      Evolving industry standards, including frequent technological changes and new product introductions.

We have contracts with a limited number of carrier customers.  If we fail to extend or renew these contracts, or if these contracts are terminated prior to their expiration, our business could be adversely affected.

A limited number of customers account for substantially all our revenues.  For example, our top five customers accounted for approximately 96% of our revenues in 2001.  Our two largest customers, Sprint PCS and AT&T Wireless Services accounted for approximately 32% and 30% of our revenues, respectively, in 2001.  Our business would be adversely affected by the loss of either Sprint PCS or AT&T Wireless Services and could be adversely affected by the loss of any other significant customer.

Of our contracts with significant customers, two expire in 2002, including Sprint PCS.  The remainder, including AT&T Wireless Services and Nextel Communications, expire in 2003 and beyond.  Some contracts contain performance and other standards and may be terminated prior to their scheduled expiration dates under specified circumstances.

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

A customer’s decision to contract for our directory assistance and information services involves a significant commitment of technical and other resources.  As a result, we have a long sales cycle for both new and extended contracts, particularly with large customers.  The selling process involves demonstrating the value-added benefits of outsourcing directory assistance and using our services rather than those of our competitors.  Any delays due to lengthy sales cycles could significantly affect our revenue growth and operating results.

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

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition.  The regional Bell operating companies also may have the advantage of being the local telephone carrier in their area of operation.  Some of these companies are or may be developing their own versions of enhanced directory assistance services.  We also face competition from a number of other independent directory assistance providers.  If we are unable to compete successfully, it could have an adverse effect on our business, financial condition and results of operations.  Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

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

Almost all of our revenues come from providing enhanced directory assistance and information services to our wireless customers’ subscribers.  A decrease in wireless usage in general, or of our products in particular, could have an adverse effect on our results of operations.  Wireless usage by subscribers appears to be affected by a number of factors, many of which are beyond our control, including pricing, safety concerns, reliability and availability of the wireless network, government regulation and reliability and availability of alternative technologies.

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

Our success also depends on our ability to provide reliable services.  Our operations could be interrupted by significant damage to or failure of our network, our connections to third parties, our computer hardware or software or our customers’ or suppliers’ computer hardware or software.  Any such significant damage or failure could disrupt the operations of our network and the provision of our services and result in the loss of current and potential customers.  In addition, as call volume increases, we will need to expand and upgrade our technology and network hardware and software in order to provide services.  Capacity limits on our technology and network hardware and software may make it difficult for us to expand and upgrade our systems in a timely and economical manner.

If we are unable to obtain or adequately update directory or information content at an economical cost, we may be unable to provide current levels of service or improve our service.

Our operations depend on our access to the names, telephone numbers and other information that we supply directly to callers or we use in providing our services.  The availability, cost, quality and usefulness of such data varies widely across geographic regions.  If we are unable to obtain or update directory or information content at an economical cost, we may be unable to provide current levels of service, improve our enhanced directory assistance service or provide new services and features.  Ultimately, the satisfaction of our carrier customers, and our ability to renew and extend our current customer contracts and enter into new customer contracts, depends on the quality of services we provide to the carrier’s subscribers.  The quality of our services is directly related to the quality of our listings data and other information content.

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

We intend to evaluate, and in the future may pursue, acquisition opportunities that are consistent with our business strategy.  If we fail to adequately address financial and operational risks associated with such acquisitions, future acquisitions may adversely harm our business.

These risks can include, among other things:

•      Difficulties in assimilating the operations, technology, information systems and personnel of the acquired company, including the inability to maintain uniform standards, controls and policies, and the loss of key employees of the acquired company;

•      Diversion of management’s attention from other business concerns;

•      Impairment of relationships with licensors, customers and suppliers;

•      Difficulties in entering into markets in which we have no direct prior experience;

•      Use of cash resources, potentially dilutive issuances of equity securities and incurrence of additional debt and contingent liabilities; and

•      Significant write-offs and amortization expenses related to goodwill and other intangible assets.

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

We currently operate only in the United States; however, an element of our business strategy is to continue to explore international business opportunities.  If we expand into one or more international markets, we will encounter significant risks and uncertainties.  These risks and uncertainties include increased operational difficulties arising from, among other things:

•      Our ability to attract sufficient business or locate a suitable partner or joint venture candidate to enable us to overcome logistical and economic barriers to entry;

•      Our ability and cost to gather sufficient information content and listings data, properly modify our features and services to meet applicable standards, and hire and train personnel;

•      Fluctuations in foreign currency exchange rates; and

•      Political, regulatory and economic developments and cultural differences.

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

Our common stock price is volatile.

The market price of our common stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors.  These factors include, among others:

•      Announcements of extensions, expirations or changes in our contracts and the opening of new call centers to support such activity;

•      Announcements relating to material events concerning our customers;

•      Actual or anticipated variations in our results of operations;

•      Changes in financial estimates by securities analysts;

•      Obsolescence of technologies that we or our customers use;

•      Introductions of new technologies; and

•      General market conditions.

From January 1, 2001 through December 31, 2001, our common stock price fluctuated from $13.67 per share to $45.75 per share and has on several days fluctuated more than 10%.  Similar market fluctuations have affected the market prices of equity securities of many telecommunications companies and other public companies generally.  These trading prices and valuations may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

Our results of operations could be impacted by a significant increase in the rate of inflation.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, substantially all of our investments at December 31, 2001 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages 24 through 35.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                                AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2002 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the captions “Management” and “Nominees and Directors.”

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2002 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2002 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2002 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Pg. 23	Independent Auditors Report

Pg. 24	Statements of Income for each of the years ended December 31, 2001, 2000 and 1999

Pg. 25	Balance Sheets at December 31, 2001 and 2000

Pg. 26	Statements of Shareholders' Equity for each of the years ended December 31, 2001, 2000 and 1999

Pg. 27	Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999

Pg 28	Notes to Financial Statements

(a)(2)	Exhibits

3.1	Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (4)

3.2	Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1	Form of Enhanced Directory Assistance Agreement (6)

10.5	1995 Employment Agreement with Timothy A. Timmins (5)*

10.6	Lease Agreement between and among Petula Associates, Ltd., Koll Creekside Associates and the Company (2)

10.7	Enhanced Directory Assistance Agreement between Sprint Spectrum L.P. and the Company dated October 23, 1996 (3)(8)

10.11	Lease Agreement between and among Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (3)

10.12	Amendment #1 to Specific Agreement between Sprint Spectrum L.P. and the Company dated December 9, 1998 (3)(8)

10.18	Amendment to 1995 Employment Agreement with Timothy A. Timmins (7)*

10.19	Stock Purchase Agreement between the Company and Sonera Media Holding B.V. dated as of November 8, 2000 (9)

10.20	Investment Agreement between the Company and Sonera Media Holding B.V. dated as of February 2, 2001 (10)

10.21	Registration Rights Agreement between the Company and Sonera Media Holding B.V. dated as of February 2, 2001 (10)

10.22	Commercial Lease Agreement between Murray Scholls, LLC and the Company (11)

10.23	Deferred Compensation Plan Document (11)*

10.24	Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated December 1, 2000 (8)

10.25	1999 Employee Stock Purchase Plan (11)*

10.27	1994 Stock Incentive Plan (12)*

23.1	Consent of Deloitte & Touche LLP, independent auditors

*  Management contract or compensatory plan

(1)           Incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated August 22, 1996, File No.

                333-05183.

(2)           Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, File No. 33-88926-LA.

(3)           Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 31, 1999, Commission No.

                0-27024.

(4)           Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB dated March 31, 1998, Commission No. 0-27024.

(5)           Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB dated August 20, 1996, Commission No. 0-27024.

(6)           Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated October 22, 1999, Commission No. 0-27024.

(7)           Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 30, 2000, Commission No.
0-27024.

(8)           Certain portions of Exhibits 10.7, 10.12, 10.14 and 10.24 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.

(9)           Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 20, 2000, Commission No. 0-27024.

(10)         Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 15, 2001, Commission No. 0-27024.

(11)         Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated April 2, 2001, Commission No.
0-27024.

(12)         Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002, Commission No. 0-27024.

(b) Reports Filed on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

		By:	/s/ Timothy A. Timmins
Timothy A. Timmins
President and Chief Executive Officer

Date:	March 29, 2002

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Timothy A. Timmins	President, Chief Executive Officer and Director	March 29, 2002
Timothy A. Timmins	(Principal Executive Officer)

/s/ Dale N. Wahl	Senior Vice President, Chief Financial Officer	March 29, 2002
Dale N. Wahl	(Principal Financial Officer)

/s/ Duane C. Fromhart	Vice President, Finance	March 29, 2002
Duane C. Fromhart	(Principal Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	March 29, 2002
William D. Rutherford

/s/ A. Jean de Grandpré	Director	March 29, 2002
A. Jean de Grandpré

/s/ Heikki Jämsänen	Director	March 29, 2002
Heikki Jämsänen

/s/ Aimo Olkkonen	Director	March 29, 2002
Aimo Olkkonen

/s/ James M. Usdan	Director	March 29, 2002
James M. Usdan

/s/ David A. Williams	Director	March 29, 2002
David A. Williams

INDEPENDENT AUDITORS REPORT

To The Board of Directors and Shareholders of

Metro One Telecommunications, Inc.

Beaverton, Oregon

We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 2001 and 2000 and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 6, 2002

Metro One Telecommunications, Inc.

Statements of Income (In thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues	$233,318	$156,981	$77,831

Costs and expenses:
Direct operating	131,851	97,438	46,494
General and administrative	65,246	45,892	28,711
	197,097	143,330	75,205

Income from operations	36,221	13,651	2,626

Other income (expense)	1,212	(25)	128
Interest and loan fees	(895)	(3,206)	(773)

Income before income taxes	36,538	10,420	1,981
Income tax expense	8,116	678	75
Net income	$28,422	$9,742	$1,906

Net income per common share:
Basic	$1.20	$.56	$.11
Diluted	$1.15	$.54	$.11

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Balance Sheets (In thousands)

	December 31,
	2001	2000
Assets

Current assets:
Cash and cash equivalents	$54,592	$6,463
Accounts receivable	32,794	36,559
Prepaid costs and other current assets	4,907	6,207

Total current assets	92,293	49,229

Furniture, fixtures and equipment, net	69,066	54,749
Other assets	8,400	2,663

Total assets	$169,759	$106,641

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,276	$2,633
Accrued liabilities	6,180	6,088
Accrued payroll and related costs	11,090	9,181
Line of credit payable	—	4,750
Current portion of long-term debt	—	9,511

Total current liabilities	18,546	32,163

Long-term debt	—	24,731
Other long-term liabilities	3,844	4,343

Total liabilities	22,390	61,237

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,463 and 17,747 shares issued and outstanding at December 31, 2001 and 2000, respectively	117,534	43,991
Retained earnings	29,835	1,413

Shareholders’ equity	147,369	45,404

Total liabilities and shareholders’ equity	$169,759	$106,641

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Statements of Shareholders’ Equity (In thousands)

	Shareholders’ Equity
	Common Stock		Retained Earnings (Accumulated	Shareholders’
	Shares	Amount	Deficit)	Equity
Balances at December 31, 1998	16,782	$38,477	$(10,235)	$28,242

Employee stock options exercised, net	339	1,831	—	1,831
Net income	—	—	1,906	1,906

Balances at December 31, 1999	17,121	40,308	(8,329)	31,979

Employee stock options exercised, net	587	3,426	—	3,426
Employee stock purchase plan	39	257	—	257
Net income	—	—	9,742	9,742

Balances at December 31, 2000	17,747	43,991	1,413	45,404

Issuance of common stock, net	6,000	64,607	—	64,607
Shares issued in business combination	155	3,200	—	3,200
Employee stock options exercised	510	3,300	—	3,300
Tax benefit from stock plans	—	1,730	—	1,730
Employee stock purchase plan	51	706	—	706
Net income	—	—	28,422	28,422

Balances at December 31, 2001	24,463	$117,534	$29,835	$147,369

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Statements of Cash Flows  (In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$28,422	$9,742	$1,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,824	10,465	6,225
Loss on disposal of fixed assets	176	220	67
Deferred income taxes	1,775	(96)	(8)
Tax benefit from employee stock plans	1,730	—	—
Changes in certain assets and liabilities:
Accounts receivable	3,765	(21,202)	(7,929)
Prepaid expenses and other assets	(2,727)	(2,543)	(728)
Accounts payable and other liabilities	897	8,764	3,793

Net cash provided by operating activities	49,862	5,350	3,326

Cash flows from investing activities:
Capital expenditures	(27,966)	(27,168)	(24,397)
Acquisition of business	(3,388)	—	—
Purchase of short-term investments	—	—	(400)
Maturity of short-term investments	—	400	1,507

Net cash used in investing activities	(31,354)	(26,768)	(23,290)

Cash flows from financing activities:
Net proceeds from (repayment of) line of credit	(4,750)	4,750	(1,400)
Proceeds from issuance of debt	—	16,637	31,800
Repayment of debt	(34,242)	(6,577)	(8,474)
Repayment of capital lease obligations	—	(176)	(292)
Proceeds from issuance of common stock, net	64,607	—	—
Proceeds from exercise of stock options and employee stock purchases	4,006	3,683	1,831

Net cash provided by financing activities	29,621	18,317	23,465

Net increase (decrease) in cash and cash equivalents	48,129	(3,101)	3,501

Cash and cash equivalents, beginning of year	6,463	9,564	6,063

Cash and cash equivalents, end of year	$54,592	$6,463	$9,564

Summary of non-cash investing and financing activities:
Issuance of 155 shares of common stock in business combination	$3,200	$—	$—

The accompanying notes are an integral part of the these financial statements

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

Major Customers.  In each of the years ended December 31, 2001, 2000 and 1999, twelve customers accounted for substantially all revenue and accounts receivable reported.  Our three largest customers accounted for approximately 32%, 30% and 23% of revenue in 2001.   Our three largest customers accounted for approximately 31%, 29% and 21% of revenue in 2000.  Our four largest customers accounted for approximately 40%, 30%, 11% and 11% of revenue in 1999.  We have historically not incurred significant losses related to our accounts receivable.

Furniture, Fixtures and Equipment.  Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life.  Expenses for repairs and maintenance are expensed as incurred.  Accumulated amortization for capital leases is included in accumulated depreciation.  In the event that facts and circumstances indicate that the cost of furniture, fixtures and equipment may be impaired, an evaluation of recoverability would be performed and the asset’s carrying amount would be reduced to market value or discounted cash flow value.

Other Assets.  Other assets include goodwill, patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization.  Other assets are amortized over the estimated useful lives of the related assets of five to ten years.  The related accumulated amortization was $820,257 and $92,885 for the years ended December 31, 2001 and 2000, respectively.  In the event that facts and circumstances indicate that the recorded value of goodwill, patents or trademarks may be impaired, an evaluation of recoverability would be performed and the asset’s carrying amount would be reduced to market value or discounted cash flow value.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and line of credit payable approximate fair value due to the short-term maturities of these assets and liabilities.

Revenue Recognition.  Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue is recognized as services are provided.

Net Income Per Share.  We report basic and diluted net income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”.  Basic net income per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net income per share is calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method.

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

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2001, we had one letter of credit outstanding in the amount of $900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount.  This commitment expires on April 1, 2002 and is typically renewed on an annual basis.

Recent Accounting Pronouncements.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”.  The statement discontinues the use of the pooling of interests method of accounting for business combinations.  The statement is effective for all business combinations occurring after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized. However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We are evaluating the impact of SFAS No. 142, and, other than cessation of amortization of goodwill, we believe the impact of adoption will not have a material impact on our financial position or results of operations.  The amount of amortization expense related to goodwill and other intangible assets with indefinite lives was $517,819 in 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The provisions of this statement are effective with fiscal years beginning after December 15, 2001.  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, and Accounting Principals Bulletin No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of A Segment of Business”.  We believe the impact of this statement will not have a material impact on our financial position and results of operations.

Reclassification.  Certain balances in the 2000 and 1999 financial statements have been reclassified to conform to 2001 presentations.  Such reclassifications had no effect on reported net income.

2.             Acquisition

In February 2001, we completed the purchase of a company involved in developing web-based data extraction and processing technology. The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology and intangibles and goodwill.  Pro forma financial information is not presented, as the impact on our results of operations was not material.

3.             Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2001	2000
	(In thousands)
Equipment	$86,914	$63,232
Furniture and fixtures	11,991	9,794
Leasehold improvements	6,436	5,037

	105,341	78,063

Accumulated depreciation	(36,275)	(23,314)

	$69,066	$54,749

4.             Credit Facilities

Long-term debt consisted of the following:

	December 31,
	2001	2000
	(In thousands)
Secured Equipment Financing Loans	$—	$34,242
Current portion of long-term debt	—	(9,511)

	$—	$24,731

Loan Agreements.   At various times during 2001 and 2000, we had equipment financing loan arrangements with an equipment financing lender.  The arrangements provided us with borrowing capacity to fund the expansion of our call center network and for other equipment needs.  The arrangements provided for fixed or floating rate options and all assets purchased pursuant to the arrangements were pledged as collateral.  Individual borrowings under the arrangements had terms of 48 months each, and prepayment of outstanding borrowings was allowable 12 months after the funding dates, or, with certain restrictions, at any time prior, for a 1% fee.  Outstanding individual borrowings bore interest at fixed rates ranging from 8.10% to 10.09%.  As of December 31, 2001, we had no outstanding borrowings under these arrangements (see Note 6).

Line of Credit.  During December 1999, we entered into a line of credit agreement with a commercial bank that replaced certain prior agreements.  The agreement consisted of a $10 million revolving line of credit bearing interest based on the bank’s prime rate and our debt to cash flow ratio.  The line was secured by all accounts receivable and was subject to an unused facility fee and various financial and restrictive covenants.  The line of credit was paid in full as of January 31, 2001 and the facility expired at December 31, 2001 with no amounts outstanding (see Note 6).

5.             Lease Obligations

We lease operating facilities and equipment under operating leases with unexpired terms of one to eight years.  Rental expense for operating leases was approximately $7,496,000, $5,418,000 and $3,497,000 for 2001, 2000 and 1999, respectively.

Minimum annual rentals for the five years subsequent to 2001 and in the aggregate thereafter are as follows:

Year Ending December 31,	Annual lease payments
(In thousands)
2002	$8,430
2003	8,190
2004	7,523
2005	6,275
2006	4,349
Thereafter	4,577

Total minimum lease payments	$39,344

6.             Shareholders’ Equity

Significant transactions.  On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our outstanding common stock after the issuance.  Sonera Media Holding B.V. is a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.

In addition, in conjunction with the Sonera transaction, on January 31, 2001, the shareholders approved an amendment of our 1994 Stock Incentive Plan to increase the number of shares available for issuance by 870,000 shares, from 3,450,000 to 4,320,000 shares of common stock.

On May 16, 2001, the Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, distributing approximately 8,100,000 shares on June 29, 2001.  All share and per share data presented in the accompanying financial statements and notes thereto have been restated for the stock split.

Preferred Stock.  We have authorized 10,000,000 shares of preferred stock for issuance.  Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares.  No preferred shares were issued or outstanding as of December 31, 2001.

Common Stock Options.  We have a Stock Incentive Plan (the “Plan”), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2001, 479,000 shares of common stock were reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

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

In 1999, our stockholders approved the Metro One Telecommunications, Inc. 1999 Employee Stock Purchase Plan (the “ESPP”).  The purpose of the ESPP is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  As of December 31, 2001, 225,000 shares of common stock were reserved for issuance under the ESPP. Under the ESPP, during 2001, employees purchased approximately 51,000 shares at an average price of $13.69 per share.  During 2000, employees purchased approximately 39,000 shares at an average of $6.63 per share.

We have elected to continue to account for stock options according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under the Plan.  If compensation cost on stock options granted in 2001, 2000 and 1999 under this Plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in Statement of Financial Accounting

Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31:

	2001	2000	1999
	(In thousands, except per share amounts)
Net income, as reported	$28,422	$9,742	$1,906
Diluted earnings per share, as reported	1.15	0.54	0.11

Net income, pro forma	$25,618	$8,747	$1,014
Diluted earnings per share, pro forma	1.03	0.48	0.06

The pro forma amounts may not be indicative of the effects on reported net income for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2001	2000	1999
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.4%	5.0%	5.9%
Expected volatility	87.0%	75.4%	73.6%
Expected life in years	4.0	4.0	4.0

Weighted-average fair value of options granted	$15.59	$3.95	$5.41

A summary of the status of our stock option plan as of December 31, and changes during the years ending on those dates is as follows:

	2001		2000		1999
	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price
	(In thousands, except per share amounts)
Outstanding at beginning of year	2,056	$6.75	2,315	$6.12	2,647	$5.92
Granted	668	24.43	510	8.67	82	10.50
Exercised	(510)	6.47	(587)	5.84	(340)	5.39
Forfeited	(11)	9.81	(182)	6.98	(74)	7.45

Outstanding at end of year	2,203	$12.16	2,056	$6.75	2,315	$6.12

Options exercisable at year-end	1,448		1,509		1,817
Weighted-average fair value of options exercisable at year end	$9.15		$6.28		$5.95

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
$5.37 – 8.00	1,199	5.33	$6.16	1,014	$5.90
8.42 – 12.00	346	7.84	9.56	225	9.45
22.55 – 23.00	577	9.15	22.95	184	22.85
30.00 – 38.00	81	9.61	35.05	25	37.40
$5.37 – 38.00	2,203	6.88	$12.16	1,448	$9.15

7.             Other Income and Expense

Included in other income (expense) are certain items that do not relate directly to current ongoing business activity.  Included in this classification for the year ended December 31, 2001 is interest income of $1,337,000 offset by losses on asset dispositions of $176,000 and other miscellaneous non-operating expenses of $51,000. For the year ended December 31, 2000, other expense consisted primarily of losses on asset dispositions of $220,000 and other miscellaneous non-operating expenses of $106,000 offset by interest income of $301,000. For the year ended December 31, 1999, other income consisted primarily of interest income of $192,000 offset by losses on asset dispositions of $67,000.

8.             Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2001	2000	1999
		(In thousands)
Current:
Federal	$5,671	$96	$8
State	670	678	75
	6,341	774	83
Deferred:
Federal	1,775	(96)	(8)
State	—	—	—
	1,775	(96)	(8)

Total tax expense	$8,116	$678	$75

Income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2001	2000	1999
Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.0	6.6	3.9
Net operating loss carryforwards	(7.0)	(34.8)	(36.8)
Federal and state tax credits	(6.0)	—	—
Other	(1.8)	0.7	2.7

Effective tax rate	22.2%	6.5%	3.8%

The reconciliation reflects permanent items that impact income tax expense.  Items that increase income tax expense include state income taxes and various non-deductible expenses, whereas items that decrease income tax expense include net operating loss carryforwards and various federal and state tax credits.

Net deferred tax assets and liabilities are included in the following balance sheet line items:

	December 31,
	2001	2000
	(In thousands)
Prepaid costs and other current assets	$2,008	$4,534
Other long-term liabilities	(3,591)	(4,343)

Net deferred tax (liability) asset	$(1,583)	$191

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(In thousands)
Deferred tax asset:
Net operating loss carryforwards	$827	$4,441
Expenses not currently deductible	1,136	800
Tax credit carryforwards	2,307	223
Gross deferred tax assets	4,270	5,464
Valuation allowance	—	(930)

Deferred tax assets	4,270	4,534

Deferred tax liability:
Accumulated depreciation	5,853	4,343

Net deferred tax (liability) asset	$(1,583)	$191

At December 31, 2001, we had approximately $2,200,000 of net operating loss carryforwards expiring during the years 2005 to 2010.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

9.             Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding.  Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no adjustments to net income for the calculation of both basic and diluted net income per share for all periods.

The calculation of weighted-average outstanding shares is as follows:

	Average Shares
	2001	2000	1999
	(In thousands)
Weighted average common shares outstanding (used in computing Basic net income per share)	23,589	17,520	17,086
Common stock equivalents	1,223	665	896

Weighted average common shares outstanding (used in computing Diluted net income per share)	24,812	18,185	17,982

Options to purchase approximately 32,000, 85,000 and 8,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

All common shares have been restated for a three-for-two stock split effective June 29, 2001.

10.          Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees.  The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k).  Each employee becomes eligible to participate in the savings plan six months following the initial date of employment.  The employee must also complete at least 500 hours of service in any twelve-month period.  Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.

Participants’ interest in company contributions to the plan vest over a four-year period.  We made contributions of approximately $159,000, $83,000 and $55,000 during 2001, 2000 and 1999, respectively.

11.          Statement of Cash Flows

Supplemental disclosure of Cash Flow information:

	December 31,
	2001	2000	1999
		(In thousands)
Cash paid for interest	$993	$3,130	$718
Cash paid for income taxes	$4,395	$366	$78

Quarterly Financial Summary (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2001
Revenues	$50,216	$59,162	$60,868	$63,072
Direct operating expense	28,778	32,875	35,194	35,005
General and administrative expense	14,474	16,761	16,954	17,058
Income from operations	6,964	9,526	8,720	11,009
Net income	5,003	7,760	7,575	8,083
Basic net income per share	.22	.32	.31	.33
Diluted net income per share	.22	.31	.30	.32

2000
Revenues	$29,711	$36,589	$42,953	$47,728
Direct operating expense	18,523	24,036	26,879	27,999
General and administrative expense	9,319	10,668	12,219	13,686
Income from operations	1,869	1,885	3,855	6,043
Net income	1,121	1,156	2,764	4,702
Basic net income per share	.07	.07	.16	.27
Diluted net income per share	.06	.06	.15	.25