Form 10-Q
period 2002-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2002-05-14
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

OREGON

93-0995165

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11200 Murray Scholls Place, Beaverton, Oregon  97007

(Address of principal executive offices) (zip code)

(503) 643-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares of common stock outstanding as of April 30, 2002: 24,520,233 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2002	2001
Revenues	$61,765	$50,216

Costs and expenses:
Direct operating	35,250	28,778
General and administrative	18,008	14,474
	53,258	43,252

Income from operations	8,507	6,964

Other income, net	263	417
Interest expense and loan fees	(9)	(852)

Income before income taxes	8,761	6,529
Income tax expense	3,329	1,526

Net income	$5,432	$5,003

Net income per common share:
Basic	$.22	$.23
Diluted	$.22	$.22

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands)	2002	2001
Assets

Current assets:
Cash and cash equivalents	$46,421	$54,592
Accounts receivable	39,813	32,794
Prepaid costs and other current assets	6,289	4,907

Total current assets	92,523	92,293

Furniture, fixtures and equipment, net	70,977	69,066
Other assets	8,569	8,400

Total assets	$172,069	$169,759

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,539	$1,276
Accrued liabilities	5,209	6,180
Accrued payroll and related costs	7,036	11,090

Total current liabilities	14,784	18,546

Other long-term liabilities	3,913	3,844

Total liabilities	18,697	22,390

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,511 and 24,463 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively	118,105	117,534
Retained earnings	35,267	29,835

Shareholders’ equity	153,372	147,369

Total liabilities and shareholders’ equity	$172,069	$169,759

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2002	2001
Cash flows from operating activities:
Net income	$5,432	$5,003
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,324	3,504
Loss on disposal of fixed assets	5	16
Tax benefit from stock option plans	304	—
Changes in certain assets and liabilities:
Accounts receivable	(7,019)	1,790
Prepaid expenses and other assets	(1,641)	875
Accounts payable and other liabilities	(3,692)	(1,019)

Net cash (used in) provided by operating activities	(2,287)	10,169

Cash flows from investing activities:
Capital expenditures	(6,151)	(4,173)
Acquisition of business	—	(3,638)

Net cash used in investing activities	(6,151)	(7,811)

Cash flows from financing activities:
Net repayment of line of credit	—	(4,750)
Repayment of debt	—	(34,241)
Proceeds from issuance of common stock, net	—	64,695
Proceeds from exercise of stock options and employee stock purchases	267	254

Net cash provided by financing activities	267	25,958

Net (decrease) increase in cash and cash equivalents	(8,171)	28,316

Cash and cash equivalents, beginning of period	54,592	6,463

Cash and cash equivalents, end of period	$46,421	$34,779

Summary of non-cash investing and financing activities:

Issuance of 155 shares of common stock in business combination	—	$3,200

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Weighted average common shares outstanding used in computing Basic net income per share	24,487	21,684
Common stock equivalents	708	982
Weighted average common shares outstanding used in computing Diluted net income per share	25,195	22,666

For the three months ended March 31, 2002 and 2001, respectively, 286,000 and 357,000 shares of common stock issuable upon the exercise of outstanding stock options have been excluded from the calculation of diluted net income per share since their effect would have been anti-dilutive

On May 16, 2001, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, distributing approximately 8,100,000 shares on June 29, 2001.  All share and per share data presented in the accompanying financial statements and notes thereto have been restated for the stock split.

3.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2002, we had one letter of credit outstanding in the amount of $900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount.  This commitment expired on April 1, 2002 and was replaced with a letter of credit in the amount of $3,300,000 expiring on April 1, 2003 for the same purpose.

4.     Supplemental Cash Flow Information

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Cash paid for interest	$9	$950
Cash paid for income taxes	$845	$86

5.     Significant Transactions

On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of our common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our outstanding common stock after the issuance.  Sonera Media Holding B.V. is a wholly owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.

In February 2001, we completed the purchase of a company involved in developing web-based data extraction and processing technology.  The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology and goodwill and other intangibles assets.  Pro forma financial information is not presented, as the impact on our results of operations was not material.

6.              Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three months ended March 31, 2002.   Goodwill amortization for the three months ended March 31, 2001 totalled $52,000.  As part of the adoption of SFAS No. 142, we are required to complete an impairment test on existing goodwill by June 30, 2002.  We have not yet completed this impairment test.  However, we do not believe the impact of adoption will have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of A Segment of Business.” We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position or results of operations.

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

                Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors detailed in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Overview

                We are the leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide our services to their subscribers.

                Under our contracts, the carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We also offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555–1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Connect,” or “Sprint PCS Directory Assistance.”

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

                On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of our common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our outstanding common stock after the issuance.  Sonera Media Holding B.V. is a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.

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

Results of Operations

                The following table shows selected items of our statements of income data expressed as a percentage of revenues:

	Three Months Ended March 31,
	2002	2001
Revenues	100.0%	100.0%
Direct operating expenses	57.1	57.3
General and administrative expenses	29.1	28.8
Income from operations	13.8	13.9
Other income, net	0.4	0.8
Interest and loan fees	0.0	(1.7)
Income before income taxes	14.2	13.0
Income tax expense	5.4	3.0
Net income	8.8%	10.0%

Comparison of First Quarter 2002 to First Quarter 2001

                Revenues increased 23.0% to $61.8 million in the first quarter of 2002 from $50.2 million in the first quarter of 2001.  Call volume grew to approximately 129 million calls in the first quarter of 2002 from approximately 99 million calls during the first quarter of 2001.  These increases resulted primarily from increased call volume under existing contracts.

                Direct operating costs increased 22.5% to $35.3 million in the first quarter of 2002 from $28.8 million in the first quarter of 2001.  This increase was primarily due to increased staffing costs associated with increased call volumes.  As a percentage of revenues, direct operating costs decreased to 57.1% in the first quarter of 2002 from 57.3% in the first quarter of 2001.  This decrease was due primarily to improved operating efficiencies and lower listings data costs.

                General and administrative costs increased 24.4% to $18.0 million in the first quarter of 2002 from $14.5 million in the first quarter of 2001.  This increase resulted primarily from additional costs necessary to support our increased call volumes and related infrastructure.  As a percentage of revenues, general and administrative costs increased to 29.1% in the first quarter of 2002 from 28.8% in the first quarter of 2001.  This increase resulted primarily from additional costs related to product development activities. Depreciation and amortization increased by 24.1% to $4.2 million in the first quarter of 2002 from $3.4 million in the first quarter of 2001 due primarily to depreciation expense on equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the three months ended March 31, 2002 was $263,000 consisting primarily of interest income partially offset by loss on disposal of assets.  Other income, net for the three months ended March 31, 2001 was $417,000 and consisted primarily of interest income partially offset by loss on disposal of assets.  A decrease in interest income during the first quarter of 2002 compared to the first quarter of 2001 resulted from a lower average interest rate received on cash equivalents invested in money market instruments.

                Interest expense and loan fees decreased 98.9% to $9,000 in the first quarter of 2002 from $852,000 in the first quarter of 2001.  This decrease was primarily attributable to a decrease in average outstanding debt.  All debt was paid in full as of March 31, 2001.

                Income tax expense for the three months ended March 31, 2002 was $3.3 million, for an effective tax rate of approximately 38.0% reflecting the approximate combined net federal and state statutory income tax rate.  Income tax expense for the three months ended March 31, 2001 was $1.5 million, for an effective tax rate of approximately 23.4%.  The increase in effective tax rate in 2002 resulted from the use of net operating loss carryforwards in the prior year.

Liquidity and Capital Resources

                Our cash and cash equivalents are recorded at cost, which approximates fair market value.  As of March 31, 2002, we had $46.4 million in cash and cash equivalents compared to $54.6 million at December 31, 2001.  The net decrease of $8.2 million resulted primarily from cash used in operations, mainly due to the timing of payments received from customers, and capital expenditures partially offset by cash received from the exercise of common stock options.

                Working capital was $77.7 million at March 31, 2002, compared to $73.7 million at December 31, 2001.  This increase is due primarily to working capital provided by operations.

                Cash Flow from Operations.  Net cash used in operations was $2.3 million for the three months ended March 31, 2002 resulting primarily from increases in accounts receivable and prepaid expenses and decreases in accounts payable.  This was partially offset by net income adjusted for the effect of non-cash depreciation.

                Cash Flow from Investing Activities.  Cash used in investing activities was $6.2 million for the three months ended March 31, 2002 resulting primarily from capital expenditures for equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Cash Flow from Financing Activities.  Net cash provided by financing activities was $267,000 for the three months ended March 31, 2002 resulting primarily from proceeds from the exercise of common stock options.

                Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible acquisitions and other corporate development activities and working capital.  We anticipate that our capital expenditures will be approximately $25 to $30 million in 2002, resulting primarily from projected call center expansions, increased network capacity and product development activities.

                We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.

                Recent Accounting Pronouncements.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three months ended March 31, 2002.  Goodwill amortization for the three months ended March 31, 2001 totalled $52,000.  As part of the adoption of SFAS No. 142, we are required to complete an impairment test on existing goodwill by June 30, 2002.  We have not yet completed this impairment test.  However, we do not believe the impact of adoption will have a material impact on our financial position or results of operations.

                In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of A Segment of Business.” We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at March 31, 2002 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Metro One Telecommunications, Inc.
Registrant

Date:	May 14, 2002

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

/s/ Duane C. Fromhart
Duane C. Fromhart
Vice President, Finance
(Principal Accounting Officer)