Form 10-Q
period 2002-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2002-08-14
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Number of shares of common stock outstanding as of August 6, 2002: 24,590,244 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

METRO ONE TELECOMMUNICATIONS, INC.
Condensed Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2002	2001	2002	2001
Revenues	$67,853	$59,162	$129,618	$109,378

Costs and expenses:
Direct operating	37,518	32,875	72,768	61,652
General and administrative	18,482	16,761	36,491	31,235
	56,000	49,636	109,259	92,887

Income from operations	11,853	9,526	20,359	16,491

Other income, net	198	317	461	734
Interest expense and loan fees	(1)	(9)	(10)	(862)

Income before income taxes	12,050	9,834	20,810	16,363
Income tax expense	4,579	2,074	7,908	3,600

Net income	$7,471	$7,760	$12,902	$12,763

Earnings per share:
Basic	$.30	$.32	$.53	$.56
Diluted	$.30	$.31	$.51	$.53

The accompanying notes are an integral part of these condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.
Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands)	2002	2001
Assets

Current assets:
Cash and cash equivalents	$46,375	$53,692
Restricted cash	3,348	900
Accounts receivable	48,401	32,794
Prepaid costs and other current assets	4,664	4,907

Total current assets	102,788	92,293

Furniture, fixtures and equipment, net	72,088	69,066
Goodwill	4,432	4,432
Other assets	4,271	3,968

Total assets	$183,579	$169,759

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,311	$1,276
Accrued liabilities	3,751	6,180
Accrued payroll and related costs	9,532	11,090

Total current liabilities	16,594	18,546

Other long-term liabilities	5,263	3,844

Total liabilities	21,857	22,390

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,579 and 24,463 shares issued and outstanding at June 30, 2002 and December 31, 2001 respectively	118,985	117,534
Retained earnings	42,737	29,835

Total shareholders’ equity	161,722	147,369

Total liabilities and shareholders’ equity	$183,579	$169,759

The accompanying notes are an integral part of these condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.
Condensed Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2002	2001
Cash flows from operating activities:
Net income	$12,902	$12,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,926	7,349
Loss on disposal of fixed assets	26	122
Tax benefit from stock option plans	467	—
Changes in certain assets and liabilities:
Accounts receivable	(15,607)	(7,397)
Prepaid expenses and other assets	1,059	951
Accounts payable and other liabilities	(1,832)	938

Net cash provided by operating activities	5,941	14,726

Cash flows from investing activities:
Capital expenditures	(11,803)	(13,769)
Acquisition of business	—	(3,639)
Proceeds from sale of assets	8	195

Net cash used in investing activities	(11,795)	(17,213)

Cash flows from financing activities:
Restricted cash to secure letter of credit	(2,448)	—
Net repayment of line of credit	—	(4,750)
Repayment of debt	—	(34,241)
Proceeds from issuance of common stock, net	—	64,670
Proceeds from exercise of stock options and employee stock purchases	985	1,526

Net cash (used in) provided by financing activities	(1,463)	27,205

Net (decrease) increase in cash and cash equivalents	(7,317)	24,718

Cash and cash equivalents, beginning of period	53,692	6,463

Cash and cash equivalents, end of period	$46,375	$31,181

Summary of non-cash investing and financing activities:

Issuance of 155 shares of common stock in business combination	—	$3,200

The accompanying notes are an integral part of these condensed financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

Notes to Condensed Financial Statements (Unaudited)

1.     Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to current period presentations.  Such reclassifications had no effect on reported net income.

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Weighted average shares outstanding — Basic	24,555	24,035	24,521	22,872
Dilutive effect of stock options	560	1,242	624	1,113

Weighted average shares outstanding — Diluted	25,115	25,277	25,145	23,985

For the three months ended June 30, 2002, 935,000 shares of common stock issuable upon the exercise of outstanding stock options have been excluded from the calculation of diluted net income per share since their effect would have been anti-dilutive.  For the six months ended June 30, 2002, 897,000 shares of common stock issuable upon the exercise of outstanding stock options have been excluded from the calculation of diluted net income per share for the same reason.  There were no shares excluded from the calculation of diluted net income per share for the three or six months ended June 30, 2001.

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

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2002, we had one letter of credit outstanding in the amount of $3,348,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount and is recorded as restricted cash.  This commitment expires on April 1, 2003, however, it is likely to be renewed for as long as we maintain a partially self-insured workers’ compensation program.

4.     Supplemental Cash Flow Information

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Cash paid for interest	$10	$959
Cash paid for income taxes	$3,530	$1,887

5.     Significant Transactions

On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of our common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our then-outstanding common stock after the issuance.  Sonera Media Holding B.V. is a wholly owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  By March 2001, we paid all then-outstanding debt with a portion of the proceeds from this transaction.

In February 2001, we purchased a company involved in developing web-based data extraction and processing technology.  The transaction was recorded using the purchase method of accounting.  The purchase price was allocated to the assets acquired, which consisted primarily of proprietary technology and goodwill and other intangible assets.  Pro forma financial information is not presented, as the impact on our results of operations was not material.

6.              Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three or six month periods ended June 2002.   Goodwill amortization for the three and six month periods ended June 30, 2001 totaled $103,000 and $155,000, respectively.  As part of the adoption of SFAS No. 142, we completed an initial impairment test on existing goodwill. The adoption of this standard and the impairment assessment did not have a material impact on our financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                                CONDITION AND RESULTS OF OPERATIONS

                All statements contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to the business and economic risks faced by us and our actual results of operations may differ materially from those contained in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

                We are the leading developer and provider of Enhanced Directory Assistance® and other enhanced telecom services.  We primarily contract with wireless carriers to provide our services to their subscribers.

                Under our contracts, the carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We also offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a directory assistance number such as “411,” “555–1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Wireless Connect,” or “Sprint PCS.”

                Each carrier establishes its own directory assistance fee structure for its subscribers.  Generally, wireless subscribers pay fees to carriers ranging from $0.75 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk.

                We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge our customers.  Our average revenue per call decreased in 2001 as call volume increased.  We expect a decrease in average revenue per call to continue in 2002, although at a lower rate than that of prior years, as we believe this reduced pricing better positions us to retain and expand service with existing carrier customers, to attract new wireless and landline carriers, and to achieve greater operating margins over time.

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

                Our growth plan involves both capital expenditures and operating expenses, as we build infrastructure and recruit and train qualified personnel.  To better serve our customers and strengthen our relationships with them, we attempt to match the operating readiness of our call centers to the time scheduled for our customers to transition additional call volume to us.  At times, our customers have experienced delays, and may experience some additional delays in the future, in the timing of delivery of call volume to us.  These delays can increase our ongoing operating expenses with no corresponding increase in revenues.  The result under these conditions has been, and will likely continue to be, reported earnings that vary widely from one period to another.  However, we intend to continue to pursue and prepare for significant additional call volume in order to seek to achieve greater earnings over the long run.

                On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of our common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our then-outstanding common stock after the issuance.  Sonera Media Holding B.V. is a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  By March 2001, we paid all then-outstanding debt with a portion of the proceeds from this transaction.

                In February 2001, we purchased a company involved in developing web-based data extraction and processing technology.  The transaction was recorded using the purchase method of accounting.   The purchase price was allocated to the assets acquired, which consisted primarily of proprietary technology and goodwill and other intangible assets.  Pro forma financial information is not presented, as the impact on our results of operations was not material.

Results of Operations

                The following table shows selected income statement data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	55.3	55.6	56.1	56.4
General and administrative costs	27.2	28.3	28.2	28.6
Income from operations	17.5	16.1	15.7	15.1
Other income, net	0.3	0.5	0.4	0.7
Interest expense and loan fees	(0.0)	(0.0)	(0.0)	(0.8)
Income before income taxes	17.8	16.6	16.1	15.0
Income tax expense	6.8	3.5	6.1	3.3
Net income	11.0%	13.1%	10.0%	11.7%

Comparison of Second Quarter 2002 to Second Quarter 2001

                Revenues increased 14.7% to $67.9 million in the second quarter of 2002 from $59.2 million in the second quarter of 2001.  Call volume grew to approximately 142 million calls from approximately 119 million calls.  These increases resulted primarily from increased call volume under existing contracts.

                Direct operating costs increased 14.1% to $37.5 million from $32.9 million.  This increase was primarily due to increased staffing costs associated with increased call volumes.  As a percentage of revenues, direct operating costs decreased to 55.3% from 55.6%.  This decrease was due primarily to improved operating efficiencies and lower costs of accessing information content.

                General and administrative costs increased 10.3% to $18.5 million from $16.8 million.  This increase resulted primarily from additional costs necessary to support our increased call volumes and related infrastructure.  As a percentage of revenues, general and administrative costs decreased to 27.2% from 28.3%.  This decrease resulted primarily from efficiencies associated with the expansion of our national network of call centers.  Depreciation and amortization increased by 20.7% to $4.4 million from $3.7 million due primarily to depreciation expense on equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the three months ended June 30, 2002 and 2001 was $198,000 and $317,000, respectively, and consisted primarily of interest income partially offset by losses on disposal of assets in both periods.  A decrease in interest income during the second quarter of 2002 compared to the second quarter of 2001 resulted from a lower average interest rate received on cash equivalents invested in money market instruments.

                Income tax expense for the three months ended June 30, 2002 was $4.6 million, for an effective tax rate of approximately 38.0% reflecting the approximate combined net federal and state statutory income tax rate.  Income tax expense for the three months ended June 30, 2001 was $2.1 million, for an effective tax rate of approximately 21.1%.  The increase in income tax expense and the effective tax rate in 2002 resulted from the use of significant net operating loss carryforwards in the prior year.

Comparison of the First Six Months of 2002 to the First Six Months of 2001

                Revenues increased 18.5% to $129.6 million in the first six months of 2002 from $109.4 million in the first six months of 2001. Call volume grew to approximately 270 million calls from approximately 218 million calls. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

                Direct operating costs increased 18.0% to $72.8 million from $61.7 million. This increase was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 56.1% from 56.4%. This decrease was due primarily to operating efficiencies and lower costs of accessing information content.

                General and administrative costs increased 16.8% to $36.5 million from $31.2 million. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes. As a percentage of revenues, general and administrative costs decreased to 28.2% from 28.6%. This decrease resulted primarily from efficiencies associated with the growth of our business.  Depreciation and amortization increased by 21.5% to $8.9 million from $7.3 million due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Other income, net for the six months ended June 30, 2002 and 2001 was $461,000 and $734,000, respectively, and consisted primarily of interest income partially offset by losses on disposal of assets.

                Interest expense and loan fees decreased 98.8% to $10,000 in the first six months of 2002 from $862,000 in the first six months of 2001. This decrease was attributable to a decrease in average outstanding debt.  All then-outstanding debt was paid in full as of March 31, 2001.

                Income tax expense for the six months ended June 30, 2002 was $7.9 million, for an effective tax rate of approximately 38.0%. Income tax expense for the six months ended June 30, 2001 was $3.6 million, for an effective tax rate of approximately 22.0%.  The increase in income tax expense and the effective tax rate in 2002 resulted from the use of significant net operating loss carryforwards in 2001.

Liquidity and Capital Resources

                Our cash and cash equivalents are recorded at cost, which approximates fair market value.  As of June 30, 2002, we had $46.4 million in cash and cash equivalents compared to $53.7 million at December 31, 2001.  The net decrease of $7.3 million resulted primarily from cash used in operations, mainly due to the timing of payments received from customers, capital expenditures and cash restricted as security for a letter of credit, partially offset by cash received from the exercise of common stock options.

                Working capital was $86.2 million at June 30, 2002, compared to $73.7 million at December 31, 2001.  This increase is due primarily to working capital provided by operations.

                Cash Flow from Operations.  Net cash provided by operations was $5.9 million for the six months ended June 30, 2002 resulting primarily from net income adjusted for the effect of non-cash depreciation, partially offset by increases in accounts receivable.

                Cash Flow from Investing Activities.  Cash used in investing activities was $11.8 million for the six months ended June 30, 2002 resulting primarily from capital expenditures for equipment purchased for new call centers, upgrades of existing call centers and product development activities.

                Cash Flow from Financing Activities.  Net cash used in financing activities was $1.5 million for the six months ended June 30, 2002 resulting primarily from cash used to secure a letter of credit partially offset by proceeds from the exercise of common stock options.

                Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and to expand our call center and network capacity to serve existing and potential new customers and for general corporate purposes, including possible advertising and promotion, acquisitions and other corporate development activities and working capital.  We anticipate that our capital expenditures will be approximately $25 to $30 million in 2002, resulting primarily from projected call center expansions, increased network capacity and product development activities.

                We believe our existing cash and cash equivalents, cash from operations and borrowing capacity will be sufficient to fund our operations for the next twelve months.

Significant Accounting Policies

            We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies, those governing accounts receivable and the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, internally developed software and goodwill, may involve a higher degree of judgment, estimation and uncertainty.

Our customer base consists of mostly very large wireless telephone carriers in the United States.  As such, management believes we have minimal risk of uncollectability, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers, consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.

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

Recent Accounting Pronouncements

                In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three months ended June 30, 2002.  Goodwill amortization for the three months ended June 30, 2001 totaled $52,000.  As part of the adoption of SFAS No. 142, we completed an initial impairment test on existing goodwill.  The adoption of this standard and the impairment assessment did not have a material impact on our financial position or results of operations.

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

                In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at June 30, 2002 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

PART II.                OTHER INFORMATION

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a description of matters submitted to a vote of our stockholders at an annual meeting of stockholders held on May 29, 2002:

A.

A. Jean de Grandpré and Timothy A. Timmins were elected as directors to hold office until the 2005 annual meeting and until their successors are elected and qualified.  Votes cast for and votes withheld with respect to each nominee were as follows:

	Votes For	Votes Withheld
A. Jean de Grandpré	22,049,500	236,592
Timothy A. Timmins	22,050,610	235,532

B.	A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against and votes withheld as to each such matter is as follows:

	Votes For	Votes Against	Votes Withheld
Proposal to approve an amendment of our 1994 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance	17,152,944	5,089,082	44,116
Proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2002	22,220,636	54,229	11,277

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)	Reports filed on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metro One Telecommunications, Inc.
Registrant

Date:	August 14, 2002
/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

/s/ Duane C. Fromhart
Duane C. Fromhart
Vice President, Finance
(Principal Accounting Officer)