Form 10-Q
period 2002-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2002-11-15
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

Number of shares of common stock outstanding as of November 6, 2002: 24,676,462 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Revenues	$66,172	$60,868	$195,789	$170,246

Costs and expenses:
Direct operating	37,133	35,194	109,901	96,846
General and administrative	17,134	16,954	53,624	48,189
	54,267	52,148	163,525	145,035

Income from operations	11,905	8,720	32,264	25,211

Other income, net	210	267	671	1,001
Interest expense and loan fees	—	(15)	(10)	(877)

Income before income taxes	12,115	8,972	32,925	25,335
Income tax expense	4,726	1,397	12,633	4,997

Net income	$7,389	$7,575	$20,292	$20,338

Earnings per share:
Basic	$.30	$.31	$.83	$.87
Diluted	$.30	$.30	$.81	$.83

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands)	September 30, 2002	December 31, 2001

Assets

Current assets:
Cash and cash equivalents	$53,417	$53,692
Restricted cash	3,348	900
Accounts receivable	45,108	32,794
Prepaid costs and other current assets	3,878	4,907

Total current assets	105,751	92,293

Furniture, fixtures and equipment, net	73,654	69,066
Goodwill	4,432	4,432
Other assets	4,759	3,968

Total assets	$188,596	$169,759

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,407	$1,276
Accrued liabilities	1,507	6,180
Accrued payroll and related costs	7,479	11,090

Total current liabilities	11,393	18,546

Other long-term liabilities	7,980	3,844

Total liabilities	19,373	22,390

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,590 and 24,463 shares issued and outstanding at September 30, 2002 and December 31, 2001 respectively	119,096	117,534
Retained earnings	50,127	29,835

Total shareholders’ equity	169,223	147,369

Total liabilities and shareholders’ equity	$188,596	$169,759

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$20,292	$20,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,817	11,449
Loss on disposal of fixed assets	60	143
Tax benefit from stock option plans	498	—
Changes in certain assets and liabilities:
Accounts receivable	(12,314)	(4,217)
Prepaid expenses and other assets	3,915	259
Accounts payable and other liabilities	(6,969)	(4,864)

Net cash provided by operating activities	19,299	23,108

Cash flows from investing activities:
Capital expenditures	(18,198)	(20,301)
Acquisition of business	—	(3,639)
Proceeds from sale of assets	8	196

Net cash used in investing activities	(18,190)	(23,744)

Cash flows from financing activities:
Cash restricted to secure letter of credit	(2,448)	—
Net repayment of line of credit	—	(4,750)
Repayment of debt	—	(34,241)
Proceeds from issuance of common stock, net	—	64,670
Proceeds from exercise of stock options and employee stock purchases	1,064	2,301

Net cash (used in) provided by financing activities	(1,384)	27,980

Net (decrease) increase in cash and cash equivalents	(275)	27,344

Cash and cash equivalents, beginning of period	53,692	6,463

Cash and cash equivalents, end of period	$53,417	$33,807

Summary of non-cash investing and financing activities:

Issuance of 155 shares of common stock in business combination	—	$3,200

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Financial Statements (unaudited)

1.     Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to conform to current period presentations.  Such reclassifications had no effect on reported net income.

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Weighted average shares outstanding – Basic	24,588	24,208	24,544	23,324
Dilutive effect of stock options	399	1,356	568	1,226

Weighted average shares outstanding - Diluted	24,987	25,564	25,112	24,550

For the three and nine month periods ended September 30, 2002, 938,000 and 906,000 shares, respectively, of common stock issuable upon the exercise of outstanding stock options have been excluded from the calculation of diluted net income per share since their effect would have been anti-dilutive.  There were 39,000 and 15,000 shares excluded from the calculation of diluted net income per share for the three and nine month periods ended September 30, 2001, respectively, for this reason.

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

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At September 30, 2002, we had one letter of credit outstanding in the amount of $3,348,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount and is recorded as restricted cash.  While the letter of credit expires in April 2003, we expect to continue to have a letter of credit requirement related to our workers’ compensation policy and expect to renew it on an annual basis as necessary.

4.     Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Cash paid for interest	$10	$975
Cash paid for income taxes	$8,568	$4,308

5.     Significant Events

Our contract with Sprint PCS expires on December 31, 2002.  In October 2002, Sprint PCS notified us that they would not be signing a new contract with us upon expiration of the existing one.  Sprint PCS accounted for approximately 32% and 33%, respectively, of our revenue in the three and nine month periods ended September 30, 2002 and approximately 32% in both the three and nine month periods ended September 30, 2001.  We expect that the call volume from Sprint PCS will transition away from us during 2003, although no transition agreement has been made as of the date of this filing.  The lack of a contract with Sprint PCS will likely have a material adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact nature of those effects, their magnitude or timing at this time.

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

In February 2001, we completed the purchase of a company involved in developing web-based data extraction and processing technology.  The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology and goodwill and other intangibles assets.  Pro forma financial information is not presented as the impact on our results of operations was not material.

6.              Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three or nine month periods ended September 2002.   Goodwill amortization for the three and nine month periods ended September 30, 2001 totaled $155,000 and $362,000, respectively.  During the second quarter of 2002, we completed a test on goodwill and determined that there was no impairment.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of Business.” We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position or results of operations.

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

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the timing of the initiation of wireless services or their acceptance in new market areas by telecommunications customers, the timing and expense of the expansion of our national call center network, the general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors detailed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

We are the leading developer and provider of Enhanced Directory Assistance® and other enhanced telecom services.  We primarily contract with wireless carriers to provide our services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance, and/or alphanumeric messaging calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Wireless Connect,” or “Nextel 411.”

In addition to telephone listings, we provide subscribers with various enhanced services and features delivered via proprietary systems and databases.  Services we provide include, among other things, reverse and category searches, movie, restaurant and local event information and turn-by-turn driving instructions.  In addition, our enhanced information services incorporate connectivity features that make the telephone more useful and easier to use.  These include our patented StarBack® feature, which allows a caller to return to a live operator simply by pressing a key, such as the star [*] key any time during a call.

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

We operate 31 call centers located in strategic local markets in or near major metropolitan areas throughout the United States.  This network of call centers enables us to provide nationwide enhanced directory assistance and information services locally for more than one-half of the U.S. population.  We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service to callers.  We operate our call centers 24 hours a day, seven days a week, 365 days a year.

In the first nine months of 2002, we continued to expand our call center and network capacity to serve existing customers and to prepare for anticipated growth.  Growth can come from existing customers in the form of new markets acquired, from increased usage within geographic markets currently being served and from other new business opportunities.  Our call center and network expansion efforts increase our local service coverage and our capacity to process additional call volume.

In May 2002, our contract with Cingular Wireless expired.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets subsequent to the contract expiration while we attempted to secure a new contract or extension of the existing one.   Cingular Wireless subsequently notified us that they would not be extending the existing contract or signing a new one.  Cingular Wireless accounted for approximately six percent of our revenues in both the three and nine month periods ended September 30, 2002 and approximately seven percent in both the three and nine month periods ended September 30, 2001.  Service to Cingular Wireless customers ceased during October 2002.

Our contract with Sprint PCS expires on December 31, 2002.  In October 2002, Sprint PCS notified us that they would not be signing a new contract with us upon expiration of the existing one.  Sprint PCS accounted for approximately 32% and 33%, respectively, of our revenue in the three and nine month periods ended September 30, 2002 and approximately 32% in both the three and nine month periods ended September 30, 2001.  We expect that the call volume from Sprint PCS will transition away from us during 2003, although no transition agreement has been made as of the date of this filing.  The lack of a contract with Sprint PCS will likely have a material adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact nature of those effects, their magnitude or timing at this time.

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

In February 2001, we purchased a company involved in developing web-based data extraction and processing technology.  The transaction was recorded using the purchase method of accounting.   The purchase price was allocated to the assets acquired, which consisted primarily of proprietary technology, intangibles and goodwill.  Pro forma financial information is not presented, as the impact on our results of operations was not material.

Results of Operations

This table shows selected items from our statements of income expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	56.1	57.8	56.1	56.9
General and administrative costs	25.9	27.9	27.4	28.3
Income from operations	18.0	14.3	16.5	14.8
Other income, net	0.3	0.4	0.3	0.6
Interest expense and loan fees	(0.0)	(0.0)	(0.0)	(0.5)
Income before income taxes	18.3	14.7	16.8	14.9
Income tax expense	7.1	2.3	6.5	2.9
Net income	11.2%	12.4%	10.3%	12.0%

Comparison of Third Quarter 2002 to Third Quarter 2001

Revenues increased 8.7% to $66.2 million from $60.9 million, while call volume grew to approximately 141 million calls from approximately 125 million calls.  These increases resulted primarily from increased call volume under existing contracts.  Increases in revenue as a result of increased call volumes were slightly offset by volume-related decreases in the average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing

Direct operating costs increased 5.5% to $37.1 million from $35.2 million.  This increase was primarily due to increased staffing costs associated with increased call volumes.  As a percentage of revenues, direct operating costs decreased to 56.1% from 57.8%.  This decrease was due primarily to improved operating efficiencies and lower costs of accessing information content.

General and administrative costs increased 1.1% to $17.1 million from $17.0 million.  This increase resulted primarily from additional costs necessary to support our increased call volumes and related infrastructure.  Such increases were partially offset by the elimination of certain marketing costs for a customer that moved to volume-based pricing as discussed previously.  As a percentage of revenues, general and administrative costs decreased to 25.9% from 27.9%.  This decrease resulted primarily from efficiencies associated with the expansion of our national network of call centers and from the elimination of certain marketing costs as noted previously.  Depreciation and amortization increased by 18.9% to $4.7 million from $4.0 million, due primarily to depreciation expense on equipment purchased for new call centers, upgrades of existing call centers and product development activities.

Other income was $210,000 and $267,000 for the third quarters of 2002 and 2001, respectively, and consisted primarily of interest income partially offset by losses on disposal of assets in both periods.  A decrease in interest income during the third quarter of 2002 compared to the third quarter of 2001 resulted from a lower average interest rate earned on cash equivalents invested in money market instruments.

Income tax expense for the three months ended September 30, 2002 was $4.7 million, for an effective tax rate of approximately 39.0% reflecting the approximate combined net federal and state statutory income tax rate.  Income tax expense for the three months ended September 30, 2001 was $1.4 million, for an effective tax rate of approximately 15.6%.  The increase in income tax expense and the effective tax rate in 2002 resulted from the use of significant net operating loss carryforwards in the prior year.

Comparison of the First Nine Months of 2002 to the First Nine Months of 2001

Revenues increased 15.0% to $195.8 million from $170.2 million. Call volume grew to approximately 411 million calls from approximately 343 million calls. These increases resulted primarily from the addition of new subscribers and new markets from existing customers, as well as increased usage of our services by existing subscribers.

Direct operating costs increased 13.5% to $109.9 million from $96.8 million.  This increase was primarily due to increased staffing costs associated with increased call volumes. As a percentage of revenues, direct operating costs decreased to 56.1% from 56.9%.  This decrease was due primarily to operating efficiencies and lower costs of accessing information content.

General and administrative costs increased 11.3% to $53.6 million from $48.2 million. This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes and was partially offset by the elimination of certain marketing costs for a customer as discussed previously.  As a percentage of revenues, general and administrative costs decreased to 27.4% from 28.3%.  This decrease resulted primarily from efficiencies associated with the growth of our business.  Depreciation and amortization increased by 21.1% to $13.3 million from $11.0 million due primarily to equipment purchased for new call centers, upgrades of existing call centers and product development activities.

Other income for the nine months ended September 30, 2002 and 2001 was $671,000 and $1.0 million, respectively, and consisted primarily of interest income partially offset by losses on disposal of assets in both periods.  The decrease resulted primarily from a lower average interest rate earned on cash equivalents invested in money market instruments.

Interest expense and loan fees decreased 98.9% to $10,000 from $877,000.  This decrease was attributable to a decrease in average outstanding debt.  All debt was paid in full as of March 31, 2001.

Income tax expense for the nine months ended September 30, 2002 was $12.6 million, for an effective tax rate of approximately 38.4%.  Income tax expense for the nine months ended September 30, 2001 was $5.0 million, for an effective tax rate of approximately 19.7%.  The increase in income tax expense and the effective tax rate in 2002 resulted from the use of significant net operating loss carryforwards in the prior year.

Liquidity and Capital Resources

Our cash and cash equivalents are recorded at cost, which approximates fair market value.  As of September 30, 2002, we had $53.4 million in cash and cash equivalents compared to $53.7 million at December 31, 2001.  The net decrease of $300,000 resulted primarily from cash provided by operations and cash received from the exercise of common stock options partially offset by capital expenditures and the restriction of cash used to secure a letter of credit.

Working capital was $94.4 million at September 30, 2002, compared to $73.7 million at December 31, 2001.  This increase is due primarily to working capital provided by operations.

Cash Flow from Operations.  Net cash provided by operations was $19.3 million for the nine months ended September 30, 2002 resulting primarily from net income adjusted for the effect of non-cash depreciation, partially offset by increases in accounts receivable.

Cash Flow from Investing Activities.  Cash used in investing activities was $18.2 million for the nine months ended September 30, 2002 resulting primarily from capital expenditures for equipment purchased for new call centers, upgrades of existing call centers and product development activities.

Cash Flow from Financing Activities.  Net cash used in financing activities was $1.4 million for the nine months ended September 30, 2002 resulting primarily from cash used to secure a letter of credit partially offset by proceeds from the exercise of common stock options and employee stock purchases.

Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be for the development or acquisition of technologies, features and content complementary to our business, network capacity to serve existing and potential new customers and general corporate purposes, including possible acquisitions and other corporate development activities and working capital.  We anticipate that our capital expenditures will be approximately $20 to $24 million for the full year 2002 as a result of these activities.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months and the foreseeable future.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements in our 2001 Annual Report on Form 10-K for the period ending December 31, 2001), those governing accounts receivable and the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, internally developed software and goodwill, may involve a higher degree of judgment, estimation and uncertainty.

Our customer base principally consists of very large wireless telephone carriers in the United States.  As such, management believes we have minimal risk of uncollectability related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers; consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.

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

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This new statement addresses financial accounting and reporting for goodwill and other intangible assets.  Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life will no longer be amortized.  However, goodwill and other intangible assets will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002.  Other than the cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our results of operations or cash flows for the three months ended September 30, 2002.  Goodwill amortization for the three and nine month periods ended September 30, 2001 totaled $155,000 and $362,000, respectively.  During the second quarter of 2002, we completed a test on goodwill and determined that there was no impairment.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,” and Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of A Segment of Business.” We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position or results of operations.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at September 30, 2002 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                 CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures within 90 days prior to the filing date of this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are adequate and effective.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to significantly modify our disclosure controls and procedures.

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

Date: November 14, 2002
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Vice President, Finance
(Principal Accounting Officer)

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Timothy A. Timmins, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Metro One Telecommunications, Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Timothy A. Timmins
Timothy A. Timmins
President, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Dale N. Wahl, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Metro One Telecommunications, Inc;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President, Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Metro One Telecommunications, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, Timothy A. Timmins, Chief Executive Officer, and Dale N. Wahl, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Timothy A. Timmins
Timothy A. Timmins
President, Chief Executive Officer and Director

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President, Chief Financial Officer