Form 10-K
period 2002-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2003-03-31
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   YES  ☒  NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, (which excludes shares held by Sonera Holding B.V.) based on the closing price of the common stock as reported by the Nasdaq stock market on June 28, 2002 was $211,641,097.  The aggregate market value of registrant’s common stock held by non-affiliates, (which excludes shares held by Sonera Holding B.V.) based on the closing price of the common stock as reported by the Nasdaq stock market on March 17, 2003, was $70,681,318.

The number of shares outstanding of the registrant’s common stock, as of March 17, 2003, was 24,682,318.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2003 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

METRO ONE TELECOMMUNICATIONS, INC.

2002 FORM 10-K ANNUAL REPORT

In this annual report on Form 10-K, “Metro One” and the terms “Company,” “we,” “us” and “our” refer to Metro One Telecommunications, Inc.

PART I

ITEM 1.                                   BUSINESS.

Metro One is a leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide our services to their subscribers.  In 1989, we opened our first call center and began testing and offering our Enhanced Directory Assistance and information services.  In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge per call basis.  Our carrier customers include many of the leading wireless telecommunications carriers such as AT&T Wireless Services, Nextel Communications and ALLTEL Communications.  In addition, we have expanded into the landline telecommunications market and provide our services to regional competitive local exchange carriers.

Telecommunications Industry

The U.S. telecommunications industry has generally been characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber.  Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty.  With rising costs to acquire new subscribers, carriers are seeking ways to minimize subscriber turnover through the use of, among other things, value-added services and features.  In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market.  Competitive pressures are particularly acute for wireless and newer landline carriers, such as competitive local exchange carriers.  The industry has also experienced a considerable amount of consolidation and investment in new technologies and alternative methods of delivery, including cable and the Internet.

Wireless Telecommunications.  The U.S. wireless telecommunications market has experienced dramatic growth over the last decade.  This growth has been largely due to technological advances that give callers affordable, high-quality mobile services.  According to industry analysts, the number of wireless subscribers in the United States approached 137 million at the end of 2002, and while growth is expected to slow over the next several years, industry experts still estimate that by 2006, there will be over 175 million wireless phone users in the United States.  A relatively small number of carriers dominate the wireless telecommunications market.  In terms of estimated number of subscribers, the largest U.S. wireless carriers include Verizon Wireless, AT&T Wireless Services and Cingular Wireless.  Other nationwide carriers include Sprint PCS, Nextel Communications and T-Mobile.

In most of the major U.S. markets, at least five carriers compete for wireless subscribers.  As a result, carriers are seeking to differentiate themselves from their competitors.  While price continues to be an important competitive factor, carriers increasingly focus on value-added services and features as a means of differentiating themselves.  Carriers have discovered that a quality directory assistance service can increase revenue and customer satisfaction.

Landline Telecommunications.  The U.S. landline telecommunications market is significantly larger than the U.S. wireless market.  For example, in 2001, domestic landline services generated approximately $227 billion in revenues as compared to approximately $75 billion in revenues generated by wireless services, according to the Federal Communications Commission.  Like the wireless market, the landline market is dominated by a relatively small number of major carriers.  Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and competitive local exchange carriers, such as Cox Communications or Integra Telecom.  Carriers providing long distance service include AT&T, MCI WorldCom and Sprint Corp., as well as many discount long distance companies such as IDT Corporation and Talk America.

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

Directory Assistance Market

Call volumes generated by the wireless directory assistance market in the United States are estimated to grow significantly to over 3.6 billion calls by the end of 2006, according to some industry sources, among which individual estimates vary.  Wireless subscribers tend to be heavy users of directory assistance services.  According to Frost & Sullivan, growth in the wireless directory assistance market is driven by a number of factors, including growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility and the offering of quality directory assistance services by wireless carriers.

The landline directory assistance market is significantly larger than the wireless directory assistance market.  According to the industry sources, landline directory assistance is projected to reach four billion calls by the end of 2006.  Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services.

Our Business Strategy

Metro One’s business strategy includes the following key elements:

•                  Build on our current carrier relationships, while seeking new domestic and international customers, including landline carriers, other business and direct customers

Where attractive from a profitability standpoint, we are continuing to expand our relationships with our existing carrier customers.  We believe that our services can increase carriers’ revenues by minimizing subscriber turnover, increasing the number of calls made and, in the case of wireless and long distance carriers, increasing billable airtime.  Further, our national call center network, integrated search engines and database systems allow carriers operating in multiple markets to offer consistent quality directory assistance and other information services on a nationwide basis.  This consistency permits greater system-wide marketing opportunities and brand identification for these carriers.  We believe that our existing relationships and the quality of our services help us to expand our business with existing customers, providing us an opportunity to deliver our services to them and their affiliates in additional markets.

We are also pursuing business opportunities with additional wireless and landline carriers with a view to leveraging our reputation for high quality service and our nationwide call center network.  We believe increasing competition among landline carriers is leading to an increasingly subscriber-based business, which will result in the need to differentiate their product offerings.  Our services provide an opportunity to do so and, accordingly, could help us expand into the significantly larger landline directory assistance market.

The information content that resides in our database systems, along with our ability to store, maintain, manipulate and deliver it, provides an opportunity to pursue businesses and other customers and provide them with our services over private networks or other delivery systems.  We believe that the quality of our services and that of the resultant caller experience have created additional demand for enhanced information services.  A portion of that demand may be served through delivery systems that are different, in part, from those we employ to service our carrier customers.  We intend to meet some of this demand through such delivery systems.

•                  Develop and offer additional value-added services and features

We believe that we are well positioned to continue developing and providing the types of services and features that enhance the utility of the telephone and other communications devices.  For example, our MetroDex® service is designed to provide individual callers and business users with the ability to quickly and efficiently access their personal or business contact databases, including otherwise unpublished numbers, and potentially take advantage of additional services such as accessing a “personal assistant” over the telephone.  We believe that such innovative features will increase caller satisfaction.

•                  Expand our national network and capabilities, while adding greater bandwidth, storage capacity, speed and efficiency to our systems

We intend to continue to expand our network capacity and efficiency, including adding to our call routing flexibility, redundancy and signaling systems.  We may also increase or otherwise adjust our capacity as required by demand and customer commitments.  In addition, we intend to add to our storage capacity both for purposes of database backup and for delivery of personal database, concierge and other personalized and fulfillment-oriented services.  We may build or license specialty call centers to deliver special products such as customer service and fulfillment assistance, as well as international call centers, should attractive opportunities arise.

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

•                  Leverage our voice telephony portal by delivering greater volumes of existing and new services through our call center network as well as through other portals

Our strength has been to provide enhanced services through the voice telephony portal we have created.  We are seeking opportunities to provide access to some of the content we acquire, develop and maintain, as well as our applications and related features, to other portals, including those available through the Internet.  We believe that telephone carriers and other customers could use our content, applications and features to provide high quality services that are consistent across various portals and geographic areas.  In so doing, these customers, particularly the telephone carriers, could further bind their subscribers to them as competition in their markets becomes increasingly subscriber-based.  We also intend to broaden the market for our enhanced information services by delivering those services to other types of customers in an effort to capture additional market share.

Customers

Metro One provides Enhanced Directory Assistance and information services to several of the nation’s leading wireless carriers in all or a portion of their service areas.  Our carrier customers include AT&T Wireless Services, Nextel Communications, ALLTEL Communications and, during a transition period, Sprint PCS.  In addition, we provide our services to certain competitive local exchange carriers in the landline telecommunications market.  Carrier customers that accounted for more than 10% of our revenues during any of the periods indicated are as follows:

Customer	2002	2001	2000
Sprint PCS	33%	32%	31%
AT&T Wireless Services	33	30	29
Nextel Communications	24	23	21

Our contract with Sprint PCS expired on December 31, 2002.  In October 2002, Sprint PCS indicated to us that it would not be signing a new contract upon expiration of the existing contract.  In December 2002, we agreed to a transition arrangement with Sprint PCS, pursuant to which we will continue to handle its subscribers’ calls subsequent to December 31, 2002 with different phase-out periods for different markets and a complete transition by the middle of 2003.  The phase-out periods are governed by a mutually agreed upon schedule; however, given uncertainties beyond our control and knowledge, we are unable to predict the exact timing of the Sprint PCS transition.  It is likely that the expiration of the Sprint PCS contract will have an adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact timing, nature or magnitude at this time.

In May 2002, our contract with Cingular Wireless expired.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets subsequent to the contract expiration while we attempted to secure a new contract or extension of the then existing one.   Cingular Wireless subsequently notified us that they would not be extending the existing contract or signing a new one.  Cingular Wireless accounted for approximately five percent of our revenues in 2002 and approximately seven percent in 2001.  Service to Cingular Wireless customers ceased during October 2002.

We offer our services to a carrier’s subscribers under a brand name selected by the carrier, such as “AT&T Wireless Connect” or “Nextel 411.”  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $0.75 to $1.40 plus airtime charges for our services.  Metro One charges carriers directly and, at present, bears no subscriber collection risk.  We charge our carriers on a per call basis.  To stimulate increased call volume and to attract and expand customer commitments, we offer volume-pricing discounts to our carrier customers. Our success with this program resulted in call volume increases over the last four years, which has caused our average revenue per call to decrease.

We currently provide our services to 13 carrier customers in addition to various affiliates of AT&T Wireless Services.  The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term, which is generally up to five years.  None of these contracts preclude us from providing services to others.  Generally, carrier customers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.

Call Center Network

We operate 31 call centers strategically located in markets throughout the United States.  Our call center network enables us to provide Enhanced Directory Assistance and information services nationwide.  We are situated in or near major metropolitan areas and therefore are situated locally for more than one-half of the U.S. population.  We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service than would be available through a single or a few call centers attempting to serve the entire U.S. market.  We operate our call centers 24 hours a day, seven days a week, 365 days a year.

We periodically upgrade our network and systems to allow greater utility, speed and efficiency in processing calls.  We also frequently expand our capacity to store, manipulate and manage the additional data that we acquire.  In addition, our telephone switching systems allow scalability, including the ability to join multiple switches together or configure switches so that they can handle large volumes of calls.  These systems, covering all of our call centers, are monitored and supported on a 24-hour basis from our network operations center located at our corporate headquarters.  We have designed our systems to permit redundancy and avoid downtime from natural disasters or other adverse events.

Because a carrier offers our services to its subscribers under its brand name, we believe quality and reliability are important considerations in a carrier’s decision to use our services.  To ensure high quality and consistency, we emphasize training, monitoring and customer support.  We maintain a national training force with training personnel in each call center.  Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography.  We continually monitor, test and evaluate call center performance.  We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis.  In addition to accessing our systems maintenance and support personnel, carrier customers can obtain extensive customer usage information.

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

Our Enhanced Directory Assistance and information services also incorporate connectivity features that make the telephone more useful and easier to use.  These connectivity features include the following:

•                  Call completion – allows a caller to be directly connected to the number requested without the need to redial;

•                  StarBack® – allows the caller to return to a live operator simply by pressing a key, such as the star [*] key or by otherwise issuing a command at any time during a call;

•                  AutoBack® – automatically returns the caller to a live operator or other options upon a busy signal, “ring-no-answer” or other common situations without pressing a single key;

•                  MessageBack® – delivers a caller’s message to a desired party and, when configured with AutoBack, provides a convenient tool for ensuring communication;

•                  NumberBack® – sends the caller the called number simply by pressing the number [#] key; and

•                  QuickSend®  – a short messaging service that allows our operators to send customized alphanumeric messages on behalf of a caller.

We are developing, testing and improving new services that add new content and connectivity features, such as MetroDex, which allows callers to use their telephone or the Internet to access their personal or business contact databases and PersonalProfiler, which allows subscribers to customize how our services are delivered to them as well as allowing them to have access to “personal assistant” services.  Other features under development include on-line research and verification utilities for use by businesses with a direct private connection to us, speech recognition-related elements and added personalization features.  Equipment at our corporate headquarters facilitates this development and testing by simulating many ranges of call center operations.

Database Systems and Content

We believe the quality of our services is related to the scope, quantity and quality of the information content that resides within our database systems.  The majority of the information that we acquire, develop and maintain is telephone listings data.  We obtain these listings data from multiple sources, including the regional Bell operating companies, independent telephone companies and other commercial sources, to ensure high quality and accuracy.  These data are enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region.

Our proprietary operator interface software allows operators to efficiently and simultaneously search and reverse-search multiple databases.   We use proprietary database management systems to maintain and update our directory listings.  We continually acquire additional content or access to content that will, in many cases, build on these listings data to make them more useful.  Acquisitions are made from a variety of sources and are supplemented with information relating to local events and amenities.

Our Content Development group builds application-specific databases for a variety of portals, be they wired or wireless, voice or data.  Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere.  We believe that these capabilities will contribute to the expansion of our services and data offerings to our wireless and other customers.

Marketing

We market to telecommunications carriers, businesses, governmental units, other enterprises and anyone who may be a potential caller or user of our information services.  The marketing process involves a considerable amount of time and attention by our senior management.  Call center managers also play a key role in maintaining and developing wholesale customer relationships.  Some of our contracts provide for customer promotion of the services we provide to their subscribers / callers.  In addition, we occasionally assist our carrier customers in the promotion of these services.  We intend to continue to participate in marketing services in conjunction with carrier programs and increase our marketing to promote our Enhanced Directory Assistance directly to businesses, governmental units, other customers and callers who may be potential users of our information services.

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

Our call processing systems incorporate programmable switching equipment, host computers, voice response units and database servers.  Our advanced technology is based on customized software running Sun Microsystems and Dell servers and Lucent switching equipment.  One of the characteristics of our call processing systems is the ability to take all calls from a carrier’s switch and have these run through our switch for the entire length of the call so that we are able to provide a full range of our services to the caller.

We are also monitoring technological advances in the methods of delivery of information and data and are working to insure that our systems are compatible with, and we can take advantage of, such developments.  We believe that by expanding reliance on the telephone as a source of information, the application of various new data and voice technologies will also benefit our Enhanced Directory Assistance and information services business.

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have 14 U.S. patents issued and one foreign patent issued, including four relating to our StarBack technology and others associated with our turn-by-turn driving directions and other services.  We have approximately 46 applications pending for additional U.S. patents and 15 applications pending for additional foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One Telecommunications,” “Metro One,” “Enhanced Directory Assistance,” “StarBack,” “TeleConcierge,” “LocationPro,” “AutoBack,” “MetroDex,” “NumberBack,” “QuickSend,” “RadioPro,” and “PersonalProfiler,”  and applications pending for U.S. trademark registrations for, among others, “EventPro,” “RescuePro” and “TaxiPro.”

Competition

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small, independent companies.  Our principal competitors include regional Bell operating companies and other independent providers.  Telephone carriers provide directory assistance or information services both in and outside their own operating regions.  Although we believe that none of these competitors offers a form of directory assistance that incorporates all of our features, they may have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours in the future.  We also face competition from independent companies seeking to offer forms of directory assistance and other information services.

We believe the principal competitive factors in the directory assistance market are quality and range of features, technological innovation, experience, responsiveness to customers and price.  Historically, we have sought to distinguish ourselves from our competitors based on the quality of our services, the development of useful features, the breadth of the content provided and our extensive national network of call centers.  In recent years, wireless carriers appear to have become more focused on reducing costs even if such reduction results in diminished services.

Government Regulation

While our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our telecommunications carrier customers is regulated by the Federal Communications Commission and state regulatory authorities to varying degrees.  Recently, telecommunications carriers have inquired as to our future willingness to carry telecommunications traffic for them on an outsourced basis.  Also, the FCC has opened an inquiry concerning promotion of competition in the retail directory assistance market.  We can predict neither the timing nor the outcome of that proceeding or its ultimate impact, if any, on our operations.  New product initiatives or our efforts to pursue additional growth strategies may subject us to further regulation by various regulatory agencies including the FCC and state and local public utility commissions.  To the extent we carry telecommunciations traffic ourselves, for our benefit or for the benefit of others (outsourced), we may be directly subject to regulation similar to that imposed on telecommunications common carriers, including the carrier customers from whom we have derived our principal business.

Employees

As of December 31, 2002, Metro One had approximately 5,900 employees, including approximately 28% who were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls.  We anticipate that the departure of Sprint PCS call volume during 2003 may result in a significant reduction in staffing needs in many of our call centers that service this carrier.  However, given the expected timing of the departure of this volume, normal fluctuations in employee tenure, new product initiatives and our pursuit of additional growth strategies, we believe that most staffing reductions will be substantially aided by normal attrition.  None of our employees are subject to a collective bargaining agreement.  We consider relations with our employees to be good.

We invest significant resources in the recruitment, training and retention of qualified operators.  Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility.  We also invest considerable resources in personnel motivation, including providing incentive plans for our operators, management and corporate staff.

Available Information

We invite you to visit our website at www.metro1.com to access free-of-charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after we electronically file such materials with or furnish such materials to the Securities and Exchange Commission.

ITEM 2.                                   PROPERTIES.

We lease our principal executive and administrative offices, consisting principally of two adjacent locations totaling approximately 57,000 square feet of space, in Beaverton, Oregon.  The terms of the leases extend through 2009.

We also lease office facilities for our call center operations, which generally range in size from 5,000 to 40,000 square feet, including space sublet to others.  We have 34 leases for call centers and other remote facilities, with remaining terms of up to six years.  In the future, we may expand or otherwise adjust the size and configuration of our call center network for a variety of reasons, including call volume fluctuations.

ITEM 3.                                   LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Metro One’s common stock trades on the NASDAQ National Market under the symbol “MTON.”  The high and low closing sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

2002	High	Low
Quarter ended December 31, 2002	$9.60	$4.49
Quarter ended September 30, 2002	$15.35	$8.49
Quarter ended June 30, 2002	$26.01	$11.06
Quarter ended March 31, 2002	$30.80	$19.52

2001	High	Low
Quarter ended December 31, 2001	$39.30	$22.20
Quarter ended September 30, 2001	45.75	21.50
Quarter ended June 30, 2001	44.27	17.38
Quarter ended March 31, 2001	23.67	13.67

On May 16, 2001, our Board of Directors approved a 50% stock dividend, thereby effecting a three-for-two stock split resulting in the distribution of approximately 8,100,000 shares on June 29, 2001.  All share and per share data presented in the table above and elsewhere in this report have been adjusted to give effect to the stock dividend.

The approximate number of shareholders of record as of March 17, 2003 was 160.  On March 17, 2003, the closing price of our common stock, as reported on the Nasdaq National Market, was $5.67 per share.

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

The following table contains information as of December 31, 2002, with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	2,421,739	$13.81	1,370,045
Equity compensation plans not approved by security holders	—	—	—

Total	2,421,739	$13.81	1,370,045

ITEM 6.                                   SELECTED FINANCIAL DATA.

The selected financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 have been derived from our audited financial statements.  The financial data should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Operations data:
Revenues	$257,951	$233,318	$156,981	$77,831	$45,139
Direct operating expenses	144,164	131,851	97,438	46,494	23,107
General and administrative expenses	72,461	65,422	46,112	28,711	18,334
Income from operations	41,326	36,045	13,431	2,626	3,698
Net income	26,129	28,422	9,742	1,906	3,603

Basic income per share	1.06	1.20	.56	.11	.22
Diluted income per share	1.04	1.15	.54	.11	.21
Cash flow from operations	45,307	49,862	5,350	3,326	6,546

Balance sheet data (1):
Cash and cash equivalents	$76,528	$53,692	$6,463	$9,564	$7,570
Working capital	103,705	73,747	17,066	11,750	8,414
Total assets	198,689	169,759	106,641	65,475	36,311
Long-term liabilities	9,310	3,844	29,074	18,940	719
Shareholders’ equity	175,389	147,369	45,404	31,979	28,242

(1)               In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), at that time a wholly-owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.  See “Significant Events” in Item 7. below.

ITEM 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                         OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this annual report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” intends,” “plans,” “estimates,” “ may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in this Item 7. under “Issues and Uncertainties.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless or other telecommunications services though new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions and the other factors discussed under the heading “Issues and Uncertainties” in this Item 7.

Overview

We are a leading developer and provider of Enhanced Directory Assistance and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide these services to their subscribers.

Under our contracts, carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We also offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T  Wireless Connect,” or “Nextel 411.”  We intend to provide services to additional carriers, businesses, governmental units and callers in general through alternate strategies intended to attract calls, information queries and other transactions.

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $0.75 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers, however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge our carrier customers.  We expect that average revenue per call may continue to decrease over time, as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers and to achieve greater operating margins over time.  Prices for services provided to other types of customers, including businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

In 2003, we expect to continue to expand or otherwise adjust capacities in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.  Capacity needs could vary significantly as a result of additional volume from existing customers in the form of new markets, increased usage within existing markets served, changes in the carrier customers and/or the number of calls routed to us or as a result of new product initiatives and growth strategies.  We will also continue to opportunistically pursue additional significant new business.  Call center and network expansion efforts are intended to increase our local service coverage and our capacity to process additional call volume.

Significant Events

Our contract with Sprint PCS expired on December 31, 2002.  In October 2002, Sprint PCS indicated to us that it would not be signing a new contract upon expiration of the existing contract.  Sprint PCS accounted for approximately 33% and 32%, of our revenues in 2002 and 2001, respectively.  In December 2002, we agreed to a transition arrangement with Sprint PCS, pursuant to which we will continue to handle its subscribers’ calls subsequent to December 31, 2002 with different phase-out periods for different markets and a complete transition by the middle of 2003.  The phase-out periods are governed by a mutually agreed upon schedule; however, given uncertainties beyond our control and knowledge, we are unable to predict the exact timing of the Sprint PCS transition.  It is likely that the expiration of the Sprint PCS contract will have an adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact timing, nature or magnitude at this time.

In May 2002, our contract with Cingular Wireless expired.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets subsequent to the contract expiration while we attempted to secure a new contract or extension of the existing one.   Cingular Wireless subsequently notified us that they would not be extending the existing contract or signing a new one.  Cingular Wireless accounted for approximately 5% of our revenues in 2002 and approximately 7% in 2001.  Service to Cingular Wireless customers ceased during October 2002.

In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), at that time a wholly-owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.  In August 2002, the shares were transferred to Sonera Holding B.V., another wholly-owned subsidiary of Sonera Corporation.  In December 2002, Sonera merged with Telia AB to form TeliaSonera AB, which is a leading mobile operator and fixed voice and data provider in Scandinavia.

In February 2001, we acquired Enthusiasm Technologies, Inc., a developer of web-based data extraction and processing technology for a combination of cash and stock.  This group builds application-specific databases for a variety of portals, be they wired or wireless, voice or data.  Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere. These capabilities contribute to the expansion of our services and data offerings to our wireless and other customers.  The purchase price in this transaction was not material to our financial position.

Results of Operations

The following table shows selected items of our statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2002	2001	2000
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	55.9	56.5	62.1
General and administrative expenses	28.1	28.0	29.2
Income from operations	16.0	15.5	8.7
Other income, net	0.4	0.5	0.0
Interest and loan fees	(0.0)	(0.3)	(2.1)
Income before income taxes	16.4	15.7	6.6
Income tax expense	6.3	3.5	0.4
Net income	10.1%	12.2%	6.2%

Call centers in operation at year-end	31	30	28

2002 Compared to 2001

Revenues.  Revenues increased 10.6% to $258.0 million from $233.3 million.  Call volume grew to approximately 544 million calls from approximately 472 million calls.  This increase resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets.  Our average revenue per call was approximately $0.47 in 2002 compared to $0.49 in 2001 as we continued to offer volume pricing discounts to encourage carrier customers to send us additional call volume.

Direct operating expenses.  Direct operating expenses consist of call center personnel and listings data and content acquisition costs.  These expenses increased 9.3% to $144.2 million from $131.9 million.  This increase was primarily due to the costs of servicing increased call volumes.  As a percentage of revenues, direct operating expenses decreased to 55.9% from 56.5%, due primarily to operating efficiencies realized from greater call volumes and lower costs of accessing information content.

General and administrative expenses.  General and administrative expenses increased 10.8% to $72.5 million from $65.4 million.  This increase resulted primarily from additional costs necessary to support our increased call center capacity and call volumes.  As a percentage of revenues, general and administrative expenses remained approximately flat at 28.1% in 2002 compared to 28.0% in 2001 with additional efficiencies related to the growth of our business offset by new product development costs.

Depreciation and amortization.  Depreciation and amortization increased by 19.0% to $18.8 million from $15.8 million, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers and product development activities offset by the decrease in amortization of $518,000 due to the adoption of Statement of Financial Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Other income, net.  Other income for the years ended December 31, 2002 and 2001 consisted primarily of interest income earned on cash and cash equivalents of approximately $978,000 and $1.3 million, respectively.  The 2002 decrease resulted primarily from a decrease in market interest rates.

Interest expense and loan fees.  Interest expense and loan fees decreased 99%, to $10,000 in 2002 from $895,000 in 2001.  This decrease resulted from a reduction in average debt outstanding during the year.  All debt was paid in full as of March 31, 2001.

Income tax expense.  Income tax expense for 2002 was $16.2 million for an effective tax rate of approximately 38.2% which resulted from the combined federal and state statutory rate of approximately 39% partially offset by various federal and state tax credits.  For 2001, income tax expense was $8.1 million for an effective tax rate of approximately 22.2%.  This rate differs from the combined federal and state statutory rate of approximately 39% due primarily to the use of net operating loss carryforwards and various federal and state tax credits.

2001 Compared to 2000

Revenues.  Revenues increased 48.6% to $233.3 million from $157.0 million.  Call volume grew to approximately 472 million calls from approximately 302 million calls.  This increase resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets.  Our average revenue per call was approximately $0.49 in 2001 compared to $0.52 in 2000 resulting mainly from volume discount pricing intended to encourage customers to send us additional call volume.

Direct operating expenses.  Direct operating expenses increased 35.3% to $131.9 million from $97.4 million.  This increase was primarily due to the costs of servicing increased call volumes.  As a percentage of revenues, direct operating expenses decreased to 56.5% from 62.1%, due primarily to operating efficiencies realized from greater call volumes and lower costs of accessing information content.

General and administrative expenses.  General and administrative expenses increased 41.9% to $65.4 million from $46.1 million.  This increase resulted primarily from additional costs necessary to support our larger base of call centers and increased call volumes.  As a percentage of revenues, general and administrative expenses decreased to 28.0% from 29.2%.  This decrease resulted primarily from efficiencies associated with the growth of our business.

Depreciation and amortization.  Depreciation and amortization increased by 51.2% to $15.8 million from $10.5 million, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers, product development activities and amortization related to a business acquisition.

Other income, net.   Other income for 2001 consisted primarily of interest income of approximately $1.3 million.  For 2000, other income consisted primarily of interest income of $301,000 partially offset by miscellaneous non-operating expenses of $106,000.  The increase in interest income resulted primarily from increases in cash and cash equivalents due to the issuance of common stock to Sonera as discussed above in “Significant Events.”

Interest expense and loan fees.  Interest expense and loan fees decreased 72.1% to $895,000 from $3.2 million.  This decrease resulted from a decrease in average debt outstanding during the year.  All debt was paid in full as of March 31, 2001 as a result of the Sonera transaction discussed above in “Significant Events.”

Income tax expense.  Income tax expense for 2001 was $8.1 million for an effective tax rate of approximately 22.2%.  Income tax expense for 2000 was $678,000 for an effective tax rate of approximately 6.5%.  These rates differ from the combined federal and state statutory rate of approximately 39% due primarily to the use of net operating loss carryforwards and various federal and state tax credits.

Liquidity and Capital Resources

Cash and cash equivalents are recorded at cost which approximates their fair market value.  As of December 31, 2002, we had approximately $76.5 million in cash and cash equivalents compared to approximately $53.7 million at December 31, 2001.  The net increase of $22.8 million resulted primarily from cash generated from operations which totaled $45.3 million, offset by capital expenditures of approximately $21.4 million.  We have no outstanding debt.

Working capital was $103.7 million at December 31, 2002, compared to $73.7 million at December 31, 2001. This increase was primarily due to working capital generated from operations, offset by the use of working capital for capital expenditures.

Cash flow from operations.  Net cash provided by operating activities was $45.3 million for the year ended December 31, 2002 resulting primarily from net income, the effect of non-cash depreciation, amortization and deferred taxes and decreases in accounts receivable offset by decreases in accounts payable and accrued expenses and increases in prepaid expenses and other assets.  Net cash provided by operating activities was $49.9 million for the year ended December 31, 2001 resulting primarily from net income, the effect of non-cash depreciation, amortization, deferred taxes and the tax benefit from employee stock plans and decreases in accounts receivable and Increases in accounts payable and other liabilities offset by increases in prepaid expenses and other assets.   For the year ended December 31, 2000, net cash provided by operating activities was $5.4 million resulting primarily from net income, the effect of non-cash depreciation and amortization and decreases in accounts payable and other liabilities, offset by increases in accounts receivable and prepaid expenses and other assets.

Cash flow from investing activities.  Cash used in investing activities was $21.4 million, $31.4 million and $26.8 million for the years ended December 31, 2002, 2001 and 2000 and was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, upgrades and expansions of corporate networks and infrastructure and, in 2001, cash paid in the acquisition of a data extraction and processing company as discussed above in “Significant Events.”

Cash flow from financing activities.  Cash used in financing activities was $1.1 million for the year ended December 31, 2002 and was primarily related to cash used to secure a letter of credit offset by proceeds from the exercise of stock options and proceeds from employee stock purchases.  Cash provided by financing activities was $28.7 million for the year ended December 31, 2001 resulting primarily from the proceeds of the investment by Sonera and the receipt of cash proceeds from the exercise of stock options and from employee stock purchases, offset by the repayment of all outstanding debt.  Net cash provided by financing activities was $18.3 million in 2000 resulting primarily from borrowings under credit facilities and the receipt of cash proceeds from the exercise of stock options and from employee stock purchases, offset by the repayment of debt obligations.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be the development or acquisition of technologies, features and content complementary to our business and the potential expansion of our call center network and its capacity to serve existing and potential new customers and for general corporate purposes.  These general corporate purposes include possible acquisitions, efforts to pursue and market new growth strategies and other corporate development activities and working capital.  We intend to expand or otherwise adjust our capacity in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at December 31, 2002  was approximately $80 million, future activities, including execution of new product initiatives and growth strategies, expanded marketing and new product development and rollout may reduce available cash.  In such event, we will attempt to establish borrowing arrangements in order to maintain adequate liquidity.   We believe we will have access to future financing sources, although we cannot provide assurance that funding will be available in amounts or on terms agreeable to us.

Commitments.  We generally lease our facilities through non-cancelable operating leases extending for up to ten years.

Minimum annual rental payments on leases for the five years subsequent to 2002 and in the aggregate thereafter are as follows:

Year Ending December 31,	Annual lease payments
(In thousands)
2003	$8,812
2004	8,197
2005	6,988
2006	5,177
2007	3,619
Thereafter	2,796

Total minimum lease payments	$35,589

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2002, we had one letter of credit outstanding in the amount of $3.3 million related to our workers’ compensation insurance program.  The letter of credit is secured by a certificate of deposit for the same amount.  This commitment expires on April 1, 2003 and is typically renewed on an annual basis.

In accordance with accounting principles generally accepted in the United States of America, these commitments are not reflected in our balance sheets.

Effect of Inflation

Inflation did not materially affect our business during the last several years.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles and goodwill, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable. Our customer base consists mostly of large wireless telephone carriers in the United States.  As such, management believes we have minimal risk of uncollectability, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers.  Consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.

Long-lived assets and goodwill. We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At such time, we estimate the future cash flows expected upon eventual disposition and, if lower than the carrying amount, adjust the carrying amount of the asset to its estimated fair value.

Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over the estimated economic life, through December 31, 2001.  As discussed below under “Recent Accounting Pronouncements,” we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.  Under SFAS No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.  We perform our annual impairment test in November each year.  To perform that test, we compare the carrying value of our business to our estimates of the fair value of our business.  If our evaluation indicates that the fair value of our business is less than its carrying value, we will write down the related goodwill to its implied fair value.  We use estimates of future cash flows, discounted to present value, market prices and other measures to estimate the fair value of our business.  It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of our business will change in the future, which could cause us to write down goodwill at that time.

Self-insurance reserves. We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as  available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position or results of operations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, goodwill and other intangible assets with indefinite lives will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002 and therefore ceased amortization of goodwill.  Other than cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our financial position, results of operations or cash flows for the year ended December 31, 2002.  Goodwill amortization for the twelve months ended December 31, 2001 was $518,000.  During the fourth quarter of 2002, we completed an impairment test on goodwill and determined that there was no impairment.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Bulletin (“APB”) No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of A Segment of Business.”  We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements about the effects of stock-based compensation.  We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  Accordingly, we have adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002.  As the adoption of this statement involves disclosure only, we do not expect a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Financial Interpretation (‘FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002.  We have adopted the disclosure provisions of FIN 45.  We believe the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of FIN No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  FIN No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We believe the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

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

A limited number of customers account for substantially all our revenues.  For example, our top four customers accounted for approximately 95.5% of our revenues in 2002.  Our two largest customers, Sprint PCS and AT&T Wireless Services, accounted for approximately 33% each in 2002.  Our contract with Sprint PCS expired on December 31, 2002 as described above in “Significant Events.”  Of our existing contracts with significant customers, two expire in 2003, including our contract with AT&T Wireless Services.  In addition, while our contract with Nextel Communications extends through early in 2005, the contract provides for a window in 2003 during which Nextel can withdraw from the contract with proper notice and payment of a substantial fee.  Some contracts contain performance and other standards and may be terminated prior to their scheduled expiration dates under specified circumstances.  If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected.  Although we seek to increase the number of our customers, opportunities are limited because a small number of companies dominate the telecommunications market.  This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

Our inability to achieve desired pricing levels could adversely affect our profitability and operations.

We are subject to competitive pressures with respect to pricing that could adversely affect our profitability and operations.  The prices that we charge our carrier customers are subject to the terms of our contracts.  The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations.  We charge our carrier customers on a per call basis, with prices varying in some cases based on call volume.  Our long-term strategy is based in part on reducing the price we charge our carrier customers.  Generally, our pricing levels have declined and, in the future, will likely continue to decline as call volumes increase with specific carrier customers.  If we were to substantially reduce our prices without correspondingly increasing volume, there could be an adverse impact on our ability to operate profitably.

We face substantial competition from a number of other companies.

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition.  The regional Bell operating companies also may have the advantage of being the local telephone carrier in their area of operation.  Some of these companies are or may be developing their own versions of quality directory assistance services.  We also face competition from a number of other independent directory assistance providers.  If we are unable to compete successfully, it could have an adverse effect on our business, financial condition and results of operations.  Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including retail pricing decisions by carriers, decisions by carriers to force consumers to accept lower-quality information services products, the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

We are dependent on the wireless telecommunications industry, and a decrease in wireless usage by subscribers could have an adverse impact on our results of operations.

Almost all of our revenues come from providing Enhanced Directory Assistance and information services to our wireless carrier customers’ subscribers.  A decrease in wireless usage in general, or of our products in particular, could have an adverse effect on our results of operations.  Wireless usage by subscribers appears to be affected by a number of factors, many of which are beyond our control, including pricing, safety concerns, reliability and availability of the wireless network, government regulation and reliability and availability of alternative technologies.

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

•                  The timing and expense of our call center network expansion or contraction, including changing staffing and infrastructure expenses related to anticipated call volume changes;

•                  The addition or expiration of contracts with carrier customers;

•                  Changes in our or our competitors’, customers’ or suppliers’ pricing policies;

•                  Lengthy sales cycles for new and extended contracts;

•                  Increases in costs associated with new product development and marketing or with growth strategies without commensurate increases in revenues.

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

The telecommunications market is subject to rapid change and uncertainty that may result in competitive situations which could unfavorably affect us.  These changes and uncertainties are due to, among other factors, the following:

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

•                  Evolving industry standards, including frequent technological changes and new product introductions; and

•                  Changes in retail prices offered to consumers for our services or for services perceived to be substitutes for ours, in whole or in part.

We have a long sales cycle which may cause delays that adversely affect our revenue growth and operating results.

A customer’s decision to contract for our directory assistance and information services involves a significant commitment of technical and other resources.  As a result, we have a long sales cycle for both new and extended contracts, particularly with large customers.  The selling process involves demonstrating the value-added benefits of outsourcing directory assistance and using our services rather than those of our competitors.  Additionally, the effectiveness of our marketing to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations, is difficult to predict at any given point in time, given a wide variety of potential business circumstances.  Any delays due to lengthy sales cycles could significantly affect our revenue growth and operating results.

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

In order to successfully execute our business strategies, we need to increase the volume of calls made to our call center network, while realizing the benefits of operating leverage.  We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing carrier customers and by offering our services to other types of customers.  We have limited experience in the landline market, which is dominated by the regional Bell operating companies.  If we are unable to expand our wireless business or attract significant landline business, on a cost effective basis or at all, we may be unable to increase profitability or sustain past growth rates.

Regulations affecting our customers and suppliers and future regulations to which we may be subject may adversely affect our business.

While our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our telecommunications carrier customers is regulated by the Federal Communications Commission and state regulatory authorities to varying degrees.  Recently, telecommunications carriers have inquired as to our future willingness to carry telecommunications traffic for them on an outsourced basis.  Also, the FCC has opened an inquiry concerning promotion of competition in the retail directory assistance market.  We can predict neither the timing nor the outcome of that proceeding or its ultimate impact, if any, on our operations.  New product initiatives or our efforts to pursue additional growth strategies may subject us to further regulation by various regulatory agencies including the FCC and state and local public utility commissions.  To the extent we carry telecommunciations traffic ourselves, for our benefit or for the benefit of others (outsourced), we may be directly subject to regulation similar to that imposed on telecommunications common carriers, including the carrier customers from whom we have derived our principal business.

Future acquisitions or efforts to pursue additional growth strategies may strain our operations.

We intend to evaluate, and in the future may pursue, acquisition or business opportunities that are consistent with our business strategy.  If we fail to adequately address financial and operational risks associated with such acquisitions or business opportunities, such activities may adversely affect our business.

These risks can include, among other things:

•                  Difficulties in assimilating the operations, technology, information systems and personnel of an acquired company, including the inability to maintain uniform standards, controls and policies, and the loss of key employees of the acquired company;

•                  Diversion of management’s attention from other business concerns;

•                  Impairment of relationships with licensors, customers and suppliers;

•                  Difficulties in entering into markets in which we have no direct prior experience and potential marketing expenses related thereto;

•                  Use of cash resources, potentially dilutive issuances of equity securities and incurrence of additional debt and contingent liabilities; and

•                  Significant write-offs related to goodwill and amortization expenses related to other intangible assets.

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

Our operations depend on our access to the names, telephone numbers and other information that we supply directly to callers or we use in providing our services.  The availability, cost, quality and usefulness of such data varies widely across geographic regions.  If we are unable to obtain or update directory or information content at an economical cost, we may be unable to provide current levels of service, improve our Enhanced Directory Assistance service or provide new services and features.  Ultimately, the satisfaction of callers and our carrier customers, and our ability to renew and extend our current customer contracts and enter into new customer contracts, depends on the quality of services we provide.  The quality of our services is directly related to the quality of our listings data and other information content.

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

We regard aspects of our Enhanced Directory Assistance and information services and their features and processes to be proprietary.  If we are unable to use and protect our intellectual property, we may be unable to provide some of our Enhanced Directory Assistance and information services or profitably operate our business.  To a limited extent, we rely on a combination of trade secret, patent and other intellectual property law, nondisclosure agreements and other protective measures to protect our intellectual property.  However, these measures may be difficult and costly to meaningfully enforce.  In addition, attempts to enforce our intellectual property rights may bring into question the validity of these rights.  Litigation with respect to patents or other intellectual property rights can result in substantial costs and diversion of management attention and other resources.

We may need additional capital in the future, and it may not be available on acceptable terms.

We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure needed to maintain and expand our call center and network capabilities, enhance and expand the range of services and features we offer, respond to competitive pressures and potential opportunities, such as investments, acquisitions and international expansion and new product initiatives and growth strategies.  We cannot be certain that additional financing will be available on terms favorable to us or at all.  The terms of available financing may place limits on our financial and operating flexibility.  If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities.

If we expand our business into international markets, we will encounter risks which could adversely affect us.

We have operated only in the United States; however, an element of our business strategy is to continue to explore international business opportunities.  We anticipate accepting calls inbound to the United States in 2003.  If we expand into one or more international markets, we will encounter significant risks and uncertainties.  These risks and uncertainties include increased operational difficulties arising from, among other things:

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

Our common stock price is volatile.

The market price of our common stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors.  These factors include, among others, the following:

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

•                  Introductions of new technologies, products or features;

•                  New product initiatives and growth strategies; and

•                  General market conditions.

From January 1, 2002 through December 31, 2002, our common stock price fluctuated from a low of $4.49 per share to a high of $30.80 per share and has on several days fluctuated more than 10%.  Similar market fluctuations have affected the market prices of equity securities of many telecommunications companies and other public companies generally.  These trading prices and valuations may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

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

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at December 31, 2002 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION.

See pages 29 through 41.

ITEM 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2003 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end, under the captions “Management” and “Nominees and Directors.”

ITEM 11.                            EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2003 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2003 Annual Meeting under the caption “Principal Shareholders,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2003 Annual Meeting under the caption “Certain Relationships,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 14.                            CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)                   Financial Statements

                                                Independent Auditors’ Report

                                                Statements of Income for each of the years ended December 31, 2002, 2001 and 2000

                                                Balance Sheets at December 31, 2002 and 2001

                                                Statements of Shareholders’ Equity for each of the years ended December 31, 2002, 2001 and 2000

                                                Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000

                                                Notes to Financial Statements

(a)(2)                   Exhibits

3.1                                 Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (3)

3.2                                 Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1                           Form of Enhanced Directory Assistance Agreement (4)

10.11                     Lease Agreement between and among Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (2)

10.19                     Stock Purchase Agreement between the Company and Sonera Media Holding B.V. dated as of November 8, 2000 (5)

10.20                     Investment Agreement between the Company and Sonera Media Holding B.V. dated as of February 2, 2001 (6)

10.21                     Registration Rights Agreement between the Company and Sonera Media Holding B.V. dated as of February 2, 2001 (6)

10.22                     Commercial Lease Agreement between Murray Scholls, LLC and the Company (7)

10.23                     Deferred Compensation Plan Document (7)*

10.24                     Agreement for Enhanced Directory Assistance Services between Metro One and AT&T Wireless Services, Inc. dated December 1, 2000 (7)(9)

10.25                     1999 Employee Stock Purchase Plan (7)*

10.27                     1994 Stock Incentive Plan (8)*

10.28                     2003 Employment Agreement with Timothy A. Timmins*

 23.1                        Consent of Deloitte & Touche LLP, independent auditors

 99.1                        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*            Management contract or compensatory plan

(1)                                  Incorporated herein by reference to the Company’s Registration Statement on Form S-1 dated August 22, 1996, File No. 333-05183.

(2)                                  Incorporated herein by reference to the Company’s annual report on Form 10-K dated March 31, 1999, Commission No. 0-27024.

(3)                                  Incorporated herein by reference to the Company’s annual report on Form 10-KSB dated March 31, 1998, Commission No.0-27024.

(4)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated October 22, 1999, Commission No. 0-27024.

(5)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 20, 2000, Commission No. 0-27024.

(6)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 15, 2001, Commission No. 0-27024.

(7)                                  Incorporated herein by reference to the Company’s annual report on Form 10-K dated April 2, 2001, Commission No. 0-27024.

(8)                                  Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002, Commission No. 0-27024.

(9)                                  Certain portions of Exhibit 10.24 are the subject of a request for confidential treatment and have been omitted from the Exhibit and have been filed separately with the Commission.

(b) Reports Filed on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

By:	/s/ Timothy A. Timmins
Timothy A. Timmins
President and Chief Executive Officer

Date:     March 28, 2003

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Timothy A. Timmins	President, Chief Executive	March 28, 2003
Timothy A. Timmins	Officer and Director
(Principal Executive Officer)

/s/ Dale N. Wahl	Senior Vice President,	March 28, 2003
Dale N. Wahl	Chief Financial Officer
(Principal Financial Officer)

/s/ Duane C. Fromhart	Vice President, Finance	March 28, 2003
Duane C. Fromhart	(Principal Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	March 28, 2003
William D. Rutherford

/s/ Aimo Olkkonen	Director	March 28, 2003
Aimo Olkkonen

/s/ Roger L. Pringle	Director	March 28, 2003
Roger L. Pringle

/s/ James M. Usdan	Director	March 28, 2003
James M. Usdan

/s/ David A. Williams	Director	March 28, 2003
David A. Williams

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Timothy A. Timmins, certify that:

1.               I have reviewed this annual report on Form 10-K of Metro One Telecommunications, Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                  March 28, 2003

/s/ Timothy A. Timmins
Timothy A. Timmins
President, Chief Executive
Officer and Director

CERTIFICATION PURSUANT TO RULE 15d-14
OF THE SECURITIES EXCHANGE ACT 0F 1934, AS AMENDED
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS

I, Dale N. Wahl, certify that:

1.               I have reviewed this annual report on Form 10-K of Metro One Telecommunications, Inc;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                  March 28, 2003

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

Metro One Telecommunications, Inc.

Beaverton, Oregon

We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 2002 and 2001 and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

February 7, 2003

Metro One Telecommunications, Inc.

Statements of Income  (In thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000

Revenues	$257,951	$233,318	$156,981

Costs and expenses:
Direct operating	144,164	131,851	97,438
General and administrative	72,461	65,422	46,112
	216,625	197,273	143,550

Income from operations	41,326	36,045	13,431

Other income, net	978	1,388	195
Interest and loan fees	(10)	(895)	(3,206)

Income before income taxes	42,294	36,538	10,420
Income tax expense	16,165	8,116	678
Net income	$26,129	$28,422	$9,742

Net income per common share:
Basic	$1.06	$1.20	$.56
Diluted	$1.04	$1.15	$.54

Weighted average shares outstanding:
Basic	24,576	23,589	17,520
Diluted	25,078	24,812	18,185

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Balance Sheets  (In thousands)

	December 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents	$76,528	$53,692
Restricted cash	3,348	900
Accounts receivable	31,321	32,794
Prepaid costs and other current assets	6,498	4,907

Total current assets	117,695	92,293

Furniture, fixtures and equipment, net	71,668	69,066
Goodwill	4,432	4,432
Intangible assets	4,023	3,281
Other assets	871	687

Total assets	$198,689	$169,759

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,366	$1,276
Accrued liabilities	1,054	6,180
Accrued payroll and related costs	11,570	11,090

Total current liabilities	13,990	18,546

Deferred tax liabilities	8,789	3,591
Other long-term liabilities	521	253

Total liabilities	23,300	22,390

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,682 and 24,463 shares issued and outstanding at December 31, 2002 and 2001, respectively	119,425	117,534
Retained earnings	55,964	29,835

Shareholders’ equity	175,389	147,369

Total liabilities and shareholders’ equity	$198,689	$169,759

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Statements of Shareholders’ Equity  (In thousands)

	Shareholders’ Equity
	Common Stock		Retained Earnings (Accumulated Deficit)	Shareholders’ Equity
	Shares	Amount

Balances at December 31, 1999	17,121	$40,308	$(8,329)	$31,979

Employee stock options exercised, net	587	3,426	—	3,426
Employee stock purchase plan	39	257	—	257
Net income	—	—	9,742	9,742

Balances at December 31, 2000	17,747	43,991	1,413	45,404

Issuance of common stock, net	6,000	64,607	—	64,607
Shares issued in business combination	155	3,200	—	3,200
Employee stock options exercised	510	3,300	—	3,300
Tax benefit from stock plans	—	1,730	—	1,730
Employee stock purchase plan	51	706	—	706
Net income	—	—	28,422	28,422

Balances at December 31, 2001	24,463	117,534	29,835	147,369

Employee stock options exercised	91	594	—	594
Tax benefit from stock plans	—	498	—	498
Employee stock purchase plan	128	799	—	799
Net income	—	—	26,129	26,129

Balances at December 31, 2002	24,682	$119,425	$55,964	$175,389

The accompanying notes are an integral part of these financial statements

Metro One Telecommunications, Inc.

Statements of Cash Flows  (In thousands)

	Years ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income	$26,129	$28,422	$9,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,794	15,824	10,465
Loss on disposal of fixed assets	398	176	220
Deferred income taxes	5,325	1,775	(96)
Tax benefit from employee stock plans	498	1,730	—
Changes in certain assets and liabilities:
Accounts receivable	1,473	3,765	(21,202)
Prepaid costs and other assets	(3,022)	(2,727)	(2,543)
Accounts payable and other liabilities	(4,288)	897	8,764

Net cash provided by operating activities	45,307	49,862	5,350

Cash flows from investing activities:
Capital expenditures	(21,416)	(27,966)	(27,168)
Acquisition of business	—	(3,388)	—
Maturity of short-term investments	—	—	400

Net cash used in investing activities	(21,416)	(31,354)	(26,768)

Cash flows from financing activities:
Cash restricted to secure letter of credit	(2,448)	(900)
Net (repayment of) proceeds from line of credit	—	(4,750)	4,750
Proceeds from issuance of debt	—	—	16,637
Repayment of debt	—	(34,242)	(6,577)
Repayment of capital lease obligations	—	—	(176)
Proceeds from issuance of common stock, net	—	64,607	—
Proceeds from exercise of stock options and employee stock purchases	1,393	4,006	3,683

Net cash (used in) provided by financing activities	(1,055)	28,721	18,317

Net increase (decrease) in cash and cash equivalents	22,836	47,229	(3,101)

Cash and cash equivalents, beginning of year	53,692	6,463	9,564

Cash and cash equivalents, end of year	$76,528	$53,692	$6,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$11	$993	$3,130
Cash paid for income taxes	12,358	4,395	366

Summary of non-cash investing and financing activities:
Issuance of 155 shares of common stock in business combination	$—	$3,200	$—

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

Major Customers.  In each of the years ended December 31, 2002, 2001 and 2000, thirteen customers accounted for substantially all revenue and accounts receivable reported.  Our three largest customers accounted for approximately 33%, 33% and 24% of revenue in 2002.  Our three largest customers accounted for approximately 32%, 30% and 23% of revenue in 2001.   Our three largest customers accounted for approximately 31%, 29% and 21% of revenue in 2000.  In 2002 and historically, we have not incurred significant losses related to our accounts receivable, thus, we maintain no allowance for uncollectible accounts.

Significant Event.  Our contract with Sprint PCS expired on December 31, 2002.  In October 2002, Sprint PCS indicated to us that it would not be signing a new contract upon expiration of the existing contract.  Sprint PCS accounted for approximately 33% and 32%, of our revenues in 2002 and 2001, respectively.  In December 2002, we agreed to a transition arrangement with Sprint PCS, pursuant to which we will continue to handle its subscribers’ calls subsequent to December 31, 2002 with different phase-out periods for different markets and a complete transition by the middle of 2003.  The phase-out periods are governed by a mutually agreed upon schedule; however, given uncertainties beyond our control and knowledge, we are unable to predict the exact timing of the Sprint PCS transition.  It is likely that the expiration of the Sprint PCS contract will have an adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact timing, nature or magnitude at this time.

Furniture, Fixtures and Equipment.  Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life.  Expenses for repairs and maintenance are expensed as incurred.

Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over its estimated economic life, though December 31, 2001.  As discussed below under “Recent Accounting Pronouncements,” we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.  Under SFAS No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.  If our evaluation indicates that the fair value of our business is less than its carrying value, we will write down the related goodwill to its implied fair value.

Intangible Assets.  Intangible assets include patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted.  Accumulated amortization related to intangible assets was $634,000 and $302,000 at December 31, 2002 and 2001, respectively.  The related amortization expense was $377,000, $210,000 and $31,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2002 is shown below.   We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted.

Year Ending December 31,	Estimated amortization expense
(In thousands)
2003	$417
2004	410
2005	402
2006	384
2007	370

Impairment of Long-lived and Intangible Assets.  We evaluate the carrying value of long-lived assets for possible impairment as events or changes arise indicating that such assets should be reviewed.  If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.  We prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to determine its fair value.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable , accrued liabilities  and accrued payroll and related costs approximate fair value due to their short-term maturities.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some portion of the deferred tax assets will not be realized.

Revenue Recognition.  Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue is recognized as services are provided.

Net Income Per Share.  We report basic and diluted net income per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”.  Basic net income per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net income per share is calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options based on the treasury stock method.

Stock-Based Compensation.  We have elected to continue to account for stock options according to Accounting Principles Bulletin (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our Stock Incentive Plan (the “Plan”).  If compensation cost on stock options granted in 2002, 2001 and 2000 under this Plan had been determined based on the fair value of the options granted as of the grant date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income and earnings per share would have been changed to the pro forma amounts indicated below for the years ended December 31:

	2002	2001	2000
	(In thousands, except per share amounts)
Net income, as reported	$26,129	$28,422	$9,742
Stock-based compensation expense	(4,250)	(2,804)	(995)
Net income, pro forma	$21,879	$25,618	$8,747

Diluted earnings per share, as reported	$1.04	$1.15	$0.54
Stock-based compensation impact	(.17)	(.12)	(.06)
Diluted earnings per share, pro forma	$.87	$1.03	$0.48

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.1%	4.4%	5.0%
Expected volatility	82.8%	87.0%	75.4%
Expected life in years	4.0	4.0	4.0

Weighted-average fair value of options granted	$13.92	$15.59	$3.95

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

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2002, we had one letter of credit outstanding in the amount of $3,348,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount and is recorded as restricted cash.  This commitment expires on April 1, 2003 and is typically renewed on an annual basis.

Recent Accounting Pronouncements.   In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This new statement addresses financial accounting and reporting for goodwill and other intangible assets. Under this new standard, goodwill and other intangible assets that are deemed to have an indefinite life are no longer amortized. However, goodwill and other intangible assets with indefinite lives will be tested for impairment on an annual basis by applying a fair value based test.  We adopted SFAS No. 142 as of January 1, 2002 and therefore ceased amortization of goodwill.  Other than cessation of amortization of goodwill, the adoption of SFAS No. 142 had no impact on our financial position, results of operations or cash flows for the year ended December 31, 2002.  Goodwill amortization for the twelve months ended December 31, 2001 was $518,000.  During the fourth quarter of 2002, we completed an impairment test on goodwill and determined that there was no impairment.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of A Segment of Business.”  We adopted SFAS No. 144 effective January 1, 2002.  The adoption of SFAS No. 144 had no impact on our financial position, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  The provisions of the statement are effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS No. 123 to require more prominent and frequent disclosure in financial statements about the effects of stock-based compensation.  We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25 and related interpretations.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002.  Accordingly, we have adopted the disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002.  As the adoption of this statement involves disclosure only, we do not expect a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Financial Interpretation (‘FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  Financial Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  Financial Interpretation No. 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002.  We have adopted the disclosure provisions of FIN 45.  We believe the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  Variable interest entities have been commonly referred to as special-purpose entities or off-balance sheet structures.  The purpose of FIN No. 46 is to improve financial reporting by enterprises involved with variable interest entities by requiring consolidation of such entities.  FIN No. 46 is to be applied immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  We believe the adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

Reclassification.  Certain balances in the 2001 and 2000 financial statements have been reclassified to conform to 2002 presentations.  Such reclassifications had no effect on reported net income.

2.              Acquisition

In February 2001, we completed the purchase of a company involved in developing web-based data extraction and processing technology. The transaction has been recorded using the purchase method of accounting.  The purchase price has been allocated to the assets acquired, which consisted primarily of proprietary technology, intangibles and goodwill.  Pro forma financial information is not presented as the impact on our results of operations was not material.

3.              Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2002	2001
	(In thousands)
Equipment	$101,198	$86,914
Furniture and fixtures	14,788	11,991
Leasehold improvements	7,211	6,436

	123,197	105,341
Accumulated depreciation	(51,529)	(36,275)

Total furniture, fixtures and equipment, net	$71,668	$69,066

4.              Credit Facilities

Loan Agreements.   At various times during 2001, we had equipment financing loan arrangements with an equipment financing lender.  The arrangements provided us with borrowing capacity to fund the expansion of our call center network and other equipment needs.  The arrangements provided for fixed or floating rate options and all assets purchased pursuant to the arrangements were pledged as collateral.  Individual borrowings under the arrangements had terms of 48 months each, and prepayment of outstanding borrowings was allowable 12 months after the funding dates, or, with certain restrictions, at any time prior, for a 1% fee.  Outstanding individual borrowings bore interest at fixed rates ranging from 8.10% to 10.09%.  These facilities were paid in full as of March 31, 2001 (see Note 6).

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

5.              Lease Obligations

We lease operating facilities and equipment under operating leases with unexpired terms of one to eight years.  Rental expense for operating leases was approximately $9,355,000, $7,496,000 and $5,418,000 for 2002, 2001 and 2000, respectively.

Minimum annual rentals for the five years subsequent to 2002 and in the aggregate thereafter are as follows:

Year Ending December 31,	Annual lease payments
(In thousands)
2003	$8,812
2004	8,197
2005	6,988
2006	5,177
2007	3,619
Thereafter	2,796

Total minimum lease payments	$35,589

6.              Shareholders’ Equity

Significant transactions.  On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our outstanding common stock after the issuance.  At that time, Sonera Media Holding B.V. was a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.  In August 2002, the shares were transferred to Sonera Holding B.V., another wholly-owned subsidiary of Sonera Corporation.  In December 2002, Sonera Corporation merged with Telia AB to form TeliaSonera AB, which is the leading mobile operator and fixed voice and data provider in Scandinavia.

On May 16, 2001, the Board of Directors approved a 50% stock dividend, thereby effecting a three-for-two stock split, distributing approximately 8,100,000 shares on June 29, 2001.  All share and per share data presented in the table above and elsewhere in this report have been adjusted to give effect to the stock dividend.

Preferred Stock.  We have authorized 10,000,000 shares of preferred stock for issuance.  Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares.  No preferred shares were issued or outstanding as of December 31, 2002.

Common Stock Options.  We have a Stock Incentive Plan (the “Plan”), approved by the shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2002, 1,370,045 shares of common stock were reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted.  The option price per share of a non-qualified stock option may be at a price established by the board of directors or a committee thereof established for purposes of administering the plan, which price generally equals the fair market value of a share of common stock as of the date such option is granted.  Options become exercisable at the times and subject to the conditions prescribed by the board of directors.  Generally, options vest over a period of four years and the term of each option may not exceed ten years.  Payment for shares purchased pursuant to options may be made at the option of the board of directors, in cash or by delivery of shares of common stock having a market value equal to the exercise price of the options.

A summary of the status of our stock option plan as of December 31, and changes during the years ending on those dates is as follows:

	2002		2001		2000
	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price
	(In thousands, except per share amounts)

Outstanding at beginning of year	2,203	$12.16	2,056	$6.75	2,315	$6.12
Granted	379	22.15	668	24.43	510	8.67
Exercised	(91)	6.52	(510)	6.47	(587)	5.84
Forfeited	(69)	16.54	(11)	9.81	(182)	6.98

Outstanding at end of year	2,422	$13.81	2,203	$12.16	2,056	$6.75

Options exercisable at year-end	1,781		1,448		1,509
Weighted-average fair value of options exercisable at year end	$10.81		$9.15		$6.28

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
$5.37 – 8.00	1,080	4.16	$6.11	1,035	$6.04
8.16 – 12.00	406	7.27	9.35	337	9.28
14.85 – 23.00	562	8.21	22.64	314	22.36
25.50 – 38.00	374	8.98	27.58	95	29.99
$5.37 – 38.00	2,422	6.37	$13.81	1,781	$10.81

In 1999, our stockholders approved the Metro One Telecommunications, Inc. 1999 Employee Stock Purchase Plan (the “ESPP”).  The purpose of the ESPP is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  As of December 31, 2002, 16,000 shares of common stock were reserved for issuance under the ESPP.  Under the ESPP, during 2002, employees purchased approximately 128,000 shares at an average price of $6.24 per share.  During 2001, employees purchased approximately 51,000 shares at an average price of $13.69 per share.

7.              Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity.  Included in this classification for the year ended December 31, 2002 is interest income of $960,000 and other miscellaneous non-operating income and expenses, none of which were significant, netting to $18,000 of income.  For the year ended December 31, 2001, other income and expense consisted primarily of interest income of $1,337,000 and other insignificant miscellaneous non-operating income and expense items netting to $51,000.  For the year ended December 31, 2000, other income and expense consisted primarily of interest income of $301,000 offset by other insignificant miscellaneous non-operating income and expense items netting to $106,000.

8.                          Income Taxes

The components of income tax expense for the years ended December 31 are as follows:

	2002	2001	2000
	(In thousands)
Current:
Federal	$8,201	$5,671	$96
State	2,639	670	678
	10,840	6,341	774
Deferred:
Federal	5,460	1,775	(96)
State	(135)	—	—
	5,325	1,775	(96)

Total tax expense	$16,165	$8,116	$678

Income tax expense differs from the amount that would result from applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2002	2001	2000

Federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.9	3.0	6.6
Net operating loss carryforwards	(0.0)	(7.0)	(34.8)
Federal and state tax credits	(1.5)	(6.0)	—
Other	0.8	(1.8)	0.7

Effective tax rate	38.2%	22.2%	6.5%

The reconciliation reflects permanent items that impact income tax expense.  Items that increase income tax expense include state income taxes and various non-deductible expenses, whereas items that decrease income tax expense include net operating loss carryforwards and various federal and state tax credits.

Net deferred tax assets and liabilities are included in the following balance sheet line items:

	December 31,
	2002	2001
	(In thousands)
Prepaid costs and other current assets	$1,881	$2,008
Deferred tax liabilities	(8,789)	(3,591)

Net deferred tax liabilities	$(6,908)	$(1,583)

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$569	$827
Expenses not currently deductible	2,234	1,136
Tax credit carryforwards	979	2,307
	3,782	4,270
Deferred tax liabilities:
Accumulated depreciation and amortization	(10,690)	(5,853)

Net deferred tax liabilities	$(6,908)	$(1,583)

At December 31, 2002, we had approximately $1,626,000 of net operating loss carryforwards expiring during the years 2004 to 2021.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

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

The calculation of weighted-average outstanding shares is as follows:

	Average Shares
	2002	2001	2000
	(In thousands)
Weighted average common shares
outstanding (used in computing Basic net income per share)	24,576	23,589	17,520
Potential common shares	502	1,223	665

Weighted average common shares
outstanding (used in computing Diluted net income per share)	25,078	24,812	18,185

Options to purchase approximately 909,000, 32,000 and 85,000 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

All common shares have been restated for a 50% stock dividend which resulted in a three-for-two stock split effective June 29, 2001.

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

Participants’ interest in company contributions to the plan vest over a four-year period.  We made contributions of approximately $201,000, $159,000 and $83,000 during 2002, 2001 and 2000, respectively.

Supplemental Information

Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2002
Revenues	$61,765	$67,853	$66,172	$62,161
Direct operating expense	35,250	37,518	37,133	34,262
General and administrative expense	18,013	18,504	17,167	18,777
Income from operations	8,502	11,831	11,872	9,122
Net income	5,432	7,471	7,389	5,837
Basic net income per share	.22	.30	.30	.24
Diluted net income per share	.22	.30	.30	.24

2001
Revenues	$50,216	$59,162	$60,868	$63,072
Direct operating expense	28,778	32,875	35,194	35,005
General and administrative expense	14,489	16,869	16,975	17,091
Income from operations	6,949	9,419	8,700	10,976
Net income	5,003	7,760	7,575	8,083
Basic net income per share	.22	.32	.31	.33
Diluted net income per share	.22	.31	.30	.32