Form 10-Q
period 2003-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2003-05-15
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Number of shares of common stock outstanding as of May 6, 2003: 24,697,948 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Income (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Revenues	$59,336	$61,765

Costs and expenses:
Direct operating	33,513	35,250
General and administrative	19,199	18,013
	52,712	53,263

Income from operations	6,624	8,502

Other income, net	212	268
Interest expense and loan fees	—	(9)

Income before income taxes	6,836	8,761
Income tax expense	2,726	3,329

Net income	$4,110	$5,432

Net income per common share:
Basic	$.17	$.22
Diluted	$.17	$.22

Weighted average shares outstanding:
Basic	24,682	24,487
Diluted	24,709	25,195

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands)	March 31, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$86,940	$76,528
Restricted cash	3,348	3,348
Accounts receivable	29,784	31,321
Prepaid costs and other current assets	5,967	6,498

Total current assets	126,039	117,695

Furniture, fixtures and equipment, net	70,650	71,668
Goodwill	4,432	4,432
Intangible assets	4,215	4,023
Other assets	938	871

Total assets	$206,274	$198,689

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,911	$1,366
Accrued liabilities	2,069	1,054
Income taxes payable	3,535	—
Accrued payroll and related costs	11,538	11,570

Total current liabilities	19,053	13,990

Deferred tax liabilities	7,141	8,789
Other long-term liabilities	581	521

Total liabilities	26,775	23,300

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,682 shares issued and outstanding at March 31, 2003 and December 31, 2002	119,425	119,425
Retained earnings	60,074	55,964

Total shareholders’ equity	179,499	175,389

Total liabilities and shareholders’ equity	$206,274	$198,689

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$4,110	$5,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,106	4,324
Loss on disposal of fixed assets	37	5
Deferred income taxes	(1,891)	—
Tax benefit from stock option plans	—	304
Changes in certain assets and liabilities:
Accounts receivable	1,537	(7,019)
Prepaid expenses and other assets	390	(1,641)
Accounts payable and other liabilities	5,123	(3,692)

Net cash provided by (used in) operating activities	14,412	(2,287)

Cash flows from investing activities:
Capital expenditures	(4,000)	(6,151)

Net cash used in investing activities	(4,000)	(6,151)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	—	267

Net cash provided by financing activities	—	267

Net increase (decrease) in cash and cash equivalents	10,412	(8,171)

Cash and cash equivalents, beginning of period	76,528	54,592

Cash and cash equivalents, end of period	$86,940	$46,421

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$9
Cash paid for income taxes	$624	$845

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to conform to current period presentations.  Such reclassifications had no effect on reported net income.

Stock-Based Compensation

We have elected to continue to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  No stock-based employee compensation cost is reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognitions of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock options issued:

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$4,110	$5,432
Stock-based compensation expense	(936)	(892)
Net income, pro forma	$3,174	$4,540

Diluted earnings per share, as reported	$.17	$.22
Stock-based compensation impact	(.04)	(.04)
Diluted earnings per share, pro forma	$.13	$.18

Options to purchase 1,858,000 and 286,000 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net income per share because their effect would be anti-dilutive.

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Weighted average shares outstanding (used in computing Basic net income per share)	24,682	24,487
Potential common shares resulting from the exercise of stock options	27	708

Weighted average shares outstanding (used in computing Diluted net income per share)	24,709	25,195

3.              Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2003, we had one letter of credit outstanding in the amount of $3,348,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expired in April 2003, and since then has been renewed with a new letter of credit in the amount of $4,900,000 for the same purpose.

Subsequent to March 31, 2003, we committed approximately $28 million to future promotion of various information services, which amount we expect to expense over the remainder of 2003 as the related marketing activities take place.

4.              Significant Events

Our contract with Sprint PCS expired on December 31, 2002.  Sprint PCS notified us that it would not sign a new contract with us.  Sprint PCS accounted for approximately 33% and 35% of our revenues in the three-month periods ended March 31, 2003 and 2002, respectively. In December 2002, we agreed to a transition arrangement with Sprint PCS, pursuant to which we will continue to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and is governed by a mutually agreed upon schedule that calls for a completion by the middle of 2003; however, given uncertainties beyond our control and knowledge, we are unable to predict the exact timing of the completion of the Sprint PCS transition.  It is likely that the expiration of the Sprint PCS contract will have an adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact timing, nature or magnitude at this time.

In May 2002, our contract with Cingular Wireless expired.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets subsequent to the contract expiration while we attempted to secure a new contract or extension of the existing one.  Cingular Wireless notified us that it would not extend the existing contract or sign a new one.  Cingular Wireless accounted for approximately 6% of our revenues during the first quarter of 2002.  Service to its customers ceased during October 2002, thus, there were no revenues from Cingular Wireless in the first quarter of 2003.

5.              Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.  We have adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002 and the quarter ended March 31, 2003.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless or other telecommunications services through new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors discussed in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

We are the leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  We primarily contract with wireless carriers to provide our services to their subscribers.

Under our contracts, the carriers agree to route some or all of their directory assistance, and/or alphanumeric messaging calls to us.  We typically offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Wireless Connect” or “Nextel 411.”  We intend to provide services to additional carriers, businesses, governmental units and callers in general through alternate strategies intended to attract calls, information queries and other transactions.

Each carrier establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $0.75 to $1.40 plus airtime charges for our services.  We charge our carrier customers directly and, at present, bear no subscriber collection risk with respect to carrier subscribers, however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge them.  We expect that average revenue per call may continue to decrease over time as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers where profitable, to attract new carrier customers and to achieve greater operating margins over time.  Prices for services provided to other types of customers, including businesses, governmental units or other callers may vary based on the nature of the service, volume and other circumstances.

In 2003, we expect to continue to expand or otherwise adjust capacities in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.  Capacity needs could vary significantly as a result of additional volume from existing customers in the form of new markets, increased usage within existing markets served, changes in the carrier customers and/or the number of calls routed to us or as a result of alternative strategies to attract additional calls.  We will also continue to opportunistically pursue additional significant new business.  Call center and network expansion efforts are intended to increase our local service coverage and our capacity to process additional call volume.

Significant Events

Our contract with Sprint PCS expired on December 31, 2002.  Sprint PCS notified us that it would not sign a new contract with us.  Sprint PCS accounted for approximately 33% and 35% of our revenues in the three-month periods ended March 31, 2003 and 2002, respectively.  In December 2002, we agreed to a transition arrangement with Sprint PCS, pursuant to which we will continue to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and is governed by a mutually agreed upon schedule that calls for a completion by the middle of 2003; however, given uncertainties beyond our control and knowledge, we are unable to predict the exact timing of the completion of the Sprint PCS transition.  It is likely that the expiration of the Sprint PCS contract will have an adverse effect on our financial position and future operating results, as well as our operations, although it is not possible to determine the exact timing, nature or magnitude at this time.

In May 2002, our contract with Cingular Wireless expired.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets subsequent to the contract expiration while we attempted to secure a new contract or extension of the existing one.  Cingular Wireless notified us that it would not extend the existing contract or sign a new one.  Cingular Wireless accounted for approximately 6% of our revenues during the first quarter of 2002.  Service to its customers ceased during October 2002, thus, there were no revenues from Cingular Wireless in the first quarter of 2003.

Results of Operations

This table shows selected items from our statements of income expressed as a percentage of revenues:

	Three Months Ended March 31,
	2003	2002
Revenues	100.0%	100.0%
Direct operating costs	56.5	57.1
General and administrative costs	32.4	29.1
Income from operations	11.2	13.8
Other income, net	0.4	0.4
Interest expense and loan fees	0.0	0.0
Income before income taxes	11.5	14.2
Income tax expense	4.6	5.4
Net income	6.9%	8.8%

Comparison of First Quarter 2003 to First Quarter 2002

Revenues decreased 3.9% to $59.3 million from $61.8 million, while call volume decreased to approximately 127 million calls from approximately 129 million calls.  These decreases resulted primarily from the expiration of our contract with Cingular Wireless, partially offset by increases in volume and revenue from ongoing contracts.  The decrease in revenue also resulted from a volume-related decrease in our average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing.

Direct operating costs decreased 4.9% to $33.5 million from $35.3 million.  This decrease was primarily due to decreased staffing levels and related costs associated with decreased call volumes.  As a percentage of revenues, direct operating costs decreased to 56.5% from 57.1%.  This decrease was due primarily to improved operating efficiencies and lower costs of accessing information content.

General and administrative costs increased 6.6% to $19.2 million from $18.0 million.  As a percentage of revenues, general and administrative costs increased to 32.4% from 29.2%.  Depreciation and amortization expense, a component of general and administrative costs, increased by 22.1% to $5.1 million from $4.2 million and increased to 8.6% from 6.8% of revenue. The increases in depreciation and amortization were due primarily to depreciation expense on equipment purchased for upgrades of existing call centers and for equipment used in product development activities. In addition, general and administrative costs increased due to expenditures intended to increase capacity and efficiency in routing calls and from certain market research costs related to initiatives intended to capture additional market share for our enhanced information services by delivering those services to other types of customers.  Such increases were partially offset by the elimination of certain marketing costs for a customer that moved to volume-based pricing as discussed previously.

Other income was $212,000 and $268,000 for the first quarter of 2003 and 2002, respectively.  Other income consisted primarily of interest income in both periods.  The decrease in interest income in the first quarter of 2003 compared to the first quarter of 2002 resulted from lower interest rates earned on cash equivalents invested in money market instruments.

Income tax expense for the three months ended March 31, 2003 was $2.7 million, for an effective tax rate of approximately 39.9% reflecting the estimated combined net federal and state statutory income tax rate.  Income tax expense for the three months ended March 31, 2002 was $3.3 million, for an effective tax rate of approximately 38.0%.  The increase in the effective tax rate in 2003 resulted primarily from an increase in our estimate of the effective overall state income tax rate.  The effective state income tax rate results from the combined impact of rates in effect in the various states in which we operate and the nature of our operations in those states.  The impact of individual state income tax rates can vary significantly depending on factors such as the levels of revenues, payroll and equipment in each state.

Liquidity and Capital Resources

Cash and cash equivalents are recorded at cost, which approximates the fair market value.  As of March 31, 2003, we had $86.9 million in cash and cash equivalents compared to $76.5 million at December 31, 2002.  The net increase of $10.4 million resulted primarily from cash provided by operations which totaled $14.4 million, offset by capital expenditures of $4.0 million.  We have no outstanding debt.

Working capital was $107.0 million at March 31, 2003, compared to $103.7 million at December 31, 2002.  This increase is due primarily to working capital provided by operations.

Cash Flow from Operations.  Net cash provided by operations was $14.4 million for the three months ended March 31, 2003 resulting primarily from net income adjusted for the effect of non-cash depreciation as well as a decrease in accounts receivable and increases in accounts payable and other liabilities.  This was partially offset by a decrease in our deferred tax liability.

Cash Flow from Investing Activities.  Cash used in investing activities was $4.0 million for the three months ended March 31, 2003 resulting primarily from capital expenditures for equipment purchased for upgrades of existing call centers and for equipment used in product development activities.

Cash Flow from Financing Activities.  There was no significant cash expended or generated related to financing activities for the three months ended March 31, 2003.

Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be for marketing and promotion activities related to new business initiatives; for the development or acquisition of technologies, features and content complementary to our business; for the potential expansion of our call center network and its capacity to serve existing and potential new customers; and for general corporate purposes.  These general corporate purposes may include possible acquisitions, efforts to pursue and market new growth strategies and other corporate development activities and working capital.  We intend to expand or otherwise adjust our capacity in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at March 31, 2003 was approximately $90 million, future activities, including execution of alternative strategies, expanded marketing and new product development and rollout will impact the amount of available cash.  If necessary, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity.  We believe we will have access to future financing sources, although we cannot provide assurance that funding will be available in amounts or on terms agreeable to us.

Subsequent to March 31, 2003, we committed approximately $28 million to future promotion of various information services, which amount we expect to expense over the remainder of 2003 as the related marketing activities take place.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2002), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets and goodwill, estimates involving the levels of our liabilities for workers’ compensation and medical self-insurance reserves and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable.  Our customer base has principally consisted of large wireless telephone carriers in the United States.  As such, management believes we have minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers.  Consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.

Long-lived assets and goodwill.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At such time, we estimate the future cash flows expected from their continued use and eventual disposition and, if lower than the carrying amount, adjust the carrying amount of the asset to its estimated fair value.

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.  We perform our annual impairment test in November each year.  To perform that test, we compare the carrying value of our business to our estimates of the fair value of our business.  If our evaluation indicates that the fair value of our business is less than its carrying value, we will write down the related goodwill to its implied fair value.  We use estimates of future cash flows, discounted to present value, market prices and other measures to estimate the fair value of our business. It is reasonably possible that our estimates of future cash flows, discount rates and other assumptions inherent in the calculation of the estimated fair value of our business will change in the future, which could cause us to write down goodwill at that time.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  Depending on circumstances, in some cases we may purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will differ from the recorded reserves.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position or results of operations.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”  The statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial statements for interim periods beginning after December 15, 2002.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.  We have adopted the disclosure provisions of SFAS No. 148 in the financial reports for the year ended December 31, 2002 and the quarter ended March 31, 2003.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at March 31, 2003 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

(b)         Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer