Form 10-Q
period 2003-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2003-08-14
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Number of shares of common stock outstanding as of August 7, 2003: 24,697,948 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2003	2002	2003	2002

Revenues	$51,035	$67,853	$110,370	$129,618

Costs and expenses:
Direct operating	28,981	37,518	62,494	72,768
Selling, general and administrative	36,829	18,482	56,028	36,491
	65,810	56,000	118,522	109,259

(Loss) income from operations	(14,775)	11,853	(8,152)	20,359

Other income, net	186	197	399	451

(Loss) income before income taxes	(14,589)	12,050	(7,753)	20,810
Income tax (benefit) expense	(5,409)	4,579	(2,683)	7,908

Net (loss) income	$(9,180)	$7,471	$(5,070)	$12,902

Net (loss) income per common share:
Basic	$(.37)	$.30	$(.21)	$.53
Diluted	$(.37)	$.30	$(.21)	$.51

Weighted average shares outstanding:
Basic	24,693	24,555	24,703	24,521
Diluted	24,693	25,115	24,703	25,145

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Balance Sheets (Unaudited)

(In thousands)	June 30, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$65,037	$76,528
Restricted cash	4,900	3,348
Accounts receivable	24,019	31,321
Prepaid costs and other current assets	17,592	6,498

Total current assets	111,548	117,695

Furniture, fixtures and equipment, net	70,249	71,668
Goodwill	4,432	4,432
Intangible assets	4,803	4,316
Other assets	585	578

Total assets	$191,617	$198,689

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,885	$1,366
Accrued liabilities	3,307	1,054
Accrued payroll and related costs	10,362	11,570

Total current liabilities	15,554	13,990

Deferred tax liabilities	5,076	8,789
Other long-term liabilities	607	521

Total liabilities	21,237	23,300

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,698 and 24,682 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	119,486	119,425
Retained earnings	50,894	55,964

Total shareholders’ equity	170,380	175,389

Total liabilities and shareholders’ equity	$191,617	$198,689

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net (loss) income	$(5,070)	$12,902
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,312	8,926
Loss on disposal of fixed assets	75	26
Deferred income taxes	(4,060)	—
Tax benefit from stock option plans	—	467
Changes in certain assets and liabilities:
Accounts receivable	7,301	(15,607)
Prepaid expenses and other assets	(11,498)	1,059
Accounts payable and other liabilities	1,651	(1,832)

Net cash (used in) provided by operating activities	(1,289)	5,941

Cash flows from investing activities:
Capital expenditures	(8,775)	(11,803)
Proceeds from sale of assets	65	8

Net cash used in investing activities	(8,710)	(11,795)

Cash flows from financing activities:
Restricted cash to secure letter of credit	(1,552)	(2,448)
Proceeds from exercise of stock options and employee stock purchases	60	985

Net cash used in financing activities	(1,492)	(1,463)

Net decrease in cash and cash equivalents	(11,491)	(7,317)

Cash and cash equivalents, beginning of period	76,528	53,692

Cash and cash equivalents, end of period	$65,037	$46,375

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10
Cash paid for income taxes	$638	$3,530

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. without audit and in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to conform to current period presentations.  Such reclassifications had no effect on reported net income.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $17 million and $18 million in the three and six months periods ended June 30, 2003, respectively.

Stock-Based Compensation

We have elected to continue to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  No stock-based employee compensation cost is reflected in net income, as all options granted under the Metro One Telecommunications, Inc. 1994 Stock Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock options issued:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(9,180)	$7,471	$(5,070)	$12,902
Stock-based compensation expense	(987)	(959)	(1,917)	(1,851)
Net (loss) income, pro forma	$(10,167)	$6,512	$(6,987)	$11,051

Diluted net (loss) income per share, as reported	$(0.37)	$0.30	$(0.21)	$0.51
Stock-based compensation expense	(0.04)	(0.04)	(0.07)	(0.07)
Diluted net (loss) income per share, pro forma	$(0.41)	$0.26	$(0.28)	$0.44

2.                                      Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding.  Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no adjustments to net (loss) income in the calculation of both basic and diluted net (loss) income per share for all periods.

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Weighted average shares outstanding (used in computing Basic net (loss) income per share)	24,693	24,555	24,703	24,521
Potential common shares resulting from the exercise of stock options	—	560	—	624

Weighted average shares outstanding (used in computing Diluted net (loss) income per share)	24,693	25,115	24,703	25,145

Options to purchase 2,812,000 and 906,000 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share for the three months ended June 30, 2003 and 2002, respectively, because their effect would be anti-dilutive.  Options to purchase 2,723,000 and 897,000 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share for the six months ended June 30, 2003 and 2002, respectively, because their effect would be anti-dilutive.

3.                                      Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2003, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2004.

As of June 30, 2003, we have committed to and paid out approximately $12 million for future advertising and promotion of our InfoneTM service which we expect to expense over the remainder of 2003 as the related advertising and promotion activities occur.  These expenditures are included in prepaid costs and other current assets on the balance sheet at June 30, 2003.  In addition, subsequent to June 30, 2003, we committed to and paid approximately $9 million of additional advertising and promotion funding which is expected to be expensed during 2003.

4.                                    Significant Events

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed as of June 30, 2003.  Sprint PCS accounted for approximately 13% and 33% of our revenues in the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 23% and 34% of our revenues in the six month periods ended June 30, 2003 and 2002, respectively.  The expiration of the Sprint PCS contract has had and will likely continue to have an adverse effect on our financial position, cash flows and future operating results, particularly when compared with prior periods.

Our contract with Cingular Wireless expired in May 2002.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets until October 2002.  There were no revenues from Cingular Wireless in the first three or six months of 2003.  Cingular Wireless accounted for approximately 6% of our revenues during the three and six month periods ended June 30, 2002.

5.                                      Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.  The interim disclosure provisions were effective January 1, 2003.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.  We have adopted the disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and the interim reports in 2003.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2003.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless services through new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors discussed in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, the launch of our new Infone service to consumers subjects us to new risks and uncertainties including, but not limited to, factors discussed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2003.

Overview

We are a leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  In recent years, our efforts have focused on contracting with wireless carriers to provide our services to their subscribers.

Under our existing contracts with wireless carriers, those carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We typically offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name, such as “AT&T Wireless Connect,” or “Nextel 411.”  We intend to provide services to additional carriers, businesses, governmental units and callers in general through alternate strategies intended to attract calls, information queries and other transactions.

Each carrier establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $0.75 to $1.40 plus airtime charges for our services.  We charge our carrier customers directly and, at present, bear no subscriber collection risk with respect to carrier subscribers.  However, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge them.  We expect that average revenue per call will continue to decrease over time as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers.  Prices for services provided to other types of customers, including businesses, governmental units or other callers may vary based on the nature of the service, volume and other circumstances.

In May 2003, we launched InfoneTM, a new service that provides enhanced directory assistance, personal assistant services and other telephone services directly to consumers and other entities.  Callers may use the service from virtually any domestic telephone, wireline or wireless, by dialing “888-411-1111.”  Billing is handled through credit cards.  Calls can be connected nationwide and to Canada for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.  A number of connectivity features are offered, including “My Infone,” a personal assistant service to handle contacts, calendars and personal preferences, and “TeleConcierge,” for making reservations and performing other concierge services.  Infone also provides connection and transport of calls.  As of July 25, 2003, the date of our second quarter 2003 financial results press release, we had obtained approximately 20,000 Infone subscribers.

We expect to adjust call center and network capacities in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy including, but not limited to, the pursuit of additional new business and the promotion of our recently launched Infone service.  Capacity needs could vary significantly as a result of changes in volume from existing carrier customers, changes in usage within existing markets served, changes in the carrier customers and/or the number of calls routed to us or as a result of our Infone service or alternative strategies to attract additional calls.  We will continue to opportunistically pursue additional significant new business.

Significant Events

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed as of June 30, 2003.  Sprint PCS accounted for approximately 13% and 33% of our revenues in the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 23% and 33% of our revenues in the six month periods ended June 30, 2003 and 2002, respectively.  The expiration of the Sprint PCS contract has had and will likely continue to have an adverse effect on our financial position, cash flows and future operating results, particularly when compared to prior periods.

Our contract with Cingular Wireless expired in May 2002.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets until October 2002.  There were no revenues from Cingular Wireless in the first six months of 2003.  Cingular Wireless accounted for approximately 6% of our revenues during the three and six month periods ended June 30, 2002.

Results of Operations

The following table shows selected items of our statements of income data expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	56.8	55.3	56.6	56.1
Selling, general and administrative costs	72.2	27.2	50.8	28.2
(Loss) income from operations	(29.0)	17.5	(7.4)	15.7
Other income, net	0.4	0.3	0.4	0.4
(Loss) income before income taxes	(28.6)	17.8	(7.0)	16.1
Income tax (benefit) expense	(10.6)	6.8	(2.4)	6.1
Net (loss) income	(18.0%)	11.0%	(4.6)%	10.0%

Comparison of Second Quarter 2003 to Second Quarter 2002

Revenues decreased 24.8% to $51.0 million from $67.9 million while call volume decreased to approximately 110 million calls from approximately 142 million calls.  This decrease resulted primarily from the expiration of our contracts with Sprint PCS and Cingular Wireless partially offset by increases in call volume and revenue under existing contracts.  The decrease in revenue also resulted from a volume-related decrease in our average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing.

Direct operating costs decreased 22.8% to $29.0 million from $37.5 million.  This decrease was primarily due to decreased staffing costs associated with decreased call volumes.  As a percentage of revenues, direct operating costs increased to 56.8% from 55.3%.  This increase was due primarily to training costs incurred in preparation for the launch of our Infone service.

Selling, general and administrative costs increased 99% to $36.8 from $18.5 million.  As a percentage of revenues, selling, general and administrative costs increased to 72.2% from 27.2%.  These increases resulted primarily from increased advertising, promotion and network costs for our Infone service.  During the second quarter of 2003, we paid approximately $29 million for advertising and promotion costs for the Infone service, of which approximately $17 million was expensed in the statement of operations in the quarter and approximately $12 million is included in prepaid costs and other current assets on the balance sheet.  These prepaid costs are expected to be expensed over the remainder of 2003 as the related advertising and promotion efforts occur.  In addition, subsequent to June 30, 2003, we committed to and paid approximately $9 million of additional advertising and promotion funding which is also expected to be expensed during 2003.

Depreciation and amortization increased by 18.2% to $5.2 from $4.4 million due primarily to depreciation expense on equipment purchased for upgrades of existing call centers, product development activities and equipment purchased for our Infone service.

Other income, net for the three months ended June 30, 2003 and 2002 was $186,000 and $197,000, respectively.  Other income consisted primarily of interest income in both periods.  The decrease in interest income during the second quarter of 2003 compared to the second quarter of 2002 resulted from lower cash balances and a lower average interest rate received on cash equivalents invested in money market instruments.

Income tax benefit for the three months ended June 30, 2003 was $5.4 million.  This is the estimated amount needed to bring our year-to-date tax benefit to the appropriate level.  The year to date tax benefit reflects the opportunity to carry back tax losses incurred in the current year to offset taxable income in prior years and to receive refunds of income taxes paid in those years.  Income tax expense for the three months ended June 30, 2002 was $4.6 million, for an effective tax rate of approximately 38.0% which represented our estimated combined federal and state effective income tax rate.

Comparison of the First Six Months of 2003 to the First Six Months of 2002

Revenues decreased 14.8% to $110.4 million from $129.6 million while call volume decreased to approximately 236 million calls from approximately 270 million calls. This decrease resulted primarily from the expiration of our contracts with Sprint PCS and Cingular Wireless partially offset by increases in call volume and revenue under existing contracts.  The decrease in revenue also resulted from a volume-related decrease in our average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing.

Direct operating costs decreased 14.1% to $62.5 million from $72.8 million. This decrease was primarily due to decreased staffing costs associated with decreased call volumes. As a percentage of revenues, direct operating costs increased to 56.6% from 56.1%. This increase was due primarily to training costs incurred in preparation for the launch of our Infone service.

Selling, general and administrative costs increased 53.5% to $56.0 million from $36.5 million.  As a percentage of revenues, selling, general and administrative costs increased to 50.8% from 28.2%.  These increases resulted primarily from increased advertising, promotion and network costs for our Infone service.  In the first half of 2003, we expensed approximately $18 million in costs associated with advertising and promoting Infone.

Depreciation and amortization increased by 15.5% to $10.3 million from $8.9 million due primarily to depreciation expense on equipment purchased for upgrades of existing call centers, product development activities and equipment purchased for our Infone service.

Other income, net for the six months ended June 30, 2003 and 2002 was $399,000 and $451,000, respectively.  Other income consisted primarily of interest income in both periods.  The decrease in interest income resulted from a lower average interest rate received on cash equivalents invested in money market instruments.

Income tax benefit for the six months ended June 30, 2003 was $2.7 million.  The year to date tax benefit reflects the opportunity to carry back tax losses incurred in the current year to offset taxable income in prior years and to receive refunds of income taxes paid in those years.  Income tax expense for the six months ended June 30, 2002 was $7.9 million, for an effective tax rate of approximately 38.0%.

Liquidity and Capital Resources

Our cash and cash equivalents are recorded at cost, which approximates fair market value.  As of June 30, 2003, we had $65.0 million in cash and cash equivalents compared to $76.5 million at December 31, 2002.  The net decrease of $11.5 million resulted primarily from cash used in operations, mainly due to payments made for advertising and promotion costs related to our Infone service, capital expenditures and an increase in cash restricted as security for a letter of credit.  We have no outstanding debt.

Working capital was $96.0 million at June 30, 2003, compared to $103.7 million at December 31, 2002.  The decrease is due primarily to working capital used in operations, again primarily related to working capital used to advertise and promote Infone.

Cash Flow from Operations.  Net cash used in operations was $1.3 million for the six months ended June 30, 2003, including payments of approximately $29 million made to advertise and promote Infone.  Of the $29 million, approximately $17 million was expensed in the current quarter and approximately $12 million was advanced for future advertising and promotional activities related to Infone and is included in prepaid costs and other current assets on the balance sheet at June 30, 2003.

Cash Flow from Investing Activities.  Cash used in investing activities was $8.7 million for the six months ended June 30, 2003 resulting primarily from capital expenditures for equipment purchased to upgrade existing call centers, for product development activities and for equipment purchased related to our Infone service.

Cash Flow from Financing Activities.  Net cash used in financing activities was $1.5 million for the six months ended June 30, 2003 resulting primarily from additional cash used to secure a letter of credit, partially offset by proceeds from the employee stock purchase plan.

Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be for advertising and promotion activities related to Infone and other new business initiatives; for the development or acquisition of technologies, features and content complementary to our business; for the upgrade and/or maintenance of our call center network and its capacity to serve existing and potential new customers; and for general corporate purposes.  These general corporate purposes may include possible acquisitions, efforts to pursue and market new growth strategies and other corporate development activities and working capital.  We expect to adjust our capacity  and use of cash in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at June 30, 2003 was approximately $70 million, future activities, including advertising and promotion of Infone, execution of alternative business strategies, new product development and rollout, will impact the amount of available cash.  If necessary, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity.  We believe we will have access to future financing sources, although we cannot provide assurance that funding will be available in amounts or on terms agreeable to us.

As of June 30, 2003, we have committed to and paid out approximately $12 million for future promotion of our Infone service, which we expect to expense over the remainder of 2003 as the related advertising activities take place.  In addition, subsequent to June 30, 2003, we committed to and paid approximately $9 million of additional advertising and promotion funding which is expected to be expensed during 2003.

Significant Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We believe that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2002), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets and goodwill, estimates involving the levels of our liabilities for workers’ compensation and medical self-insurance reserves and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable.  Our customer base has principally consisted of large wireless telephone carriers in the United States.  As such, we believe we have minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers; consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are currently concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  With the introduction of our Infone service, since billing will be accomplished via a pre-validated credit card account, we believe that collection issues will not be significant.  We will monitor and evaluate our collection experience over time to determine whether or not an allowance for doubtful accounts is necessary.

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

Recent accounting pronouncements.  In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.  The interim disclosure provisions were effective January 1, 2003.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.  We have adopted the disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002 and the interim reports in 2003.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at June 30, 2003 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  In addition, we may be exposed to interest rate risk primarily through use of short-term and long-term borrowings to finance operations.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                                                     CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

As of the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There has not been any change in our internal controls over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on May 28, 2003:

A.                                   Helena Mattila, Roger L. Pringle, Aimo Olkkonen and David A. Williams were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified.  Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term Expiration	Votes For	Votes Withheld
Helena Mattila	2004	19,412,698	3,029,875

Roger L. Pringle	2005	21,300,297	1,142,276

Aimo Olkkonen	2006	16,566,332	5,876,241

David A. Williams	2006	22,207,341	235,232

B.                                     A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against and votes withheld as to each such matter is as follows:

	Votes For	Votes Against	Votes Withheld
Proposal to approve an amendment of our articles of incorporation to increase the range of the number of authorized directors	19,216,967	3,219,816	5,790

Proposal to approve an amendment of the 1999 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for purchase	11,693,923	6,311,538	32,860

Proposal to ratify the selection of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2003	22,134,391	305,056	3,126

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1                           Certification of Timothy A. Timmins pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Dale N. Wahl pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.                                 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports filed on Form 8-K

On April 25, 2003, we filed a current report on Form 8-K, dated April 25, 2003, under Item 12., Results of Operations and Financial Condition (which was filed under Item 9., Regulation FD Disclosure) which furnished our second quarter 2003 financial statements.

On May 27, 2003, we filed a current report on Form 8-K, dated May 26, 2003, under Item 5., Other Events, which furnished our press release “Metro One Launches ‘Infone’ – A Nationwide Enhanced Directory and Personal Assistant Service.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metro One Telecommunications, Inc.
Registrant

Date: August 14, 2003

/s/ Dale N. Wahl
Dale N. Wahl Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ Duane C. Fromhart
Duane C. Fromhart Vice President, Finance (Principal Accounting Officer)