Form 10-Q
period 2003-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2003-11-14
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒  No ☐

Number of shares of common stock outstanding as of November  14, 2003: 24,775,341 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Revenues	$45,516	$66,172	$155,886	$195,789

Costs and expenses:
Direct operating	27,268	37,133	89,762	109,901
Selling, general and administrative	34,631	17,134	90,659	53,624
	61,899	54,267	180,421	163,525

(Loss) income from operations	(16,383)	11,905	(24,535)	32,264

Other income, net	134	210	533	661

(Loss) income before income taxes	(16,249)	12,115	(24,002)	32,925
Income tax (benefit) expense	(5,596)	4,726	(8,279)	12,633

Net (loss) income	$(10,653)	$7,389	$(15,723)	$20,292

Net (loss) income per common share:
Basic	$(.43)	$.30	$(.64)	$.83
Diluted	$(.43)	$.30	$(.64)	$.81

Weighted average shares outstanding:
Basic	24,698	24,588	24,696	24,544
Diluted	24,698	24,987	24,696	25,112

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands)	September 30, 2003	December 31, 2002

Assets

Current assets:
Cash and cash equivalents	$53,906	$76,528
Restricted cash	4,900	3,348
Accounts receivable	24,654	31,321
Prepaid costs and other current assets	20,518	6,498

Total current assets	103,978	117,695

Furniture, fixtures and equipment, net	66,626	71,668
Goodwill	4,432	4,432
Intangible assets	5,113	4,316
Other assets	585	578

Total assets	$180,734	$198,689

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,380	$1,366
Accrued liabilities	3,054	1,054
Accrued payroll and related costs	10,422	11,570

Total current liabilities	14,856	13,990

Deferred tax liabilities	5,506	8,789
Other long-term liabilities	645	521

Total liabilities	21,007	23,300

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,698 and 24,682 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	119,486	119,425
Retained earnings	40,241	55,964

Total shareholders’ equity	159,727	175,389

Total liabilities and shareholders’ equity	$180,734	$198,689

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net (loss) income	$(15,723)	$20,292
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,888	13,817
Loss on disposal of fixed assets	91	60
Deferred income taxes	(3,645)	(4,375)
Tax benefit from stock option plans	—	498
Changes in certain assets and liabilities:
Accounts receivable	6,667	(12,314)
Prepaid expenses and other assets	(14,854)	3,915
Accounts payable and other liabilities	990	(2,594)

Net cash (used in) provided by operating activities	(10,586)	19,299

Cash flows from investing activities:
Capital expenditures	(10,580)	(18,198)
Proceeds from sale of assets	35	8

Net cash used in investing activities	(10,545)	(18,190)

Cash flows from financing activities:
Restricted cash to secure letter of credit	(1,552)	(2,448)
Proceeds from exercise of stock options and employee stock purchases	61	1,064

Net cash used in financing activities	(1,491)	(1,384)

Net decrease in cash and cash equivalents	(22,622)	(275)

Cash and cash equivalents, beginning of period	76,528	53,692

Cash and cash equivalents, end of period	$53,906	$53,417

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10
Cash paid for income taxes	$854	$8,568

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to conform to current period presentation.  Such reclassifications had no effect on reported net income.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $14 million and $33 million in the three and nine-month periods ended September 30, 2003, respectively.  In addition, as of September 30, 2003, we have committed to and paid out approximately $9 million for future marketing and promotion of our Infone® service which we expect to expense over the remainder of 2003 as the related marketing and promotion activities occur.  These expenditures are included in prepaid costs and other current assets on the balance sheet at September 30, 2003.  Subsequent to September 30, 2003, we also have committed to approximately $10 million of additional advertising and promotion funding which is expected to be expensed during the remainder of 2003.

Goodwill

We account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.  We perform our annual impairment test in November each year.  To perform that test, we compare the carrying value of our business to our estimates of the fair value of our business.  If our evaluation indicates that the fair value of our business is less than its carrying value, we will write down the related goodwill to its implied fair value.  We use estimates of future cash flows, discounted to present value, market prices and other measures to estimate the fair value of our business.  When we perform our evaluation of goodwill in the fourth quarter of 2003, particularly given the expiration of our contract with AT&T Wireless in December 2003, it is likely that our estimates of the fair value of our business will be less than the carrying value, which would cause us to write down goodwill at that time.  The book value of goodwill and related intangibles that would be subject to such a write-down was approximately $4.7 million at September 30, 2003.

Stock-Based Compensation

We have elected to continue to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.”  No stock-based employee compensation cost is reflected in net income, as all options granted under the Metro One Telecommunications, Inc. 1994 Stock Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net (loss) income and net (loss) income per share as if we had applied the fair value recognition principles of SFAS No. 123, “Accounting for Stock-Based Compensation” to stock options issued:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(10,653)	$7,389	$(15,723)	$20,292
Stock-based compensation expense	(998)	(970)	(2,915)	(2,821)
Net (loss) income, pro forma	$(11,651)	$6,419	$(18,638)	$17,471

Basic net (loss) income per share, as reported	$(0.43)	$0.30	$(0.64)	$0.83
Basic (loss) income per share, pro forma	$(0.47)	$0.26	$(0.76)	$0.72

Diluted net (loss) income per share, as reported	$(0.43)	$0.30	$(0.64)	$0.81
Diluted (loss) income per share, pro forma	$(0.47)	$0.26	$(0.76)	$0.70

2.                                      Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding.  Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no adjustments to net (loss) income in the calculation of both basic and diluted net (loss) income per share for all periods presented.

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Weighted average shares outstanding used in computing basic net (loss) income per share	24,698	24,588	24,696	24,544
Potential common shares resulting from the exercise of stock options	—	399	—	568

Weighted average shares outstanding used in computing diluted net (loss) income per share	24,698	24,987	24,696	25,112

Options to purchase 2,844,000 and 938,000 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share for the three months ended September 30, 2003 and 2002, respectively, because their effect would be anti-dilutive.  Options to purchase 2,844,000 and 906,000 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share for the nine months ended September 30, 2003 and 2002, respectively, because their effect would be anti-dilutive.

3.                                      Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At September 30, 2003, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2004.

As of September 30, 2003, we have committed to and paid out approximately $9 million for future marketing and promotion of our Infone service which we expect to expense over the remainder of 2003 as the related marketing and promotion activities occur.  These expenditures are included in prepaid costs and other current assets on the balance sheet at September 30, 2003.  Subsequent to September 30, 2003, we also have committed to approximately $10 million of additional advertising and promotion funding which is expected to be expensed during the remainder of 2003.

4.                                      Significant Events

Our contract with AT&T Wireless will expire on December 1, 2003, and negotiations did not result in a new contract to replace the existing one.  During our negotiations with AT&T Wireless, we were unable to reach an economic arrangement acceptable to both parties.  AT&T Wireless accounted for approximately 49% and 33% of our revenues in the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 42% and 32% of our revenues in the nine-month periods ended September 30, 2003 and 2002, respectively.  While we expect that the call volume from AT&T Wireless will transition away from us sometime after December 1, 2003, no transition arrangement has been agreed to as of the date of this filing.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations, although it is not possible to determine the exact nature, magnitude or timing of the effect at this time.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS was not significant in the three months ended September 30, 2003.  Sprint PCS accounted for approximately 32% of our revenues in the three months ended September 30, 2002, and approximately 17% and 33% of our revenues in the nine-month periods ended September 30, 2003 and 2002, respectively.

Our contract with Cingular Wireless expired in May 2002.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets until October 2002.  There were no revenues from Cingular Wireless in the first nine months of 2003.  Cingular Wireless accounted for approximately 6% of our revenues during the three and nine-month periods ended September 30, 2002.

5.                                      Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002, and the interim reports in 2003 as of January 1, 2003.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.

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

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, lack of market acceptance or delays in the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless services through new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions, significant world events and other factors, including but not limited to, factors discussed in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, the launch of our new Infone® service to consumers subjects us to new risks and uncertainties including, but not limited to, factors discussed in our Current Report on form 8-K filed with the Securities and Exchange Commission on May 27, 2003.

Overview

We are a leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  In recent years, our efforts have focused on contracting with wireless carriers to provide our services to their subscribers.

Under our existing contracts with wireless carriers, those carriers agree to route some or all of their directory assistance and/or alphanumeric messaging calls to us.  We typically offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are answered by our operators identifying the service by that carrier’s brand name.  We intend to provide services to additional carriers, businesses, governmental units and callers in general through alternate strategies intended to attract calls, information queries and other transactions.

Each carrier establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees to the carrier ranging from $0.75 to $1.29 plus airtime charges for our services.  We charge our carrier customers directly and, at present, bear no subscriber collection risk with respect to carrier subscribers.  However, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

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

In May 2003, we launched Infone, a new service that provides enhanced directory and personal assistant services directly to consumers.  Callers may use the service from nearly any domestic telephone, wireline or wireless, simply by dialing “888-411-1111.”  Service is available immediately, and billing is handled by using a major credit card.  Calls can be connected nationwide and to Canada for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.  A number of features are offered, including “My InfoneTM,” a personal assistant service to handle contacts, calendars and personal preferences, and “TeleConcierge®,” for making reservations and accessing other concierge services.  Infone also provides connection and transport of calls.  As of October 24, 2003, the date of our third quarter 2003 financial results press release, we had obtained approximately 35,000 Infone subscribers.

We expect to adjust call centers and network capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our recently launched Infone service.  Capacity needs will vary significantly as a result of changes in volume from existing carrier customers, changes in usage within existing markets served, changes in our carrier customers and/or the number of calls they route to us or as a result of our Infone service or alternative strategies to attract additional calls.  We will continue to opportunistically pursue additional significant new business.

Significant Events

Our contract with AT&T Wireless will expire on December 1, 2003, and negotiations did not result in a new contract to replace the existing one.  During our negotiations with AT&T Wireless, we were unable to reach an economic arrangement acceptable to both parties.  AT&T Wireless accounted for approximately 49% and 33% of our revenues in the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 42% and 32% of our revenues in the nine-month periods ended September 30, 2003 and 2002, respectively.  While we expect that the call volume from AT&T Wireless will transition away from us sometime after December 1, 2003, no transition arrangement has been agreed to as of the date of this filing.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations, although it is not possible to determine the exact nature, magnitude or timing of the effect at this time.  We expect to adjust call centers and network capacities in order to address varying business circumstances, including the expiration of this contract.

As discussed below under “Significant Accounting Policies, Long-lived assets and goodwill,” we account for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, we will evaluate goodwill for impairment in the fourth quarter of 2003.  When we perform that evaluation of goodwill, particularly given the expiration of our contract with AT&T Wireless in December 2003, it is likely that our estimates of the fair value of our business will be less than the carrying value, which would cause us to write down goodwill at that time.  The book value of goodwill and related intangibles was approximately $4.7 million at September 30, 2003.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS was not significant in the three months ended September 30, 2003.  Sprint PCS accounted for approximately 32% of our revenues in the three months ended September 30, 2002, and approximately 17% and 33% of our revenues in the nine-month periods ended September 30, 2003 and 2002, respectively.

Our contract with Cingular Wireless expired in May 2002.  We continued to serve Cingular Wireless customers in its California, Nevada and Washington markets until October 2002.  There were no revenues from Cingular Wireless in the first nine months of 2003.  Cingular Wireless accounted for approximately 6% of our revenues during the three and nine-month periods ended September 30, 2002.

Results of Operations

The following table shows selected items of our statements of income data expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	59.9	56.1	57.6	56.1
Selling, general and administrative costs	76.1	25.9	58.2	27.4
(Loss) income from operations	(36.0)	18.0	(15.8)	16.5
Other income, net	0.3	0.3	0.3	0.3
(Loss) income before income taxes	(35.7)	18.3	(15.5)	16.8
Income tax (benefit) expense	(12.3)	7.1	(5.3)	6.5
Net (loss) income	(23.4)%	11.2%	(10.2)%	10.3%

Comparison of Third Quarter 2003 to Third Quarter 2002

Revenues decreased 31.2% to $45.5 million from $66.2 million while call volume decreased to approximately 99 million calls from approximately 141 million calls.  These decreases resulted primarily from the expiration of our contracts with Sprint PCS and Cingular Wireless partially offset by increases in call volume and revenue under other contracts.  The decrease in revenue also resulted from a volume-related decrease in our average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing.

Direct operating costs decreased 26.6% to $27.3 million from $37.1 million.  This was primarily due to decreased staffing costs associated with reduced call volumes.  As a percentage of revenues, direct operating costs increased to 59.9% from 56.1%.  This was due primarily to increases in personnel-related costs associated with employee longevity and costs of insurance and benefits.

Selling, general and administrative costs increased 102.1% to $34.6 million from $17.1 million.  As a percentage of revenues, selling, general and administrative costs increased to 76.1% from 25.9%.  These increases resulted primarily from advertising and promotion costs for our Infone service and from costs, including depreciation, associated with upgrading our network quality and capacity.  We incurred approximately $14 million of advertising and promotion expenses for our Infone service during the third quarter of 2003.

Depreciation and amortization increased by 18.2% to $5.6 million from $4.7 million due primarily to depreciation expense on equipment purchased for upgrades of existing call centers, product development activities and equipment purchased for our Infone service.

Other income, net for the three months ended September 30, 2003 and 2002 was $134,000 and $210,000, respectively.  Other income consisted primarily of interest income in both periods.  The decrease in interest income during the third quarter of 2003 compared to the third quarter of 2002 resulted from lower cash balances and lower average interest rates earned on cash equivalents invested in money market instruments.

Income tax benefit for the three months ended September 30, 2003 was $5.6 million.  This is the estimated amount needed to bring our year-to-date tax benefit to the appropriate level.  The year-to date-tax benefit reflects the opportunity to carry back tax losses incurred in the current year to offset taxable income in prior years and to receive refunds of income taxes paid in those years.  Income tax expense for the three months ended September 30, 2002 was $4.7 million, for an effective tax rate of approximately 39.0% for the quarter which represented our estimated combined year-to-date federal and state effective income tax rate.

Comparison of the First Nine Months of 2003 to the First Nine Months of 2002

Revenues decreased 20.4% to $155.9 million from $195.8 million while call volume decreased to approximately 335 million calls from approximately 411 million calls. These decreases resulted primarily from the expiration of our contracts with Sprint PCS and Cingular Wireless partially offset by increases in revenue and call volume under other contracts.  The decrease in revenue also resulted from a volume-related decrease in our average revenue per call, primarily related to a customer that exercised a contractual right to move to volume-based pricing.

Direct operating costs decreased 18.3% to $89.8 million from $109.9 million. This decrease was primarily due to decreased staffing costs associated with reduced call volumes. As a percentage of revenues, direct operating costs increased to 57.6% from 56.1%. This increase was due primarily to personnel-related costs associated with employee longevity and costs of insurance and benefits.

Selling, general and administrative costs increased 69.1% to $90.7 million from $53.6 million.  As a percentage of revenues, selling, general and administrative costs increased to 58.2% from 27.4%.  These increases resulted primarily from advertising and promotion costs for our Infone service and from costs, including depreciation, associated with upgrading our network quality and capacity.  We incurred approximately $33 million of advertising and promotion expenses for our Infone service in the first nine months of 2003.

Depreciation and amortization increased by 19.3% to $15.9 million from $13.3 million due primarily to depreciation expense on equipment purchased for upgrades of existing call centers, product development activities and equipment purchased for our Infone service.

Other income, net for the nine months ended September 30, 2003 and 2002 was $533,000 and $661,000, respectively.  Other income consisted primarily of interest income in both periods.  The decrease in interest income resulted from lower cash balances and lower average interest rates earned on cash equivalents invested in money market instruments.

Income tax benefit for the nine months ended September 30, 2003 was $8.3 million.  The year-to-date tax benefit reflects the opportunity to carry back tax losses incurred in the current year to offset taxable income in prior years and to receive refunds of income taxes paid in those years.  Income tax expense for the nine months ended September 30, 2002 was $12.6 million, for an effective tax rate of approximately 38.4%, which represented our estimated combined year-to-date federal and state effective income tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents are recorded at cost, which approximates fair market value.  As of September 30, 2003, we had $53.9 million in cash and cash equivalents compared to $76.5 million at December 31, 2002.  The net decrease of $22.6 million resulted primarily from cash used in operations, mainly due to payments made for advertising and promotion costs related to our Infone service, capital expenditures and an increase in cash restricted as security for a letter of credit.  We have no outstanding debt.

Working capital was $89.1 million at September 30, 2003, compared to $103.7 million at December 31, 2002.  The decrease is due primarily to working capital used in operations, primarily related to advertising and promoting Infone and for capital expenditures.

Cash Flow from Operations.  Net cash used in operations was $10.6 million for the nine months ended September 30, 2003, including payments of approximately $42 million made to advertise and promote Infone.  Of the $42 million, approximately $33 million was expensed in the first nine months of 2003 and approximately $9 million has been committed and paid out for future marketing and promotion of Infone. We expect to expense the $9 million over the remainder of 2003 as the related marketing and promotion activities occur.  These expenditures are included in prepaid costs and other current assets on the balance sheet at September 30, 2003.

Cash Flow from Investing Activities.  Cash used in investing activities was $10.5 million for the nine months ended September 30, 2003 resulting primarily from capital expenditures for equipment purchased to upgrade existing call centers, for product development activities and for equipment purchased related to our Infone service.

Cash Flow from Financing Activities.  Net cash used in financing activities was $1.5 million for the nine months ended September 30, 2003 resulting primarily from additional cash used to secure a letter of credit, partially offset by proceeds from the sale of common stock under the employee stock purchase plan.

Future Capital Needs and Resources.  The primary uses of our capital in the near future are expected to be: for marketing and promotion activities related to Infone and other new business initiatives; for the development or acquisition of technologies, features and content complementary to our business; for the upgrade and/or maintenance of our call center network; and for general corporate purposes.  These general corporate purposes may include possible acquisitions, efforts to pursue and market new growth strategies and other corporate development activities and working capital.  We expect to adjust our capacity and use of cash in order to address varying business circumstances, including changes in volume demands and execution of our long-term business strategy.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at September 30, 2003 was approximately $58.8 million, future activities, including advertising and promotion of Infone, execution of alternative business strategies, and new product development and rollout, will impact the amount of available cash.  If necessary, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity.  We believe we will have access to future financing sources, although we cannot provide assurance that funding will be available in amounts or on terms agreeable to us.

As of September 30, 2003, we have committed to and paid out approximately $9 million for future promotion of our Infone service, which we expect to expense over the remainder of 2003 as the related advertising activities take place.  Subsequent to September 30, 2003, we also have committed to approximately $10 million of additional advertising and promotion funding which is expected to be expensed during 2003.

Significant Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  We believe that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2002), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets and goodwill, estimates involving the levels of our liabilities for workers’ compensation and medical self-insurance reserves and estimates of current and deferred taxes may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable.  Our customer base has principally consisted of large wireless telephone carriers in the United States.  As such, we believe we have minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable.  We have not experienced significant collection issues or write-offs related to these customers; consequently, we do not maintain an allowance for doubtful accounts.  Since our accounts receivable are currently concentrated in relatively few customers, a significant change in the liquidity or financial position of any one of these customers could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position, future operating results and cash flows.  We believe that collection issues relating to the introduction and implementation of our Infone service will not be significant since billing is accomplished via a pre-validated credit card account.  We will monitor and evaluate our collection experience over time to determine whether or not an allowance for doubtful accounts is necessary for this product.

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

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.  We perform our annual impairment test in November each year.  To perform that test, we compare the carrying value of our business to our estimates of the fair value of our business.  If our evaluation indicates that the fair value of our business is less than its carrying value, we will write down the related goodwill to its implied fair value.  We use estimates of future cash flows, discounted to present value, market prices and other measures to estimate the fair value of our business.  When we perform our evaluation of goodwill in the fourth quarter of 2003, particularly given the expiration of our contract with AT&T Wireless in December 2003, it is likely that our estimates of the fair value of our business will be less than the carrying value, which would cause us to write down goodwill at that time.  The book value of goodwill and related intangibles that would be subject to such a write-down was approximately $4.7 million at September 30, 2003.

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

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements.  In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effects of the method used on reported results.  We adopted the disclosure provisions of SFAS No. 148 in our financial reports for the year ended December 31, 2002, and the interim reports in 2003 as of January 1, 2003.  At present, we do not intend to adopt the fair-value-based method of accounting for our stock compensation plans.

ITEM 3.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore the fair market value of these instruments is affected by changes in market interest rates.  However, all of our investments at September 30, 2003 were invested in overnight money market instruments and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                   OTHER INFORMATION

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1                           Certification of Timothy A. Timmins pursuant to Securities and Exchange Commission Rule 13a - 14(a)

31.2                           Certification of Dale N. Wahl pursuant to Securities and Exchange Commission Rule 13a - 14(a)

32                                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On July 25, 2003, we filed a current report on Form 8K, dated July 25, 2003, under Item 12, Results of Operations and Financial Condition (which was filed under Item 9, Regulation FD Disclosure) which furnished our second quarter 2003 financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Metro One Telecommunications, Inc.
Registrant

Date: November 14, 2003

/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

/s/ Duane C. Fromhart
Duane C. Fromhart
Vice President, Finance
(Principal Accounting Officer)