Form 10-K
period 2003-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2004-03-15
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, (which excludes shares held by Sonera Holding B.V.) based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2003 was $95,221,383.

The number of shares outstanding of the registrant’s common stock, as of March 8, 2004, was 24,775,341.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2004 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

METRO ONE TELECOMMUNICATIONS, INC.

2003 FORM 10-K ANNUAL REPORT

In this annual report on Form 10-K, “Metro One” and the terms “Company,” “we,” “us” and “our” refer to Metro One Telecommunications, Inc.

PART I

ITEM 1.                  BUSINESS.

Metro One is the leading developer and provider of Enhanced Directory Assistance® and other information services.  We contract primarily with wireless carriers to provide our services to their subscribers.  In addition to being a platform for providing directory assistance listings, Enhanced Directory Assistance includes a number of content features, such as MetroDex®, a service that handles personal contacts and calendars, and TeleConcierge®, for making reservations and performing other concierge services.  Enhanced Directory Assistance also includes a number of connectivity features, such as StarBack® and AutoBack®, return-to-operator features that help to ensure that a caller gets the most from every call, and NumberBack® and QuickSend®, features that allow a requested number or other information to be sent to a caller’s telephone.  Many of our features or aspects thereof are the subject of patents or pending patent applications.

We have been in business since 1989, when we began developing and testing provision of information services over the telephone.  In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge-per-call basis.  Our customers include several of the leading wireless and other telecommunications carriers such as Nextel Communications, ALLTEL Communications, XO Communications and Cablevision.  In addition, we have expanded into the landline telecommunications market and provide our services to regional competitive local exchange carriers.

In May 2003, we launched Infone®, a service that provides Enhanced Directory Assistance and personal assistant services directly to consumers.  Callers may use the service from nearly any domestic telephone, landline or wireless, simply by dialing “888-411-1111.”  Billing is handled by using a major credit card.  Calls can be connected nationwide and to Canada and Puerto Rico for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.  Infone offers a number of additional features, including “My InfoneTM,” a personal assistant service which brings a caller’s personal preferences to bear on a call, and Voice E-mailTM, which allows callers to send e-mail from a telephone without the use of a computer on their part.  As of February 20, 2004, we had approximately 58,000 Infone subscribers.

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

Wireless Telecommunications.  The U.S. wireless telecommunications market has experienced dramatic growth over the last decade.  This growth has been due largely to technological advances that give callers affordable, high-quality mobile services.  According to industry analysts, the number of wireless subscribers in the United States will reach nearly 200 million by the end of 2006.  A relatively small number of carriers dominate the wireless telecommunications market.  In terms of estimated number of subscribers, the largest U.S. wireless carriers include Verizon Wireless, AT&T Wireless Services and Cingular Wireless.  Other nationwide carriers include Sprint PCS, Nextel Communications and T-Mobile.

Competition in the industry has been intense with at least five carriers competing for wireless subscribers in most major U.S. markets.  With slowing subscriber growth and downward pressure on average revenue per user (“ARPU”), carriers are seeking to differentiate themselves from their competitors.  While pricing pressures are fierce, carriers also focus on value-added services and features as a means of differentiating themselves.  As subscriber and ARPU growth slow, most observers expect significant consolidation to occur in the industry in the next several years, as evidenced by the recent announcement of the proposed merger of Cingular Wireless and AT&T Wireless.

Landline Telecommunications.  The U.S. landline telecommunications market is significantly larger than the U.S. wireless market.  For example, in 2001, domestic landline services generated approximately $227 billion in revenues as compared to approximately $75 billion in revenues generated by wireless services, according to the Federal Communications Commission.  Like the wireless market, the landline market is dominated by a relatively small number of major carriers.  Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and competitive local exchange carriers, such as Cox Communications or Integra Telecom.  Carriers providing long distance service include AT&T, MCI WorldCom and Sprint Corp., as well as many discount long distance companies.  In addition, cable companies are beginning to offer packaged services including local and long distance telephone services.

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

The landline directory assistance market today is larger than the wireless directory assistance market.  According to industry sources, landline directory assistance is projected to reach four billion calls by the end of 2006.  Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services. However, the Pelorus Group projects that by the end of 2006, wireless directory assistance revenues will have surpassed that of landline directory assistance, amounting to nearly 57% of total directory assistance revenues.  In addition, enhanced services are expected to account for nearly 37% of all directory assistance calls by the end of 2006.

Unlike other aspects of telecommunications services, directory assistance pricing has seen a period of rising retail prices in the last several years.  For example, in June 2001 the range of retail prices charged for a directory assistance call among the major wireless carriers was $0.75 to $1.29, with a majority of large carriers at $0.99 per call.  In January 2004 this same range was $1.00 to $1.40, with the majority of large carriers at $1.25.  During this same timeframe, prices for many other telecommunications services have trended downward.

Customers

Our principal business involves providing Enhanced Directory Assistance and information services to several of the nation’s leading wireless carriers in all or a portion of their service areas.  Our carrier customers include Nextel Communications and ALLTEL Communications and, during a transition period, AT&T Wireless Services.  In addition, we provide our services to certain competitive local exchange carriers in the landline telecommunications market.  Customers that accounted for more than 10% of our revenues during any of the periods indicated are as follows:

	Years ended December 31,
Customer	2003	2002	2001
AT&T Wireless Services	44%	33%	30%
Nextel Communications	35	24	23
Sprint PCS	13	33	32

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties, thus, our negotiations did not result in a new contract to replace the existing one.  We expect that the call volume from AT&T Wireless will transition away from us during the second quarter of 2004.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of this contract.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.

We offer our services to a carrier’s subscribers under a brand name selected by the carrier, such as “Nextel 411” or “ALLTEL Directory Plus.”  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.00 to $1.40 plus airtime charges for our services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis.  To stimulate increased call volume and to attract and expand customer commitments, we offer volume-pricing discounts to certain of our customers. Our success with this program in the past resulted in call volume increases, which caused our average revenue per call to decrease.

We currently provide our services to several carrier customers in addition to various affiliates of AT&T Wireless Services.  The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term, which is generally up to five years.  None of these contracts precludes us from providing services to others.  Generally, carrier customers agree to route some or all of their directory assistance calls to us.

We also provide enhanced information and directory assistance services directly to retail and enterprise customers through our Infone service.

Call Centers and Network

We operate 31 call centers strategically located in markets throughout the United States.  Our call center network enables us to provide Enhanced Directory Assistance and information services nationwide.  We are located in or near major metropolitan areas and therefore are situated locally for more than one-half of the U.S. population.  We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable service than would be available through a single or a few call centers attempting to serve the entire U.S. market.  We operate our call centers 24 hours a day, seven days a week, 365 days a year.

We have historically adjusted our call center personnel, and expect to adjust personnel, call centers and network capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our recently launched Infone service.  Capacity needs will vary significantly as a result of changes in volume from existing customers, changes in usage within existing markets served, changes in our carrier customers and/or the number of calls they route to us or as a result of our Infone service or alternative strategies to attract additional calls.  We will continue to opportunistically pursue additional significant new business.

We periodically upgrade our network and systems to allow greater utility, speed and efficiency in processing calls.  We also frequently expand our capacity to store, manipulate and manage the additional data that we acquire.  In addition, our telephone switching systems allow scalability, including the ability to join multiple switches together or configure switches so that they can handle large volumes of calls.  These systems, covering all of our call centers, are monitored and supported on a 24-hour per day basis from our network operations center located at our corporate headquarters.  We have designed our systems to permit redundancy and avoid downtime from natural disasters or other adverse events.

We believe quality and reliability are important considerations in a customer’s decision to use our services.  To ensure high quality and consistency, we emphasize training, monitoring and customer support.  We maintain a national training force with training personnel in each call center.  Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography.  We continually monitor, test and evaluate call center performance.  We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis.  In addition to accessing our systems maintenance and support personnel, customers can obtain extensive customer usage information.

We are deploying a voice over Internet protocol (“VoIP”) capability to route voice traffic over a data network.  VoIP not only provides excellent quality of service but substantially reduces transport cost from the traditional call routing over the Public Service Telephone Network.  In conjunction with this underlying technology, we also intend to further refine our system of dynamic call routing, which, together with VoIP, provides us with the ability to quickly route calls from call center to call center, both improving our call efficiency and protecting our service levels.

Recently, we completed the conversion of our digital telecommunications network from Multi Frequency Voice Circuits to System Signaling 7 (“SS7”).  SS7 supports a vast range of services accessible from a variety of user terminals, including basic phones and more complex multimedia devices.  Originally developed for Intelligent Networks simply to connect calls using out-of-band signals, SS7 is now driving major Advanced Intelligent Network network-based application services such as remote voicemail retrieval, calling-card services and 1-800 access.

Our Services and Features

We use a customized array of hardware and software, along with proprietary database search engines, to provide our Enhanced Directory Assistance and information services.  We receive incoming calls by means of assigned telephone numbers, which, in almost all cases are “411,” “555-1212,” “00” or retail 800 numbers such as “888-411-1111.”  Our operators answer incoming calls and, in the case of carrier customers, identify the service using the appropriate customer’s brand name.  In some cases we use speaker verification and other means to identify callers and greet them by name, a patented feature of our Infone service.  Upon receiving information requests from callers, operators search applicable databases using one or more of our search engines.  The operator then connects the caller to the called party or supplies the caller with the requested information.  We offer a variety of information and services, including the following:

•      Directory listings information, which may be retrieved by methods that include reverse and category searches;

•      Contacts and calendar management and other personal assistant services;

•      Movie, local event and venue information;

•      TeleConcierge® services, including hotel and restaurant information and reservations;

•      Turn-by-turn driving instructions; and

•      Weather conditions and roadside assistance.

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

•      AutoBack® – automatically returns the caller to a live operator or provides other options upon a busy signal, “ring-no-answer” or other common situations without pressing a single key;

•      NumberBack® – sends the caller the called number simply by pressing the number [#] key;

•      QuickSend®  – a short messaging service allowing our operators to send customized alphanumeric messages on behalf of a caller; and

•      Voice E-mailTM – allows a caller to send an audio e-mail message in his or her own voice without a computer.

Database Systems and Content

We believe the quality of our services is related to the scope, quantity and quality of the information content that resides within our database systems.  The majority of the information that we acquire, develop and maintain is telephone listings data.  To ensure high quality and accuracy, we obtain these listings data from multiple sources, including certain of the regional Bell operating companies, independent telephone companies and other commercial sources.  These data are enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region.

Our proprietary operator interface software allows operators to efficiently and simultaneously search and reverse-search multiple databases.   Our search engine has been optimized for directory assistance services and large national databases, providing sub-second search times even in complex searches.  We use proprietary database management systems to maintain and update our directory listings.  We continually acquire additional content or access to content that will, in many cases, build on these listings data to make them more useful.  Acquisitions are made from a variety of sources and are supplemented with information relating to local events and amenities.

We build application-specific databases for a variety of portals, be they wired or wireless, voice or data.  Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere.  We believe that these capabilities will contribute to the expansion of our services and data offerings to our wireless and other customers.

Marketing

We market to telecommunications carriers, businesses, governmental units, other enterprises and anyone who may be a potential caller or user of our information services.  The marketing process involves a considerable amount of time and attention by our senior management.  Call center managers also play a key role in maintaining and developing wholesale customer relationships.  Some of our contracts with carrier customers provide for their promotion of the services we provide to the carrier’s subscribers.  In addition, we occasionally assist our carrier customers in the promotion of these services.  We intend to continue to participate in marketing services in conjunction with carrier programs.

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

We have expended significant efforts and funds advertising Infone through a variety of media including television, radio, outdoor advertising and direct mail to create brand awareness and attract subscribers, and we expect to continue marketing and promotional activities in the future.  We continually monitor the results of media campaigns and their effectiveness.  In addition, we administer a variety of product promotion campaigns and customer referral programs designed to attract subscribers and users of our Infone service.

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

Our call processing systems incorporate programmable switching equipment, host computers, voice response units and database servers.  Our technology is powered by customized software.  One of the characteristics of our call processing systems is the ability to take all calls from a switch and have these run through our switch for the entire length of the call so that we are able to provide a full range of our services to the caller.

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

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have 17 U.S. patents issued and one foreign patent issued, including four relating to our StarBack technology and others associated with our turn-by-turn driving directions and other services.  We recently have been allowed six sets of additional claims, each of which we expect to result in an additional issued patent.  We have approximately 111 applications pending for additional U.S. and foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One,” “StarBack,” “AutoBack” and “Infone,” and numerous other applications pending for U.S. trademark registrations.

Competition

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small independent companies.  Our principal competitors include regional Bell operating companies and other independent providers.  Telephone carriers, both landline and wireless, provide directory assistance or information services both in and outside their own operating regions.  Although we believe that none of these competitors offers a form of directory assistance that incorporates all of our features, they may have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours in the future.  We also face competition from independent companies seeking to offer forms of directory assistance and other information services.  Included among these are firms that offer full or partial automation (with little or no involvement by a live operator) and firms offering low cost, low quality directory assistance provided by overseas operators.

We believe the principal competitive factors in the directory assistance market are quality and range of features, technological innovation, experience, responsiveness to customers and price.  Historically, we have sought to distinguish ourselves from our competitors based on the quality of our services, the development of useful features, the breadth of the content provided and our extensive national network of call centers.  In recent years, wireless carriers appear to have become more focused on reducing costs, even if such reduction results in diminished services and quality.  In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet, provide low cost forms of competitive services.

Government Regulation

While in the past, our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our customers is regulated by various federal and state regulatory authorities.  The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including, in our case, the use of our local networks to originate or terminate such services.  The operations of our Infone service currently involve interstate and intrastate communications services.

To the extent that we provide telecommunications services that originate and terminate within the same state, including in-state long distance toll calls, we are subject to regulation by that state’s utility commission.  We are subject to direct regulation in all jurisdictions in which we operate, including all fifty states and the District of Columbia and Puerto Rico.  Many states require certification before a company can provide intrastate communications services.  We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required.  Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate.  We have filed such tariffs or price lists where required.

We are subject to numerous local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees.  We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable laws and/or regulations.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services.  We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Employees

As of December 31, 2003, we had approximately 4,400 employees, including approximately 26% who were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls.  We anticipate that the departure of AT&T Wireless volume during 2004 will result in a significant reduction in staffing needs in many of our call centers that service this carrier.  However, given the expected timing of the departure of this volume, normal fluctuations in employee tenure, new product initiatives and our pursuit of additional growth strategies, we believe that most staffing reductions will be substantially aided by normal attrition.  None of our employees is subject to a collective bargaining agreement.  We consider relations with our employees to be good.

We invest significant resources in the recruitment, training and retention of qualified operators.  Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility.  We also invest considerable resources in personnel motivation, including providing incentive plans for our operators, management and corporate staff.

Available Information

We invite you to visit our website at www.metro1.com to access free-of-charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after we electronically file such materials with or furnish such materials to the Securities and Exchange Commission. The information on our website should not be considered part of this filing.

ITEM 2.                  PROPERTIES.

We lease our principal executive and administrative offices, consisting primarily of two adjacent locations totaling approximately 57,000 square feet of space, in Beaverton, Oregon.  The terms of the leases extend through mid-2009.

We also lease call centers and other operational facilities, which generally range in size from 5,000 to 40,000 square feet, including space sublet to others.  We have 35 leases for call centers and other remote facilities, with remaining terms of up to seven years.  We expect to adjust call centers and capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our other business initiatives.

ITEM 3.                  LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Nasdaq National Market under the symbol “MTON.”  The high and low closing sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

2003	High	Low
Quarter ended December 31, 2003	$3.58	$1.66
Quarter ended September 30, 2003	$5.50	$3.49
Quarter ended June 30, 2003	$7.17	$4.68
Quarter ended March 31, 2003	$7.05	$4.92

2002	High	Low
Quarter ended December 31, 2002	$9.60	$4.49
Quarter ended September 30, 2002	$15.35	$8.49
Quarter ended June 30, 2002	$26.01	$11.06
Quarter ended March 31, 2002	$30.80	$19.52

The approximate number of shareholders of record as of March 8, 2004 was 160.  On March 8, 2004, the closing price of our common stock, as reported on the Nasdaq National Market, was $2.91 per share.

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table contains information as of December 31, 2003, with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,889,000	$12.18	902,784
Equity compensation plans not approved by security holders	—	—	—
Total	2,889,000	$12.18	902,784

ITEM 6.                  SELECTED FINANCIAL DATA.

The selected financial data presented below should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Operations data:
Revenues	$201,636	$257,951	$233,318	$156,981	$77,831
Direct operating expenses	117,126	144,164	131,851	97,438	46,494
Selling, general and administrative expenses	128,271	72,461	65,422	46,112	28,711
Impairment loss on goodwill and related intangible assets	4,715	—	—	—	—
(Loss) income from operations	(48,476)	41,326	36,045	13,431	2,626
Net (loss) income	(33,309)	26,129	28,422	9,742	1,906

Basic (loss) income per share	(1.35)	1.06	1.20	.56	.11
Diluted (loss) income per share	(1.35)	1.04	1.15	.54	.11

Cash flow from operations	(19,189)	45,307	49,862	5,350	3,326

Balance sheet data (1):
Cash and cash equivalents	$44,381	$76,528	$53,692	$6,463	$9,564
Working capital	79,226	103,705	73,747	17,066	11,750
Total assets	164,884	198,689	169,759	106,641	65,475
Long-term liabilities	4,469	9,310	3,844	29,074	18,940
Shareholders’ equity	142,338	175,389	147,369	45,404	31,979

(1)   In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), at that time a wholly-owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.  See “Significant Events” in Item 7 below.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this annual report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” intends,” “plans,” “estimates,” “ may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in this Item 7 under “Issues and Uncertainties.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, advertising costs or lack of market acceptance associated with the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless or other telecommunications services through new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions and the other factors discussed under the heading “Issues and Uncertainties” in this Item 7.

Overview

We are the leading developer and provider of Enhanced Directory Assistance and information services.  We primarily contract with wireless carriers to provide these services to their subscribers.

Under our contracts, carriers agree to route some or all of their directory assistance calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name, such as “Nextel 411” or “ALLTEL Directory Plus.”

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $1.00 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge them.  We expect that average revenue per call may continue to decrease over time, as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers.  Prices for services provided to other types of customers, including businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, has recently been intense.  With slowing subscriber growth and declining revenue per user, carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs.  In response to these and other issues, in May 2003, we launched Infone, a service that provides enhanced directory and personal assistant services directly to consumers.  Callers may use the service from nearly any domestic telephone, landline or wireless, simply by dialing “888-411-1111.”  Billing is handled by using a major credit card.  Calls can be connected nationwide and to Canada and Puerto Rico for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.

The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During fiscal 2003, we spent approximately $49.9 million on such marketing and promotion campaigns, and we will likely spend significant additional funds on marketing and promotional activities in the future.

Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties, thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 44%, 33% and 30% of our revenues in 2003, 2002 and 2001, respectively.  We expect that the call volume from AT&T Wireless will transition away from us during the second quarter of 2004.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of this contract.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13%, 33% and 32% of our total revenue in 2003, 2002 and 2001, respectively.

In February 2001, we completed a transaction with Sonera Media Holding B. V. (“Sonera”), at that time a wholly-owned subsidiary of Sonera Corporation of Helsinki, Finland, whereby Sonera purchased six million newly-issued shares of our common stock at a price of $11.33 per share, for an aggregate price of $64.6 million and an approximate 25.5% ownership position at that time.  A portion of the proceeds from this transaction was used to pay off all outstanding debt.  In August 2002, the shares were transferred to Sonera Holding B.V., another wholly-

owned subsidiary of Sonera Corporation.  In December 2002, Sonera merged with Telia AB to form TeliaSonera AB.  According to a Schedule 13-D/A filed with the Securities and Exchange Commission in January 2004, TeliaSonera AB reported that it no longer holds any shares of our common stock.

Results of Operations

The following table shows selected items of our statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	58.1	55.9	56.5
Selling, general and administrative expenses	63.6	28.1	28.0
Impairment loss on goodwill and related intangible assets	2.3	—	—
(Loss) income from operations	(24.0)	16.0	15.5
Other income, net	0.3	0.4	0.5
Interest and loan fees	(0.0)	(0.0)	(0.3)
(Loss) income before income taxes	(23.7)	16.4	15.7
Income tax (benefit) expense	(7.2)	6.3	3.5
Net (loss) income	(16.5)%	10.1%	12.2%

2003 Compared to 2002

Revenues.  Revenues decreased 21.8% to $201.6 million from $258.0 million.  Call volume decreased to approximately 434 million calls from approximately 544 million calls.  These decreases resulted primarily from lower call volume from Sprint PCS due to expiration of their contract, partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call was effectively $0.47 in both 2003 and 2002.

Direct operating expenses.  Direct operating expenses consist of costs of salaries, wages, benefits and taxes of call center personnel and costs of listings data and content acquisition.  These expenses decreased 18.8% to $117.1 million from $144.2 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating expenses increased to 58.1% from 55.9%, due primarily to higher costs associated with medical insurance and workers’ compensation programs.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 77.0% to $128.3 million from $72.5 million.  This increase resulted primarily from marketing and promotion costs of approximately $49.9 million and increased network costs associated with our Infone service.  As a percentage of revenues, selling, general and administrative expenses increased to 63.6% from 28.1% resulting from lower revenue and increased marketing, promotion and network costs.

Impairment loss on goodwill and related intangible assets.  Based on our evaluation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 during 2003, we determined that goodwill and certain related intangible assets were impaired; thus, goodwill in the amount of $4.4 million and non-amortizing intangible assets of approximately  $300,000 were written off during the fourth quarter of 2003.

Depreciation and amortization.  Depreciation and amortization increased 14.8% to $21.6 million from $18.8 million, due primarily to equipment purchased for upgrades of our corporate-wide infrastructure and existing call centers and product development activities.

Other income, net.  Other income for the years ended December 31, 2003 and 2002 consisted primarily of interest income earned on cash and cash equivalents of approximately $668,000 and $961,000, respectively.  The decrease in 2003 resulted primarily from a decrease in cash available for investment and a decrease in market interest rates.   Interest expense was not significant in either 2003 or 2002.

Income tax (benefit) expense.  Income tax benefit for 2003 was approximately $14.5 million resulting primarily from our ability to carry current year losses back to offset income in prior years and to receive refunds of income taxes paid in those years.  Income tax expense for 2002 was $16.2 million for an effective tax rate of approximately 38.2% which resulted from the combined federal and state statutory rate of approximately 39% partially offset by various federal and state tax credits.

2002 Compared to 2001

Revenues.  Revenues increased 10.6% to $258.0 million from $233.3 million.  Call volume grew to approximately 544 million calls from approximately 472 million calls.  These increases resulted from growth in call volume under existing contracts and markets, as well as new call volume from new contracts and new markets.  Our average revenue per call was approximately $0.47 in 2002 compared to $0.49 in 2001 as we continued to offer volume pricing discounts to encourage carrier customers to send us additional call volume.

Direct operating expenses.  Direct operating expenses, consisting of the costs of salaries, wages, benefits and taxes of call center personnel, listings data and content acquisition costs, increased 9.3% to $144.2 million from $131.9 million.  This increase was primarily due to the costs of servicing increased call volumes.  As a percentage of revenues, direct operating expenses decreased to 55.9% from 56.5%, due primarily to operating efficiencies realized from greater call volumes and lower costs of accessing information content.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased 10.8% to $72.5 million from $65.4 million resulting primarily from additional costs necessary to support our increased call center capacity and call volumes.  As a percentage of revenues, selling, general and administrative expenses remained approximately flat at 28.1% in 2002 compared to 28.0% in 2001 with additional efficiencies related to the growth of our business offset by new product development costs.

Depreciation and amortization.  Depreciation and amortization increased by 19.0% to $18.8 million from $15.8 million, due primarily to equipment purchased for new call centers, for upgrades and expansions of existing call centers and product development activities offset by the decrease in amortization of $518,000 due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Other income, net.  Other income for the years ended December 31, 2002 and 2001 consisted primarily of interest income earned on cash and cash equivalents of approximately $961,000 and $1.3 million, respectively.  The 2002 decrease resulted primarily from a decrease in market interest rates.

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

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value.  As of December 31, 2003, we had approximately $49.3 million in cash and cash equivalents and restricted cash (including $4.9 million of restricted cash) compared to approximately $79.9 million (including $3.3 million of restricted cash) at December 31, 2002.  The net decrease of $30.6 million resulted primarily from our use of cash to advertise, market and promote our Infone service and capital expenditures of approximately $11.6 million, partially offset by cash generated from operations excluding advertising, marketing and promotional expenditures.  We have no outstanding debt.

Working capital was $79.2 million at December 31, 2003, compared to $103.7 million at December 31, 2002. This decrease was primarily due to working capital used to advertise, market and promote Infone and by the use of working capital for capital expenditures, partially offset by working capital generated from operations excluding advertising, marketing and promotional expenditures.

Cash flow from operations.  Net cash used in operations was $19.2 million in 2003 compared to net cash provided by operations of $45.3 million in 2002. This difference resulted primarily from a decrease in revenues and our use of cash to market and promote Infone, partially offset by a decrease in cash paid to or on behalf of employees and a decrease in federal and state income tax payments.  Cash received from customers decreased by approximately $58.7 million, and cash paid to employees decreased by approximately $25.3 million, in 2003 compared to 2002, primarily resulting from the expiration of our contract with Sprint PCS.  As a result of the net loan generated in 2003, we paid approximately $900,000 in federal and state income taxes in 2003 compared to approximately $12.4 million in 2002.

Cash flow from investing activities.  Cash used in investing activities was $11.6 million, $21.4 million and $31.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.  In 2003, capital expenditures were primarily for equipment to upgrade existing call centers and corporate networks and infrastructure.  In 2002, cash used in investing activities was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, upgrades and expansions of corporate networks and infrastructure and, in 2001, cash paid in the acquisition of a data extraction and processing company.

Cash flow from financing activities.  Cash used in financing activities was $1.3 million and $1.1 million for the years ended December 31, 2003 and 2002 and was primarily related to cash used to secure a letter of credit offset by proceeds from the exercise of stock options and employee stock purchases.  Cash provided by financing activities was $28.7 million for the year ended December 31, 2001 resulting primarily from the proceeds of the investment by Sonera and the receipt of cash proceeds from the exercise of stock options and from employee stock purchases, offset by the repayment of all outstanding debt.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be for the continued advertising, marketing and promotion of Infone, the development or acquisition of technologies, features and content complementary to our business and for general corporate purposes.  These general corporate purposes could include acquisitions, efforts to pursue and market new growth strategies, other corporate development activities and working capital.  We have begun to adjust personnel, and expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of our contract with AT&T Wireless.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at December 31, 2003  was approximately $49.3 million, future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies, new product development and rollout may reduce available cash.  In such event, we will attempt to establish borrowing arrangements in order to maintain adequate liquidity.   Depending on the development of our business, we believe we will have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

Contractual obligations and commitments.  Our contractual obligations are presented in the table below.  Other than operating leases, we have no significant off-balance sheet arrangements or obligations.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations	$30,910	$8,865	$13,583	$7,199	$1,263
Total	$30,910	$8,865	$13,583	$7,199	$1,263

We generally lease our facilities through non-cancelable operating leases extending for up to ten years.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2003, we had one letter of credit outstanding in the amount of $4.9 million related to our workers’ compensation insurance program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2004 and is typically renewed on an annual basis.

In accordance with accounting principles generally accepted in the United States of America, these contractual obligations and commitments are not reflected in our balance sheets.

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

Accounts receivable.  Our customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectability, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  In addition, with the launch of our Infone service, we generate receivables from retail customers and businesses that may expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets and goodwill.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At such time, we estimate the future cash flows expected upon eventual disposition and, if lower than the carrying amount, adjust the carrying amount of the asset to its estimated fair value.  Because of our changing business conditions and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record an impairment charge.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities. If any of these activities result in certain of our assets no longer being used in operations, we may need to record an impairment charge.

Goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over its estimated economic life, through December 31, 2001.  On January 1, 2002, we adopted SFAS No. 142.  Under SFAS No. 142, we discontinued amortization of goodwill and are required to evaluate goodwill for impairment annually and whenever events or changes in circumstances may indicate that the carrying amount of goodwill is impaired.  When we performed our evaluation of goodwill in 2003, particularly given the expiration of our contract with AT&T Wireless in December 2003, our analysis indicated that our estimate of the fair value of our business, as determined by the market price of our stock, was less than its carrying value; therefore, the book value of goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the provisions of which are effective for exit or disposal activities that are initiated after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  We adopted this statement effective January 1, 2003.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The disclosure requirements in this interpretation were applied as of December 31, 2002.  We adopted the recognition provisions of FIN 45 effective January 1, 2003.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

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

A limited number of customers account for substantially all our revenues.  For example, our top four customers accounted for approximately 98.8% of our revenues in 2003.  Our two largest customers, AT&T Wireless Services, and Nextel Communications accounted for approximately 78.6% of our revenues in 2003.  Our contract with AT&T Wireless expired in December 2003 as described above in “Significant Events.”  In addition, our contract with ALLTEL Communications expired in December 2003.  While we did enter into an extension agreement, it is not currently a long-term arrangement.  Our contract with Nextel Communications extends through early in 2005.  Some contracts contain performance and other standards and may be terminated prior to their scheduled expiration dates under specified circumstances.  If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected.  Although we seek to increase the number of our customers, opportunities are limited because a small number of companies dominate the telecommunications market.  This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

Our inability to achieve desired pricing levels could adversely affect our profitability and operations.

We are subject to competitive pressures with respect to pricing that could adversely affect our profitability and operations.  The prices that we charge our carrier customers are subject to the terms of our contracts.  The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations.  We charge our carrier customers on a per call basis, with prices varying in some cases based on call volume.  Our long-term strategy is based in part on reducing the price we charge our carrier customers.  Generally, our pricing levels have declined and, in the future, will likely continue to decline as call volumes increase with specific carrier customers and in response to competition in the industry.  If we were to substantially reduce our prices without correspondingly increasing volume, there could be an adverse impact on our ability to operate profitably.

We face substantial competition from a number of other companies.

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition.  The regional Bell operating companies also may have the advantage of being the local telephone carrier in their area of operation.  Some of these companies are or may be developing their own versions of quality directory assistance services.  We also face competition from a number of other independent directory assistance providers.  Individual competitors may also seek to provide low cost domestic or offshore service or to provide automation of directory assistance services.  If we are unable to compete successfully, it could have an adverse effect on our business, financial condition, results of operations or cash flows.  Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including retail pricing decisions by carriers, decisions by carriers to force consumers to accept lower-quality information services products, the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

We may not gain customer acceptance of our Infone service or the costs of advertising, marketing and promotion of Infone to obtain such acceptance may result in future losses and pressure on our liquidity and capital resources.

In order to build awareness among consumers and encourage them to sign up for our Infone service, we have undertaken a national advertising and marketing campaign that has required significant expenditures to date and likely will require that further expenditures be made to gain consumer acceptance.  These expenditures have necessarily preceded the receipt of substantial revenues from customers for the Infone services.  If our customer base and related number of calls for this service do not grow to generate sufficient levels of revenue on a timely basis, or our financial and pricing assumptions are not accurate, these advertising and marketing expenses may result in further losses and pressure on our liquidity and capital resources.  In such event, we may need additional financing, but there can be no assurance that such financing would be available or that the terms offered would be acceptable to us.  Because the Infone service is still in its initial stages and until we gain more experience with consumer acceptance, it will be difficult to predict our future results of operations.

We are dependent on the wireless telecommunications industry, and a decrease in wireless usage by subscribers could have an adverse impact on our results of operations, additionally, consolidation of, or reduction in, the number of carrier competitors in this industry could affect us adversely.

Most of our revenues have historically come from providing Enhanced Directory Assistance and information services to wireless carrier customers’ subscribers.  A decrease in wireless usage in general, or of our products in particular, could have an adverse effect on our results of operations.  Wireless usage by subscribers appears to be affected by a number of factors, many of which are beyond our control, including pricing, safety concerns, reliability and availability of the wireless network, government regulation and reliability and availability of alternative technologies.

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

•      The continued costs of advertising, marketing and promotion of Infone without commensurate consumer acceptance or revenues;

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

Our operating results are significantly affected by our ability to accurately estimate the amount and timing of call volume, which is often subject to factors outside of our control.

Our operating results are significantly affected by costs incurred for expanding or contracting staffing and infrastructure.  We incur significant staffing and general and administrative costs in contracting operations, if necessary, and in anticipation of additional call volume under our customer contracts.  If such call volume does not depart or arrive as scheduled, in the amount anticipated, or at all, our operating results can be adversely affected.  This could increase our operating expenses without a corresponding increase in revenues.

We need to maintain or expand call volume and increase efficiencies in order to be successful.

In order to successfully execute our business strategies, we need to maintain or increase the volume of calls made to our call center network, while realizing the benefits of operating leverage.  We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing carrier customers and through our Infone service and by offering our services to other types of customers.  We have limited experience in the landline market, which is dominated by the regional Bell operating companies.  If we are unable to expand our wireless business or attract significant landline business, or grow our Infone revenues on a cost effective basis or at all, we may be unable to attain meaningful profitability or sustain past growth rates.

Regulations affecting our customers and suppliers and future regulations to which we may be subject may adversely affect our business.

While in the past, our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our customers is regulated by various federal and state regulatory authorities.  The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including, in our case, the use of our local networks to originate or terminate such services.  The operations of our Infone service currently involve interstate and intrastate communications services.  The application of the FCC’s current and/or future policies could have a material adverse effect on our business, operating results and financial conditions.

To the extent that we provide telecommunications services that originate and terminate within the same state, including in-state long distance toll calls, we are subject to regulation by that state’s utility commission.  We are subject to direct regulation in all jurisdictions in which we operate.  Many jurisdictions require certification before a company can provide intrastate communications services.  We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required.

We are also subject to numerous local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees.  We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.  If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services.  We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

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

Our success also depends on our ability to provide reliable services.  Our operations could be interrupted by significant damage to or failure of our network, our connections to third parties, our computer hardware or software or our customers’ or suppliers’ computer hardware or software.  Any such significant damage or failure could disrupt the operations of our network and the provision of our services and result in the loss of current and potential customers.  In addition, if call volume increases, we may need to expand and/or upgrade our technology and network hardware and software in order to provide services.  Capacity limits on our technology and network hardware and software may make it difficult for us to expand and upgrade our systems in a timely and economical manner.

If we are unable to obtain or adequately update directory or information content at an economical cost, we may be unable to provide current levels of service or improve our service.

Our operations depend on our access to the names, telephone numbers and other information that we supply directly to callers or we use in providing our services.  The availability, cost, quality and usefulness of such data varies widely across geographic regions.  If we are unable to obtain or update directory or information content at an economical cost, we may be unable to provide current levels of service, improve our Enhanced Directory Assistance service or provide new services and features.  Ultimately, the satisfaction of callers and our carrier customers, and our ability to renew and extend our current customer contracts, enter into new customer contracts and expansion of our Infone service, depends on the quality of services we provide.  The quality of our services is directly related to the quality of our listings data and other information content.

As we rely on a limited number of suppliers, an abrupt loss of any key supplier could adversely affect our business operations or delay our development efforts.

We rely on some key suppliers to provide us with programming and engineering services and to license us their technology.  An abrupt loss of any current key supplier could cause a disruption in our operations or a delay in our development efforts and could adversely affect our business operations.

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

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure needed to maintain or expand our call center and network capabilities, enhance and expand the range of services and features we offer, respond to competitive pressures and potential opportunities, such as investments, acquisitions and new product initiatives and growth strategies and advertise, market and promote Infone.  We cannot be certain that additional financing will be available on terms favorable to us or at all.  The terms of available financing may place limits on our financial and operating flexibility.  If adequate financing is not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities.

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

Our common stock price is volatile.

The market price of our common stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors.  These factors include, among others, those that affect our quarterly and annual operating results and the following:

•      Announcements of extensions, expirations or changes in our contracts and the effects on our call centers and infrastructure of such activities;

•      Announcements relating to material events concerning our customers;

•      Actual or anticipated variations in our results of operations;

•      The success of our Infone service;

•      Changes in financial estimates by securities analysts;

•      Obsolescence of technologies that we or our customers use;

•      Introductions of new technologies, products or features;

•      New product initiatives and growth strategies; and

•      General market conditions.

From January 1, 2003 through December 31, 2003, our common stock price fluctuated from a low of $1.65 per share to a high of $7.24 per share and has on several days fluctuated more than 10%.  These trading prices may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, and our Board of Directors has the authority to fix the preferences, limitations and relative rights of those shares without any vote or action by the shareholders.  The potential issuance of preferred stock may delay or prevent a change in control of our company, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  In addition, provisions under Oregon law limit the ability of parties who acquire a significant amount of voting stock to exercise control over our company.  These provisions may have the effect of lengthening the time required for a person to acquire control of our Company through a proxy contest or the election of a majority of the Board of Directors and may deter efforts to obtain control of our Company.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at December 31, 2003 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages 27 through 40.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated our disclosure controls and procedures at the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are adequate and effective.  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Compliance with Section 16(a) of the Exchange Act.  The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Code of Ethics.  We have adopted a “Code of Business Conduct and Ethics” applicable to our directors, officers and employees and a “Code of Ethics” applicable to our Chief Executive Officer and our senior financial officers.  Both our Code of Business Conduct and Ethics and our Code of Ethics are available by requesting a free copy by writing us at Metro One Telecommunications, Inc., 11200 Murray Scholls Place, Beaverton, OR 97007, attention Investor Relations.  We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics or Code of Ethics by disclosing such matters in the Investor Relations section of our website.

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting under the caption “Principal Shareholders,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2004 Annual Meeting under the caption “Principal Auditor Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Financial Statements

Independent Auditors’ Report

Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001

Balance Sheets at December 31, 2003 and 2002

Statements of Shareholders’ Equity for each of the years ended December 31, 2003, 2002 and 2001

Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements

(a)(2)	Exhibits

3.1	Third Restated Articles of Incorporation of Metro One Telecommunications, Inc.

3.2	Amendment to Third Restated Articles of Incorporation of Metro One Telecommunications, Inc.

3.3	Amended and Restated Bylaws of Metro One Telecommunications, Inc.

10.1	Form of Enhanced Directory Assistance Agreement (1)

10.11	Lease Agreement between and among Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (2)

10.21	Commercial Lease Agreement between Murray Scholls, LLC and the Company (3)

10.23	Deferred Compensation Plan Document (3)*

10.24	1999 Employee Stock Purchase Plan, as amended (3)*

10.27	1994 Stock Incentive Plan, as amended (4)*

10.28	2003 Employment Agreement with Timothy A. Timmins (5)*

23.1	Consent of Deloitte & Touche LLP, independent auditors

31.1	Certification of Timothy A. Timmins pursuant to Rule 15d-14(a)

31.2	Certification of Dale N. Wahl pursuant to Rule 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Management contract or compensatory plan

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated October 22, 1999, Commission No. 0-27024.

(2)	Incorporated herein by reference to the Company’s annual report on Form 10-K dated March 31, 1999, Commission No. 0-27024.

(3)	Incorporated herein by reference to the Company’s annual report on Form 10-K dated April 2, 2001, Commission No. 0-27024 and to the Company’s Form S-8 dated September 26, 2003, Commission No. 0-27024.

(4)	Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002, Commission No. 0-27024 and to the Company’s Form S-8 dated September 10, 2002, Commission No. 0-27024.

(5)	Incorporated herein by reference to the Company’s annual report on Form 10-K dated March 31, 2003, Commission No. 0-27024

(b) Reports Filed on Form 8-K

On October 24, 2003, we filed a current report on Form 8-K, dated October 24, 2003, under Item 12, Results of Operations and Financial Condition which furnished our third quarter 2003 financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

	By:	/s/ Timothy A. Timmins
Timothy A. Timmins
President and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Timothy A. Timmins	President, Chief Executive	March 15, 2004
Timothy A. Timmins	Officer and Director
(Principal Executive Officer)

/s/ Gary E. Henry	Executive Vice President,	March 15, 2004
Gary E. Henry	Chief Operating Officer
and Director

/s/ Dale N. Wahl	Senior Vice President,	March 15, 2004
Dale N. Wahl	Chief Financial Officer
(Principal Financial Officer)

/s/ Duane C. Fromhart	Vice President, Finance	March 15, 2004
Duane C. Fromhart	(Principal Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	March 15, 2004
William D. Rutherford

/s/ Roger L. Pringle	Director	March 15, 2004
Roger L. Pringle

/s/ James M. Usdan	Director	March 15, 2004
James M. Usdan

/s/ David A. Williams	Director	March 15, 2004
David A. Williams

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Shareholders of

Metro One Telecommunications, Inc.

Beaverton, Oregon

We have audited the accompanying balance sheets of Metro One Telecommunications, Inc. as of December 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Metro One Telecommunications, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 12, 2004

Metro One Telecommunications, Inc.

Statements of Operations  (In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001

Revenues	$201,636	$257,951	$233,318

Costs and expenses:
Direct operating	117,126	144,164	131,851
Selling, general and administrative	128,271	72,461	65,422
Impairment loss on goodwill and related intangible assets	4,715	—	—
	250,112	216,625	197,273

(Loss) income from operations	(48,476)	41,326	36,045

Other income, net	678	978	1,388
Interest and loan fees	—	(10)	(895)

(Loss) income before income taxes	(47,798)	42,294	36,538
Income tax (benefit) expense	(14,489)	16,165	8,116
Net (loss) income	$(33,309)	$26,129	$28,422

Net (loss) income per common share:

Basic	$(1.35)	$1.06	$1.20
Diluted	$(1.35)	$1.04	$1.15

Weighted average shares outstanding:
Basic	24,706	24,576	23,589
Diluted	24,706	25,078	24,812

The accompanying notes are an integral part of these financial statements.

Metro One Telecommunications, Inc.

Balance Sheets  (In thousands)

	December 31,
	2003	2002

Assets

Current assets:
Cash and cash equivalents	$44,381	$76,528
Restricted cash	4,900	3,348
Accounts receivable	32,078	31,321
Prepaid costs and other current assets	15,944	6,498

Total current assets	97,303	117,695

Furniture, fixtures and equipment, net	62,187	71,668
Goodwill	—	4,432
Intangible assets	4,819	4,023
Other assets	575	871

Total assets	$164,884	$198,689

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$3,146	$1,366
Accrued liabilities	2,634	1,054
Accrued payroll and related costs	12,297	11,570

Total current liabilities	18,077	13,990

Deferred tax liabilities	3,799	8,789
Other long-term liabilities	670	521

Total liabilities	22,546	23,300

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,775 and 24,682 shares issued and outstanding at December 31, 2003 and 2002, respectively	119,683	119,425
Retained earnings	22,655	55,964

Shareholders’ equity	142,338	175,389

Total liabilities and shareholders’ equity	$164,884	$198,689

The accompanying notes are an integral part of these financial statements.

Metro One Telecommunications, Inc.

Statements of Shareholders’ Equity  (In thousands)

	Shareholders’ Equity
	Common Stock		Retained Earnings	Shareholders’ Equity
	Shares	Amount

Balances at December 31, 2000	17,747	$43,991	$1,413	$45,404

Issuance of common stock, net	6,000	64,607	—	64,607
Shares issued in business combination	155	3,200	—	3,200
Employee stock options exercised	510	3,300	—	3,300
Tax benefit from stock plans	—	1,730	—	1,730
Employee stock purchase plan	51	706	—	706
Net income	—	—	28,422	28,422

Balances at December 31, 2001	24,463	117,534	29,835	147,369

Employee stock options exercised	91	594	—	594
Tax benefit from stock plans	—	498	—	498
Employee stock purchase plan	128	799	—	799
Net income	—	—	26,129	26,129

Balances at December 31, 2002	24,682	119,425	55,964	175,389

Tax benefit from stock plans	—	24	—	24
Employee stock purchase plan	93	234	—	234
Net loss	—	—	(33,309)	(33,309)

Balances at December 31, 2003	24,775	$119,683	$22,655	$142,338

The accompanying notes are an integral part of these financial statements.

Metro One Telecommunications, Inc.

Statements of Cash Flows  (In thousands)

	Years ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net (loss) income	$(33,309)	$26,129	$28,422
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,585	18,794	15,824
Loss on disposal of fixed assets	94	398	176
Impairment loss on goodwill and related intangible assets	4,715	—	—
Deferred rent	149	243	248
Deferred income taxes	(5,963)	5,325	1,775
Tax benefit from employee stock plans	24	498	1,730
Changes in certain assets and liabilities:
Accounts receivable	(757)	1,473	3,765
Prepaid costs and other assets	(9,815)	(3,022)	(2,727)
Accounts payable and other liabilities	4,088	(4,531)	649

Net cash (used in) provided by operating activities	(19,189)	45,307	49,862

Cash flows from investing activities:
Capital expenditures	(11,640)	(21,416)	(27,966)
Acquisition of business	—	—	(3,388)

Net cash used in investing activities	(11,640)	(21,416)	(31,354)

Cash flows from financing activities:
Cash restricted to secure letter of credit	(1,552)	(2,448)	(900)
Net repayment of line of credit	—	—	(4,750)
Repayment of debt	—	—	(34,242)
Proceeds from issuance of common stock, net	—	—	64,607
Proceeds from exercise of stock options and employee stock purchases	234	1,393	4,006

Net cash (used in) provided by financing activities	(1,318)	(1,055)	28,721

Net (decrease) increase in cash and cash equivalents	(32,147)	22,836	47,229

Cash and cash equivalents, beginning of year	76,528	53,692	6,463

Cash and cash equivalents, end of year	$44,381	$76,528	$53,692

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$875	$12,358	$4,395
Cash paid for interest	2	11	993

Summary of non-cash investing and financing activities:
Issuance of 155 shares of common stock in business combination	$—	$—	$3,200

The accompanying notes are an integral part of these financial statements.

Metro One Telecommunications, Inc.

Notes to Financial Statements

1.             Summary of Operations and Significant Accounting Policies

Nature of Operations.  We provide Enhanced Directory Assistance and information services to telecommunications carriers, their customers and directly to businesses and other customers.  Revenues are derived principally through fees charged to telecommunications carriers and other customers.  We operate call centers located in many metropolitan areas throughout the United States.

Major Customers.  In each of the years ended December 31, 2003, 2002 and 2001, a small number of customers accounted for substantially all revenue and accounts receivable reported.  In 2003, our three largest customers accounted for approximately 44%, 35% and 13% of our revenues.  Our three largest customers accounted for approximately 33%, 33% and 24% of revenue in 2002 and approximately 32%, 30% and 23% of revenue in 2001.  In 2003 and historically, we have not incurred significant losses related to our accounts receivable.

Significant Events.  Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties, thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 44%, 33% and 30% of our revenues in 2003, 2002 and 2001, respectively.  We expect that the call volume from AT&T Wireless will transition away from us during the second quarter of 2004.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of this contract.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13%, 33% and 32% of our total revenue in 2003, 2002 and 2001, respectively.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the fiscal year.  Actual results could differ from those estimates.

Reclassification.  Certain balances in the 2002 and 2001 financial statements have been reclassified to conform to 2003 presentations.  Such reclassifications had no effect on reported net income.

Cash and Cash Equivalents.  Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Furniture, Fixtures and Equipment.  Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life.  Expenses for repairs and maintenance are expensed as incurred.

Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over its estimated economic life, through December 31, 2001.  On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142.  Under SFAS No. 142, we discontinued amortization of goodwill and are required to evaluate goodwill for impairment annually and whenever events or changes in circumstances may indicate that the carrying amount of goodwill is impaired.  When we performed our evaluation of goodwill in 2003, particularly given the expiration of our contract with AT&T Wireless in December 2003, our analysis indicated that our estimate of the fair value of our business was less than its carrying value, therefore, the book value of goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

Intangible Assets.  Intangible assets include patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted.  Accumulated amortization related to intangible assets was $1,192,000 and $634,000 at December 31, 2003 and 2002, respectively.  The related amortization expense was $558,000, $377,000 and $210,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2003 is shown below.   We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted, totaling $2.6 million at December 31, 2003.

Year Ending December 31,	Estimated amortization expense
(In thousands)
2004	$560
2005	538
2006	435
2007	415
2008	239

Impairment of Long-lived and Intangible Assets.  We evaluate the carrying value of furniture, fixtures, equipment and intangible assets with finite lives for possible impairment whenever events or changes in circumstances indicate that such assets may be impaired.  If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value.  We prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to determine its fair value.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and accrued payroll and related costs approximate fair value due to their short-term maturities.

Revenue Recognition.  Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue from our Infone® service is recognized on a per-call basis.  Revenue is recognized as services are provided.

Advertising.  Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $50 million in 2003, primarily related to marketing and promotion of our Infone service launched in May 2003.

Net (Loss) Income Per Share.  We report basic and diluted net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic net (loss) income per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net (loss) income per share is calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options, based on the treasury stock method, unless inclusion of such potential shares would be anti-dilutive.

Stock-Based Compensation.  We have elected to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”   Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our Stock Incentive Plan (the “Plan”).

If compensation cost on stock options granted in 2003, 2002 and 2001 under the Plan had been determined based on the fair value of the options as of the grant date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below for the years ended December 31:

	2003	2002	2001
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(33,309)	$26,129	$28,422
Stock-based compensation expense	(4,135)	(4,250)	(2,804)
Net (loss) income, pro forma	$(37,444)	$21,879	$25,618

Basic net (loss) income per share, as reported	$(1.35)	$1.06	$1.20
Basic net (loss) income per share, pro forma	$(1.52)	$0.89	$1.09

Diluted net (loss) income per share, as reported	$(1.35)	$1.04	$1.15
Diluted net (loss) income per share, pro forma	$(1.52)	$0.87	$1.03

The pro forma amounts may not be indicative of the effects on reported results for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	2.9%	4.1%	4.4%
Expected volatility	98.7%	82.8%	87.0%
Expected life in years	4.0	4.0	4.0

Weighted-average fair value of options granted	$3.40	$13.92	$15.59

Commitments and Contingencies.  We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2003, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2004 and is typically renewed on an annual basis.

Recent Accounting Pronouncements.  In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the provisions of which are effective for exit or disposal activities that are initiated after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under previous guidance, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  We adopted this statement effective January 1, 2003.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The disclosure requirements in this interpretation were applied as of

December 31, 2002.  We adopted the recognition provisions of FIN 45 effective January 1, 2003.  The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

2.             Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2003	2002
	(In thousands)
Equipment	$109,052	$101,198
Furniture and fixtures	14,598	14,788
Leasehold improvements	7,380	7,211

	131,030	123,197
Accumulated depreciation	(68,843)	(51,529)

Total furniture, fixtures and equipment, net	$62,187	$71,668

3.             Goodwill and other intangible assets

The following presents the activity in goodwill for the years ended December 31, 2003 and 2002:

Balance at January 1, 2002	$4,432
No activity	—
Balance at January 1, 2003	4,432
Impairment loss	(4,432)

Balance at December 31, 2003	$—

The following presents our net (loss) income adjusted for the adoption of SFAS No. 142:

	2003	2002	2001
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(33,309)	$26,129	$28,422
Goodwill amortization	—	—	401
Other intangible amortization	—	—	117

Net (loss) income, adjusted	$(33,309)	$26,129	$28,940

Basic net (loss) income per share, as reported	$(1.35)	$1.06	$1.20
Basic net (loss) income per share, adjusted	$(1.35)	$1.06	$1.23

Diluted net (loss) income per share, as reported	$(1.35)	$1.04	$1.15
Diluted net (loss) income per share, adjusted	$(1.35)	$1.04	$1.17

Below is a summary of other intangible assets:

	Gross carrying amount	Accumulated amortization
	(In thousands)
Amortized intangibles:
Patents	$4,934	$977
Trademarks	994	189
Other	83	26

Totals	$6,011	$1,192

4.             Lease Obligations

We lease operating facilities and equipment under operating leases with remaining terms of one to seven years.  Rental expenses related to operating leases were approximately $9,513,000, $9,355,000 and $7,496,000 in 2003, 2002 and 2001, respectively.

Minimum annual rent payments for the five years subsequent to 2003 and in the aggregate thereafter are as follows:

Year Ending December 31,	Annual lease payments
(In thousands)
2004	$8,865
2005	7,708
2006	5,875
2007	4,590
2008	2,609
Thereafter	1,263
Total minimum lease payments	$30,910

5.             Shareholders’ Equity

Significant Transactions.  On January 31, 2001, our shareholders approved the issuance and sale to Sonera Media Holding B.V. of 6,000,000 shares of common stock for a net amount of approximately $64,600,000, which represented approximately 25.5% of our outstanding common stock after the issuance.  At that time, Sonera Media Holding B.V. was a wholly-owned subsidiary of Sonera Corporation, a publicly traded telecommunications company organized in Finland.  This transaction was completed in February 2001.  During February and March 2001, we paid all outstanding debt with a portion of the proceeds from this transaction.  In August 2002, the shares were transferred to Sonera Holding B.V., another wholly-owned subsidiary of Sonera Corporation.  In December 2002, Sonera Corporation merged with Telia AB to form TeliaSonera AB.   According to a Form 13-D/A filed with the Securities and Exchange Commission in January 2004, TeliaSonera AB reported that it no longer holds any shares of our common stock.

Preferred Stock.  We have authorized 10,000,000 shares of preferred stock for issuance.  Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares.  No preferred shares were issued or outstanding as of December 31, 2003.

Common Stock Options.  We have a Stock Incentive Plan (the “Plan”), approved by our shareholders, which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2003, approximately 903,000 shares of common stock were reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

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

A summary of the status of our stock option plan as of December 31, and changes during the years ending on those dates is as follows:

	2003		2002		2001
	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price	Shares	Weighted- Average Exer. Price
	(In thousands, except per share amounts)

Outstanding at beginning of year	2,422	$13.81	2,203	$12.16	2,056	$6.75
Granted	506	4.89	379	22.15	668	24.43
Exercised	—	—	(91)	6.52	(510)	6.47
Forfeited	(39)	18.60	(69)	16.54	(11)	9.81

Outstanding at end of year	2,889	$12.18	2,422	$13.81	2,203	$12.16

Options exercisable at year-end	2,236		1,781		1,448
Weighted-average exercise price of options exercisable at year end	$11.49		$10.81		$9.15

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
	(In thousands, except per share amounts)
$3.57 – 8.00	1,575	5.08	$5.70	1,243	$5.62
8.16 – 22.55	487	6.56	11.22	465	11.30
23.00	461	7.08	23.00	346	23.00
25.50 – 38.00	366	7.98	27.62	182	28.56
$3.57 – 38.00	2,889	6.01	$12.18	2,236	$11.50

We have an employee stock purchase plan (the “ESPP”), the purpose of which is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  In 2003, shareholders approved an amendment to the ESPP which increased the number of shares of common stock initially authorized for purchase under the ESPP by 250,000 shares, from 225,000 to 475,000 shares of common stock.  In addition, the amendment provides that the number of authorized shares automatically increases on January 1 of each year until and including January 1, 2013 by 1% of the number of shares of common stock outstanding on that date; provided, however, that the total number of shares of common stock available for issuance under the ESPP shall not exceed 3% of the number of shares of common stock outstanding on that date.  As of December 31, 2003, 173,000 shares of common stock were reserved for issuance under the ESPP.  Under the ESPP, during 2003, employees purchased approximately 93,000 shares at an average price of $2.52 per share.  During 2002, employees purchased approximately 128,000 shares at an average price of $6.24 per share.

6.             Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity.  Included in this classification for the years ended December 31, 2003, 2002 and 2001, is interest income of $668,000, $960,000 and $1,337,000, respectively.  In addition, this classification included other miscellaneous non-operating income and expenses, none of which were individually significant, netting to $10,000, $18,000 and $51,000 of income in 2003, 2002 and 2001, respectively.

7.             Income Taxes

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	2003	2002	2001
	(In thousands)
Current:
Federal	$(8,562)	$8,201	$5,671
State	36	2,639	670
	(8,526)	10,840	6,341
Deferred:
Federal	(5,298)	5,460	1,775
State	(665)	(135)	—
	(5,963)	5,325	1,775

Total tax (benefit) expense	$(14,489)	$16,165	$8,116

Income tax (benefit) expense differs from the amount that would result from applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2003	2002	2001

Federal statutory rate	(35.0)%	35.0%	34.0%
State income taxes, net of federal benefit	(0.9)	3.9	3.0
Federal and state tax credits	(1.0)	(1.5)	(6.0)
Impairment loss on goodwill and related intangible assets	3.4	0.0	0.0
Change in valuation allowance	5.3	0.0	(7.0)
Other	(2.1)	0.8	(1.8)

Effective tax rate	(30.3)%	38.2%	22.2%

Net deferred tax assets and liabilities are included in the following balance sheet line items:

	December 31,
	2003	2002
	(In thousands)
Prepaid costs and other current assets	$2,853	$1,881
Deferred tax liabilities	(3,799)	(8,789)

Net deferred tax liabilities	$(946)	$(6,908)

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,651	$569
Reserves not currently deductible	2,860	1,880
State taxes	—	150
Start-up costs	3,361	—
Deferred rent	265	204
Tax credit carryforwards	4,265	979
Total deferred tax asset	13,402	3,782
Less: Valuation allowance	(2,556)	—

Net deferred tax asset	10,846	3,782

Deferred tax liabilities:
Accumulated depreciation and amortization	(11,709)	(10,690)
Other	(83)	—
Total deferred tax liability	(11,792)	(10,690)

Net deferred tax liability	$(946)	$(6,908)

At December 31, 2003, we had approximately $1,626,000 and $32,536,000 of federal and state net operating loss carryforwards, respectively.  These net operating loss carryforwards expire during the years 2007 to 2023.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

8.             Net (Loss) Income Per Share

Basic net (loss) income per share is based on the weighted average number of common shares outstanding.  Diluted net (loss) income per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  There were no adjustments to net income for the calculation of both basic and diluted net (loss) income per share for all periods.

The calculation of weighted-average outstanding shares is as follows:

	Average Shares
	2003	2002	2001
	(In thousands)
Weighted average common shares outstanding (used in computing Basic net (loss) income per share)	24,706	24,576	23,589
Potential common shares	—	502	1,223

Weighted average common shares outstanding (used in computing Diluted net (loss) income per share)	24,706	25,078	24,812

Options to purchase approximately 2,889,000, 909,000 and 32,000 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive.

All common shares have been restated for a 50% stock dividend which resulted in a three-for-two stock split effective June 29, 2001.

9.             Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees.  The plan permits certain voluntary employee contributions to be excluded from the employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k).  Each employee becomes eligible to participate in the savings plan six months following the initial date of employment.  The employee must also complete at least 500 hours of service in any twelve-month period.  Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.  Participants’ interest in our contributions to the plan vest over a four-year period.  We made contributions of approximately $196,000, $201,000 and $159,000 during 2003, 2002 and 2001, respectively.

Supplemental Information

Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2003
Revenues	$59,336	$51,035	$45,516	$45,750
Direct operating expense	33,513	28,981	27,268	27,364
Selling, general and administrative expense	19,199	36,829	34,631	42,329 (1)
Income (loss) from operations	6,624	(14,775)	(16,383)	(23,943)
Net income (loss)	4,110	(9,180)	(10,653)	(17,587)
Basic net income (loss) per share	0.17	(0.37)	(0.43)	(0.71)
Diluted net income (loss) per share	0.17	(0.37)	(0.43)	(0.71)

2002
Revenues	$61,765	$67,853	$66,172	$62,161
Direct operating expense	35,250	37,518	37,133	34,262
Selling, general and administrative expense	18,013	18,504	17,167	18,777
Income from operations	8,502	11,831	11,872	9,122
Net income	5,432	7,471	7,389	5,837
Basic net income per share	0.22	0.30	0.30	0.24
Diluted net income per share	0.22	0.30	0.30	0.24

(1) In the fourth quarter of 2003, we recorded an impairment charge of $4.7 million to write off goodwill and certain related intangibles.