Form 10-Q
period 2004-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2004-05-10
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Number of shares of common stock outstanding as of May 5, 2004: 24,775,341 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.
Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2004	2003

Revenues	$43,529	$59,336

Costs and expenses:
Direct operating	25,543	33,513
Selling, general and administrative	25,954	19,199
	51,497	52,712

(Loss) income from operations	(7,968)	6,624

Other income, net	119	212

(Loss) income before income taxes	(7,849)	6,836
Income tax expense	—	2,726

Net (loss) income	$(7,849)	$4,110

Net (loss) income per common share:
Basic	$(0.32)	$.17
Diluted	$(0.32)	$.17

Weighted average shares outstanding:
Basic	24,775	24,682
Diluted	24,775	24,709

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Balance Sheets (Unaudited)

(In thousands)	March 31, 2004	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$49,252	$44,381
Restricted cash	4,900	4,900
Accounts receivable	30,420	32,078
Prepaid costs and other current assets	6,914	15,944

Total current assets	91,486	97,303

Furniture, fixtures and equipment, net	58,679	62,187
Intangible assets	5,032	4,819
Other assets	490	575

Total assets	$155,687	$164,884

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,952	$3,146
Accrued liabilities	1,883	2,634
Accrued payroll and related costs	12,857	12,297

Total current liabilities	16,692	18,077

Deferred tax liabilities	3,799	3,799
Other long-term liabilities	707	670

Total liabilities	21,198	22,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,775 and 24,682 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	119,683	119,683
Retained earnings	14,806	22,655

Total shareholders’ equity	134,489	142,338

Total liabilities and shareholders’ equity	$155,687	$164,884

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2004	2003

Cash flows from operating activities:
Net (loss) income	$(7,849)	$4,110
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,595	5,106
Loss on disposal of fixed assets	11	37
Deferred income taxes	—	(1,891)
Deferred rent	37	59
Changes in certain assets and liabilities:
Accounts receivable	1,658	1,537
Prepaid expenses and other assets	8,755	390
Accounts payable and other liabilities	(1,385)	5,064

Net cash provided by operating activities	6,822	14,412

Cash flows from investing activities:
Capital expenditures	(1,951)	(4,000)

Net cash used in investing activities	(1,951)	(4,000)

Net increase in cash and cash equivalents	4,871	10,412

Cash and cash equivalents, beginning of period	44,381	76,528

Cash and cash equivalents, end of period	$49,252	$86,940

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes, net	$(10,072)	$845
Cash paid for interest	$—	$9

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.
Notes to Condensed Financial Statements (Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  These condensed financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.  Certain balances in the prior period financial statements have been reclassified to conform to current period presentation.  Such reclassifications had no effect on reported net income.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $6.0 million in the three-month period ended March 31, 2004, primarily related to marketing and promotion of our Infone service launched in May 2003.  Subsequent to March 31, 2004, we also have committed to approximately $5.0 million of additional advertising and promotion funding which is expected to be expensed during the second quarter of 2004.

Stock-Based Compensation

We have elected to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”   Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our 1994 Stock Incentive Plan (the “Plan”).

If compensation cost on stock options granted under the Plan in the first three months of 2004 and 2003 had been determined based on the fair value of the options as of the grant date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below for the three month periods ended March 31:

	2004	2003
	(In thousands, except per share amounts)

Net (loss) income, as reported	$(7,849)	$4,110
Stock-based compensation expense	(878)	(936)
Net (loss) income, pro forma	$(8,727)	$3,174

Basic net (loss) income per share, as reported	$(.32)	$.17
Basic net (loss) income per share, pro forma	$(.35)	$.13

Diluted net (loss) income per share, as reported	$(.32)	$.17
Diluted net (loss) income per share, pro forma	$(.35)	$.13

2.              Net Income Per Share

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Weighted average shares outstanding used in computing basic net (loss) income per share	24,775	24,682
Potential common shares resulting from the exercise of stock options	—	27

Weighted average shares outstanding used in computing diluted net (loss) income per share	24,775	24,709

Options to purchase 3,082,000 and 1,856,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive.

3.              Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2004, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2005.

4.            Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 45% and 35% of our revenues in the first quarter of 2004 and 2003, respectively.  We expect that substantially all of the call volume from AT&T Wireless will transition away from us during the second quarter of 2004.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 33% of our total revenue in the first quarter of 2003.

We have begun to adjust personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, advertising costs or lack of market acceptance associated with the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing of the initiation of wireless or other telecommunications services through new delivery systems or their acceptance by customers, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions and the other factors discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview

We are the leading developer and provider of Enhanced Directory Assistance® and information services for the telecommunications industry.  In recent years, our efforts have focused on contracting with wireless carriers to provide our services to their subscribers.

Under our contracts, carriers agree to route some or all of their directory assistance calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name.

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees to their carrier ranging from $1.00 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge them.  We expect that average revenue per call may continue to decrease over time, as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers.  Prices for services provided to other types of customers, including individuals, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

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

The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During the first quarter of 2004, we spent approximately $6.0 million on such marketing and promotion campaigns, and we will likely spend significant additional funds on marketing and promotional activities in the future.

Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 45% and 35% of our revenues in the first quarter of 2004 and 2003, respectively.  We expect that substantially all of the call volume from AT&T Wireless will transition away from us during the second quarter of 2004.  The expiration of our contract with AT&T Wireless will have a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 33% of our total revenue in the first quarter of 2003.

We have begun to adjust personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

Results of Operations

This table shows selected items from our statements of income expressed as a percentage of revenues:

	Three Months Ended March 31,
	2004	2003

Revenues	100.0%	100.0%
Direct operating costs	58.7	56.5
Selling, general and administrative costs	59.6	32.4
(Loss) income from operations	(18.3)	11.1
Other income, net	0.3	0.4
(Loss) income before income taxes	(18.0)	11.5
Income tax expense	—	4.6
Net (loss) income	(18.0)%	6.9%

Comparison of first quarter 2004 to first quarter 2003

Revenues decreased 26.6% to $43.5 million from $59.3 million.  Call volume decreased to approximately 94 million calls from approximately 127 million calls.  These decreases resulted primarily from lower call volume from Sprint PCS due to expiration of their contract, partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call was between $0.46 and $0.47 in the first quarter of both 2004 and 2003.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 23.8% to $25.5 million from $33.5 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 58.7% from 56.5%, due primarily to higher costs associated with payroll taxes and our workers’ compensation and medical insurance programs.

Selling, general and administrative costs increased 35.2% to $26.0 million from $19.2 million.  This increase resulted primarily from marketing and promotion costs of approximately $6.0 million and increased network costs associated with our Infone service.  As a percentage of revenues, selling, general and administrative costs increased to 59.6% from 32.4% resulting from lower revenue and increased marketing, promotion and network costs.

Depreciation and amortization expense, a component of selling, general and administrative costs, increased 9.6% to $5.6 million from $5.1 million and increased to 12.9% from 8.6% of revenue.  The increase in depreciation and amortization was due primarily to the purchase of equipment for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

Other income was $119,000 and $212,000 in the first quarter of 2004 and 2003, respectively, and consisted primarily of interest income earned on cash and cash equivalents.  The decrease in 2004 compared to 2003 resulted primarily from a decrease in cash available for investment and a decrease in market interest rates.

Because of our operating loss in the first quarter of 2004, we recorded no income tax expense.  In the first quarter of 2003, income tax expense was $2.7 million, for an effective tax rate of approximately 39.9%, reflecting our estimated combined net federal and state statutory income tax rate.

Liquidity and Capital Resources

As of March 31, 2004, we had approximately $54.2 million in cash and cash equivalents and restricted cash (including $4.9 million of restricted cash) compared to approximately $49.3 million (including $4.9 million of restricted cash) at December 31, 2003.  The net increase of $4.9 million resulted primarily from our receipt of a refund of federal income taxes of approximately $10.1 million, partially offset by our use of cash to advertise, market and promote our Infone service and to purchase capital equipment.  We have no outstanding debt.

Working capital was $74.8 million at March 31, 2004, compared to $79.2 million at December 31, 2003. This decrease was primarily due to working capital used to advertise, market and promote Infone and the use of working capital to purchase capital equipment.

Cash flow from operations.  Net cash provided by operations was $6.8 million in the first quarter of 2004 compared to $14.4 million in the first quarter of 2003.  This difference resulted primarily from a decrease in revenues, an increase in cash paid for advertising and promotion expenses and an increase in cash paid to vendors and suppliers, partially offset by a decrease in cash paid to or on behalf of our employees and our receipt of a federal income tax refund in the first quarter of 2004 versus tax payments paid in the first quarter of 2003.  Cash received from customers decreased by approximately $15.7 million and cash paid to or on behalf of employees decreased by approximately $7.8 million primarily as a result of the decrease in call volume from Sprint PCS.  We also paid $6.0 million to advertise, market and promote Infone during the first quarter of 2004 compared to no such expenditures in the first quarter of 2003.  During the first quarter of 2004, we received a refund of federal income taxes of approximately $10.1 million compared to tax payments of approximately $845,000 made in the first quarter of 2003.  The increase in cash paid to vendors and suppliers was mainly due to the timing of payments for products and/or services, the costs of which may have been accrued or expensed in a period other than that in which the payments were made.

Cash flow from investing activities.  Cash used in investing activities was $2.0 million in the first quarter of 2004 resulting primarily from capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

Cash flow from financing activities.  There was no significant cash expended or generated related to financing activities in the first quarter of 2004.

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

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at March 31, 2004 was approximately $54.2 million, future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies and new product development and rollout may reduce available cash.  As necessary, we will attempt to establish borrowing arrangements in order to maintain adequate liquidity.   Depending on the development of our business, we believe we will have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

Subsequent to March 31, 2004, we committed approximately $5.0 million to future promotion of various information services, which amount we expect to expense in the second quarter of 2004 as the related marketing activities take place.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2003), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable.  Our customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  In addition, with the launch of our Infone service, we generate receivables from retail customers and businesses that may expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  At such time, we estimate the future cash flows expected upon eventual disposition and, if lower than the carrying amount, adjust the carrying amount of the asset to its estimated fair value.  Because of our changing business conditions and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record an impairment charge.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an impairment charge.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be different than the recorded reserves.  While we believe that the amounts reserved for these obligations are appropriate, any significant change in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at March 31, 2004 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                                                OTHER INFORMATION

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1                           Certification of Timothy A. Timmins pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2                           Certification of Dale N. Wahl pursuant to Securities and Exchange Commission Rule 13a-14(a)

32                                    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K

On February 20, 2004, we filed a current report on Form 8-K, dated February 20, 2004, under Item 12, Results of Operations and Financial Condition (which was filed under Item 9, Regulation FD Disclosure) which furnished our fourth quarter and full year financial statements for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                  May 10, 2004

METRO ONE TELECOMMUNICATIONS, INC.

By:	/s/ Dale N. Wahl
Dale N. Wahl
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Vice President, Finance
(Principal Accounting Officer)