Form 10-Q
period 2004-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2004-08-09
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Number of shares of common stock outstanding as of August 3, 2004: 24,897,712 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2004	2003	2004	2003

Revenues	$43,539	$51,035	$87,068	$110,370

Costs and expenses:
Direct operating	24,174	28,981	49,717	62,494
Selling, general and administrative	25,030	36,829	50,985	56,028
	49,204	65,810	100,702	118,522

Loss from operations	(5,665)	(14,775)	(13,634)	(8,152)

Other income, net	292	186	411	399

Loss before income taxes	(5,373)	(14,589)	(13,223)	(7,753)
Income tax expense (benefit)	124	(5,409)	124	(2,683)

Net loss	$(5,497)	$(9,180)	$(13,347)	$(5,070)

Net loss per common share:
Basic	$(.22)	$(.37)	$(.54)	$(.21)
Diluted	$(.22)	$(.37)	$(.54)	$(.21)

Weighted average shares outstanding:
Basic	24,845	24,693	24,810	24,703
Diluted	24,845	24,693	24,810	24,703

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Balance Sheets (Unaudited)

(In thousands)	June 30, 2004	December 31, 2003

Assets

Current assets:
Cash and cash equivalents	$54,345	$44,381
Restricted cash	4,900	4,900
Accounts receivable	24,923	32,078
Prepaid costs and other current assets	6,045	15,944

Total current assets	90,213	97,303

Furniture, fixtures and equipment, net	53,653	62,187
Intangible assets	5,227	4,819
Other assets	477	575

Total assets	$149,570	$164,884

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,897	$3,146
Accrued liabilities	2,102	2,634
Accrued payroll and related costs	11,914	12,297

Total current liabilities	15,913	18,077

Deferred tax liabilities	3,799	3,799
Other long-term liabilities	721	670

Total liabilities	20,433	22,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,898 and 24,682 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	119,829	119,683
Retained earnings	9,308	22,655

Total shareholders’ equity	129,137	142,338

Total liabilities and shareholders’ equity	$149,570	$164,884

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2004	2003

Cash flows from operating activities:
Net loss	$(13,347)	$(5,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,133	10,312
Loss on disposal of fixed assets	143	75
Deferred income taxes	—	(4,060)
Changes in certain assets and liabilities:
Accounts receivable	7,155	7,301
Prepaid costs and other assets	9,294	(11,498)
Accounts payable and other liabilities	(2,113)	1,651

Net cash provided by (used in) operating activities	12,265	(1,289)

Cash flows from investing activities:
Capital expenditures	(2,469)	(8,775)
Proceeds from sale of assets	22	65

Net cash used in investing activities	(2,447)	(8,710)

Cash flows from financing activities:
Restricted cash to secure letter of credit	—	(1,552)
Proceeds from exercise of stock options and employee stock purchases	146	60

Net cash provided by (used in) financing activities	146	(1,492)

Net increase (decrease) in cash and cash equivalents	9,964	(11,491)

Cash and cash equivalents, beginning of period	44,381	76,528

Cash and cash equivalents, end of period	$54,345	$65,037

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes, net	$(10,032)	$638

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

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $6 million and $12 million in the three-month and six month periods ended June 30, 2004, respectively, and approximately $17 million and $18 million in the three and six months periods ended June 30, 2003, respectively.  These expenses were primarily related to marketing and promotion of our Infone service.

Stock-Based Compensation

We have elected to account for stock options according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”   Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our 1994 Stock Incentive Plan and our 2004 Stock Incentive Plan (the “Plans”).

If compensation cost on stock options granted under the Plans in the three and six months periods ended June 30 of 2004 and 2003 had been determined based on the fair value of the options as of the grant date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the three and six month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss, as reported	$(5,497)	$(9,180)	$(13,347)	$(5,070)
Stock-based compensation expense	(827)	(987)	(1,706)	(1,917)
Net loss, pro forma	$(6,324)	$(10,167)	$(15,053)	$(6,987)

Basic net loss per share, as reported	$(0.22)	$(0.37)	$(0.54)	$(0.21)
Basic net loss per share, pro forma	$(0.25)	$(0.41)	$(0.61)	$(0.28)

Diluted net loss per share, as reported	$(0.22)	$(0.37)	$(0.54)	$(0.21)
Diluted net loss per share, pro forma	$(0.25)	$(0.41)	$(0.61)	$(0.28)

2.                                      Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  There were no adjustments to net loss in the calculation of both basic and diluted net loss per share for all periods presented.

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Weighted average shares outstanding used in computing Basic net loss per share	24,845	24,693	24,810	24,703
Potential common shares resulting from the exercise of stock options	—	—	—	—

Weighted average shares outstanding used in computing Diluted net loss per share	24,845	24,693	24,810	24,703

Options to purchase 3,015,000 and 2,812,000 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share for the three months ended June 30, 2004 and 2003, respectively, because their effect would be anti-dilutive.  Options to purchase 3,015,000 and 2,723,000 shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share for the six months ended June 30, 2004 and 2003, respectively, because their effect would be anti-dilutive.

3.                                      Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2004, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2005.

4.                                      Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 40% and 45% of our revenues in the three month periods ended June 30, 2004 and 2003, respectively, and approximately 43% and 39% of our revenues in the six month periods ended June 30, 2004 and 2003, respectively.  Most of the AT&T Wireless call volume transitioned away from us during the second quarter of 2004.  Substantially all of the remainder of the call volume from AT&T Wireless has transitioned away from us as of the date of this filing.  The expiration of our contract with AT&T Wireless has had, and will continue to have, a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13% of our total revenue in the second quarter of 2003, and approximately 23% for the six month period ended June 30, 2003.

We have adjusted personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

In a recent decision, the California Public Utilities Commission implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications.  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in July 2004, we received and recorded a refund from SBC in the amount of approximately $2.9 million.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees to their carrier ranging from $1.00 to $1.40 plus airtime charges for our services.  We bear no subscriber collection risk with respect to wholesale carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our wholesale carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us, our long-term strategy has been based in part on reducing the price we charge them.  We expect that average wholesale revenue per call will continue to decrease as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers.  Prices for services provided to other types of customers, including individuals, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, is intense.  With slowing subscriber growth and declining revenue per user, carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation.  In response to these and other issues, in May 2003, we launched Infone, a service that provides enhanced directory and personal assistant services directly to consumers.  Callers may use the service from nearly any domestic telephone, landline or wireless, simply by dialing “888-411-1111.”  Billing is handled by using a major credit card.  Calls can be connected nationwide and to Canada and Puerto Rico for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.

The launch of Infone has been accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During the second quarter of 2004, we spent approximately $6 million, and for the six month period ended June 30, 2004, we spent approximately $12 million on such marketing and promotion campaigns.  We will likely spend significant additional funds on marketing and promotional activities in the future.  As of July 30, 2004, the date of our second quarter 2004 financial results press release, we had obtained approximately 83,000 Infone subscribers.

Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 40% and 45% of our revenues in the three month periods ended June 30, 2004 and 2003, respectively, and approximately 43% and 39% of our revenues in the six month periods ended June 30, 2004 and 2003, respectively.  Most of the AT&T Wireless call volume transitioned away from us during the second quarter of 2004.  Substantially all of the remainder of the call volume from AT&T Wireless has transitioned away from us as of the date of this filing.  The expiration of our contract with AT&T Wireless has had, and will continue to have, a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13% of our total revenue in the second quarter of 2003, and approximately 23% for the six month period ended June 30, 2003.

We have adjusted personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

In a recent decision, the California Public Utilities Commission implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications.  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in July 2004, we received and recorded a refund from SBC in the amount of approximately $2.9 million.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	55.5	56.8	57.1	56.6
Selling, general and administrative costs	57.5	72.2	58.6	50.8
Loss from operations	(13.0)	(29.0)	(15.7)	(7.4)
Other income, net	0.7	0.4	0.5	0.4
Loss before income taxes	(12.3)	(28.6)	(15.2)	(7.0)
Income tax expense (benefit)	0.3	(10.6)	0.1	(2.4)
Net loss	(12.6)%	(18.0)%	(15.3)%	(4.6)%

Comparison of second quarter 2004 to second quarter 2003

Revenues decreased 14.7% to $43.5 million from $51.0 million.  Call volume decreased to approximately 94 million calls from approximately 110 million calls.  These decreases resulted primarily from lower call volume from Sprint PCS due to expiration of its contract and a reduction of call volume from AT&T Wireless as it began its transition away from us during the second quarter due to the expiration of its contract.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call was between $0.46 and $0.47 in the second quarter of both 2004 and 2003.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 16.6% to $24.2 million from $29.0 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs decreased to 55.5% from 56.8%, due primarily to increased efficiency in the call centers related to technology improvements.

Selling, general and administrative costs decreased 32.0% to $25.0 million from $36.8 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $11.5 million.  As a percentage of revenues, selling, general and administrative costs decreased to 57.5% from 72.2% resulting from lower marketing and promotion costs.

Depreciation and amortization expense, a component of selling, general and administrative costs, increased 6.4% to $5.5 million from $5.2 million and increased to 12.7% from 10.2% of revenue.  The increase in depreciation and amortization was due primarily to the purchase of equipment for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in new products and product development activities.

Other income was $292,000 and $186,000 in the second quarter of 2004 and 2003, respectively, and consisted primarily of interest income earned on cash and cash equivalents and various miscellaneous items.

Income tax expense in the second quarter of 2004 was approximately $124,000, primarily related to the adjustment of prior estimates to actual state income tax returns filed.  Because of our operating loss in the second quarter of 2004, we recorded no federal income tax expense.  In the second quarter of 2003, the income tax benefit was approximately $5.4 million, to recognize tax loss carrybacks.

Comparison of the first six months 2004 to the first six months of 2003

Revenues decreased 21.1% to $87.1 million from $110.4 million.  Call volume decreased to approximately 189 million calls from approximately 236 million calls.  These decreases resulted primarily from lower call volume from Sprint PCS due to expiration of its contract and a reduction of call volume from AT&T Wireless as it began its transition away from us during the second quarter due to the expiration of its contract.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call was between $0.46 and $0.47 in the first six months of both 2004 and 2003.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 20.4% to $49.7 million from $62.5 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 57.1% from 56.6%, due primarily to higher costs associated with payroll taxes and our workers’ compensation and medical insurance programs, partially offset by increased efficiency in the call centers related to technology improvements.

Selling, general and administrative costs decreased 9.0% to $51.0 million from $56.0 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $6.2 million.  As a percentage of revenues, selling, general and administrative costs increased to 58.6% from 50.8% resulting from lower revenues in 2004, partially offset by lower marketing and promotion costs.

Depreciation and amortization expense, a component of selling, general and administrative costs, increased 8.0% to $11.1 million from $10.3 million and increased to 12.7% from 9.3% of revenue.  The increase in depreciation and amortization was due primarily to the purchase of equipment for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in new products and product development activities.

Other income was $411,000 and $399,000 in the first six months of 2004 and 2003, respectively, and consisted primarily of interest income earned on cash and cash equivalents and various miscellaneous items.

Income tax expense in the first six months of 2004 was approximately $124,000, primarily related to the adjustment of prior estimates to actual state income tax returns filed.  Because of our operating loss in the first six months of 2004, we recorded no federal income tax expense.  In the first six months of 2003, the income tax benefit was $2.7 million, to recognize tax loss carrybacks.

Liquidity and Capital Resources

As of June 30, 2004, we had approximately $59.2 million in cash and cash equivalents and restricted cash (including $4.9 million of restricted cash) compared to approximately $49.3 million (including $4.9 million of restricted cash) at December 31, 2003.  The net increase of $9.9 million resulted primarily from our receipt of a refund of federal income taxes of approximately $10.1 million and the timing of collections of accounts receivable, partially offset by our use of cash to advertise, market and promote our Infone service and to purchase capital equipment.  We have no outstanding debt.

Working capital was $74.3 million at June 30, 2004, compared to $79.2 million at December 31, 2003. This decrease was primarily due to working capital used to advertise, market and promote Infone and the use of working capital to purchase capital equipment.

Cash flow from operations.  Net cash provided by operations was $12.3 million for the six months ended June 30, 2004 compared to net cash used in operations of $1.3 million for the six months ended June 30, 2003.  This difference resulted primarily from a decrease in the amount of cash paid for advertising and promotion and the receipt in the first quarter of 2004 of a refund of federal income taxes of approximately $10.1 million, partially offset by an increase in our net loss for the six month period ended June 30, 2004 compared to the six months ended June 30, 2003.

Cash flow from investing activities.  Cash used in investing activities was $2.4 million in the first six months of 2004 resulting primarily from capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

Cash flow from financing activities.  There was no significant cash expended or generated related to financing activities in the first six months of 2004.

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

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at June 30, 2004 was approximately $59.2 million, future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies and new product development and rollout likely will reduce available cash.  As necessary, we will attempt to establish borrowing arrangements in order to maintain adequate liquidity.   Depending on the development of our business, we believe we will have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at June 30, 2004 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                                                OTHER INFORMATION

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on June 2, 2004:

A.                                   Gary E. Henry, William D. Rutherford and James M. Usdan were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified.  Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term Expiration	Votes For	Votes Withheld
Gary E. Henry	2006	21,138,665	315,676

William D. Rutherford	2007	21,137,292	317,049

James M. Usdan	2007	20,287,739	1,166,602

B.                                     A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to each such matter is as follows:

	Votes For	Votes Against	Abstained	Broker Non-votes
Proposal to approve the 2004 Stock Incentive Plan, effectively continuing the 1994 Stock Incentive Plan for an additional two-year period	5,457,644	2,476,989	99,971	13,419,737

Proposal to ratify the selection of Deloitte & Touche LLP as Metro One’s independent auditors for the year ending December 31, 2004	21,140,461	217,537	96,343	—

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.1                           2004 Stock Incentive Plan (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14-A filed with the Commission on April 26, 2004)

31.1                           Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2                           Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1                     Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

(b)         Reports on Form 8-K

On April 23, 2004, we filed a current report on Form 8-K, dated April 23, 2004, under Item 12, Results of Operations and Financial Condition which furnished our first quarter financial statements for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)