Form 10-Q
period 2004-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2004-11-09
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

`

Number of shares of common stock outstanding as of November 9, 2004: 24,984,026 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Revenues	$30,623	$45,516	$117,691	155,886

Costs and expenses:
Direct operating	17,585	27,268	67,302	89,762
Selling, general and administrative	21,119	34,631	72,103	90,659
	38,704	61,899	139,405	180,421

Loss from operations	(8,081)	(16,383)	(21,714)	(24,535)

Other income, net	194	134	605	533

Loss before income taxes	(7,887)	(16,249)	(21,109)	(24,002)
Income tax expense (benefit)	—	(5,596)	124	(8,279)

Net loss	$(7,887)	$(10,653)	$(21,233)	$(15,723)

Net loss per common share:
Basic	$(.32)	$(.43)	$(.85)	$(.64)
Diluted	$(.32)	$(.43)	$(.85)	$(.64)

Weighted average shares outstanding:
Basic	24,898	24,698	24,839	24,696
Diluted	24,898	24,698	24,839	24,696

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands)	2004	2003

Assets

Current assets:
Cash and cash equivalents	$55,930	$44,381
Restricted cash	4,900	4,900
Accounts receivable	18,245	32,078
Prepaid costs and other current assets	8,489	15,944

Total current assets	87,564	97,303

Furniture, fixtures and equipment, net	49,064	62,187
Intangible assets	5,407	4,819
Other assets	471	575

Total assets	$142,506	$164,884

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$760	$3,146
Accrued liabilities	2,828	3,580
Accrued payroll and related costs	11,219	12,297

Total current liabilities	14,807	19,023

Deferred tax liabilities	5,720	2,853
Other long-term liabilities	729	670

Total liabilities	21,256	22,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,898 and 24,682 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	119,829	119,683
Retained earnings	1,421	22,655

Total shareholders’ equity	121,250	142,338

Total liabilities and shareholders’ equity	$142,506	$164,884

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2004	2003

Cash flows from operating activities:
Net loss	$(21,233)	$(15,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,560	15,888
Loss on disposal of fixed assets	158	91
Deferred income taxes	1,920	(3,645)
Changes in certain assets and liabilities:
Accounts receivable	13,833	6,667
Prepaid costs and other assets	6,517	(14,854)
Accounts payable and other liabilities	(3,211)	990

Net cash provided by (used in) operating activities	14,544	(10,586)

Cash flows from investing activities:
Capital expenditures	(3,163)	(10,580)
Proceeds from sale of assets	22	35

Net cash used in investing activities	(3,141)	(10,545)

Cash flows from financing activities:
Restricted cash to secure letter of credit	—	(1,552)
Proceeds from exercise of stock options and employee stock purchases	146	61

Net cash provided by (used in) financing activities	146	(1,491)

Net increase (decrease) in cash and cash equivalents	11,549	(22,622)

Cash and cash equivalents, beginning of period	44,381	76,528

Cash and cash equivalents, end of period	$55,930	$53,906

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes, net	$(10,023)	$854

The accompanying notes are an integral part of these condensed financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.  These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim period shown in this report are not necessarily indicative of results for any future interim period or the entire fiscal year.

The condensed consolidated financial statements include the accounts of Metro One Telecommunications, Inc. and all of our wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $2.5 million and $14.4 million in the three-month and nine month periods ended September 30, 2004, respectively, and approximately $14.5 million and $32.7 million in the three and nine months periods ended September 30, 2003, respectively.  These expenses were primarily related to marketing and promotion of our Infone service.

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

If compensation cost on stock options granted under the Plans in the three and nine months periods ended September 30, 2004 and 2003 had been determined based on the fair value of the options as of the grant date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss, as reported	$(7,887)	$(10,653)	$(21,233)	$(15,723)
Stock-based compensation expense	(839)	(1,057)	(2,545)	(3,034)
Net loss, pro forma	$(8,726)	$(11,710)	$(23,778)	$(18,757)

Basic net loss per share, as reported	$(0.32)	$(0.43)	$(0.85)	$(0.64)
Basic net loss per share, pro forma	$(0.35)	$(0.47)	$(0.96)	$(0.76)

Diluted net loss per share, as reported	$(0.32)	$(0.43)	$(0.85)	$(0.64)
Diluted net loss per share, pro forma	$(0.35)	$(0.47)	$(0.96)	$(0.76)

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

The calculation of weighted average outstanding shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Weighted average shares outstanding used in computing basic net loss per share	24,898	24,698	24,839	24,696
Potential common shares resulting from the exercise of stock options	—	—	—	—

Weighted average shares outstanding used incomputing diluted net loss per share	24,898	24,698	24,839	24,696

Options to purchase 2,999,000 and 2,844,000 shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2004 and 2003, respectively, because their effect would be anti-dilutive.

3.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At September 30, 2004, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2005.

4.     Significant Events

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 5% and 49% of our revenues in the three month periods ended September 30, 2004 and 2003, respectively, and approximately 33% and 42% of our revenues in the nine month periods ended September 30, 2004 and 2003, respectively.  Most of the AT&T Wireless call volume transitioned away from us during the second quarter of 2004.  Substantially all of the remainder of the call volume from AT&T Wireless transitioned away from us by the end of August 2004.  The expiration of our contract with AT&T Wireless has had, and will continue to have, a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 1% of our total revenue in the third quarter of 2003, and approximately 17% for the nine month period ended September 30, 2003.

We have adjusted personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

In a recent decision, the California Public Utilities Commission implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications.  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received, and recorded in revenues, a refund from SBC in the amount of approximately $2.9 million.

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

                Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition, expiration or pricing of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, advertising costs or lack of market acceptance associated with our Infone service and the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions and the other factors discussed in our 2003 Annual Report on Form 10-K filed with the SEC.

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

                Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees to their carrier ranging from $1.00 to $1.50 plus airtime charges for our services.  We bear no subscriber collection risk with respect to wholesale carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

                We charge our wholesale carrier customers directly on a per call basis, with prices varying in some cases based on call volume.  In order to encourage our carrier customers to route more of their calls to us and in response to competitive forces, our strategy has been based in part on reducing the price we charge them.  We expect that average wholesale revenue per call will continue to decrease as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers.  Prices for services provided to other types of customers, including individuals, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

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

                The launch of Infone has been accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  We spent approximately $2.5 million and $14.4 million in the three and nine month periods ended September 30, 2004, respectively, on such marketing and promotion campaigns.  We will likely spend significant additional funds on marketing and promotional activities in the future.  As of October 29, 2004, the date of our third quarter 2004 financial results press release, we had obtained approximately 108,000 Infone subscribers.

Significant Events

                Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties; thus, our negotiations did not result in a new contract to replace the existing one.  AT&T Wireless accounted for approximately 5% and 49% of our revenues in the three month periods ended September 30, 2004 and 2003, respectively, and approximately 33% and 42% of our revenues in the nine month periods ended September 30, 2004 and 2003, respectively.  Most of the AT&T Wireless call volume transitioned away from us during the second quarter of 2004.  Substantially all of the remainder of the call volume from AT&T Wireless has transitioned away from us by the end of August 2004.  The expiration of our contract with AT&T Wireless has had, and will continue to have, a material adverse effect on our financial position, future operating results and cash flows, as well as our operations.

                Our contract with Sprint PCS expired on December 31, 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle a portion of its subscribers’ calls during a transition period that was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 1% of our total revenue in the third quarter of 2003, and approximately 17% for the nine month period ended September 30, 2003.

                The term of our contract with ALLTEL Communications has been extended to October 2005, with the right of ALLTEL to terminate the contract upon 60 days notice.  Our contract with Nextel Communications extends through early in 2005.

We have adjusted personnel, and expect to further adjust personnel, call centers and network capacities in order to address varying business circumstances, including the expiration of these contracts.

In a recent decision, the California Public Utilities Commission ("PUC") implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications.  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received, and recorded in revenues, a refund from SBC in the amount of approximately $2.9 million.

Results of Operations

                This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	57.4	59.9	57.2	57.6
Selling, general and administrative costs	69.0	76.1	61.2	58.2
Loss from operations	(26.4)	(36.0)	(18.4)	(15.8)
Other income, net	0.6	0.3	0.5	0.3
Loss before income taxes	(25.8)	(35.7)	(17.9)	(15.5)
Income tax expense (benefit)	0.0	(12.3)	0.1	(5.3)
Net loss	(25.8)%	(23.4)%	(18.0)%	(10.2)%

Comparison of third quarter 2004 to third quarter 2003

                Revenues decreased 32.7% to $30.6 million from $45.5 million.  Call volume decreased to approximately 60 million calls from approximately 99 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless as it substantially completed the transition of its call volume away from us in the third quarter of 2004.  These reductions were partially offset by growth in call volume under other existing contracts and markets, as well as the receipt of a refund from SBC Communications in the amount of approximately $2.9 million.  As noted above, the refund was the result of a California PUC decision that SBC had overcharged for certain directory assistance data.  Our average revenue per call was approximately $0.46 in the third quarters of both 2004 and 2003.

                Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 35.5% to $17.6 million from $27.3 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs decreased to 57.4% from 59.9%, due primarily to improved call center efficiencies related to technology improvements.

                Selling, general and administrative costs decreased 39.0% to $21.1 million from $34.6 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $12.0 million.  As a percentage of revenues, selling, general and administrative costs decreased to 69.0% from 76.1% resulting from lower marketing and promotion costs partially offset by the effects of lower revenues in 2004.

                Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 2.7% to $5.4 million from $5.6 million and increased to 17.7% from 12.3% of revenue.  The decrease in depreciation and amortization was due primarily to reduced spending for capital equipment.

                Other income was $194,000 and $134,000 in the third quarter of 2004 and 2003, respectively, and consisted primarily of interest income earned on cash and cash equivalents and various miscellaneous items.

                Because of our operating loss in the third quarter of 2004, we recorded no income tax expense.  In the third quarter of 2003, the income tax benefit was approximately $5.6 million, to recognize tax loss carrybacks.

Comparison of the first nine months of 2004 to the first nine months of 2003

                Revenues decreased 24.5% to $117.7 million from $155.9 million.  Call volume decreased to approximately 248 million calls from approximately 335 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless as it substantially completed the transition of its call volume away from us in the third quarter of 2004.  These reductions were partially offset by growth in call volume under other existing contracts and markets, as well as the receipt of a refund from SBC Communications in the amount of approximately $2.9 million as noted above.  Our average revenue per call was between $0.46 and $0.47 in the first nine months of both 2004 and 2003.

                Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 25.0% to $67.3 million from $89.8 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs decreased to 57.2% from 57.6%, due primarily to improved call center efficiencies related to technology improvements partially offset by the effects of lower revenues in 2004.

                Selling, general and administrative costs decreased 20.5% to $72.1 million from $90.7 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $18.3 million.  As a percentage of revenues, selling, general and administrative costs increased to 61.2% from 58.2% resulting from the effects of lower revenues in 2004, partially offset by lower marketing and promotion costs.

                Depreciation and amortization expense, a component of selling, general and administrative costs, increased 4.2% to $16.6 million from $15.9 million and increased to 14.1% from 10.2% of revenue.  The increase in depreciation and amortization was due primarily to the purchase of equipment for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in new products and product development activities.

                Other income was $605,000 and $533,000 in the first nine months of 2004 and 2003, respectively, and consisted primarily of interest income earned on cash and cash equivalents and various miscellaneous items.

                Income tax expense in the first nine months of 2004 was approximately $124,000, primarily related to the adjustment of prior estimates to actual state income tax returns filed.  Because of our operating loss in the first nine months of 2004, we recorded no federal income tax expense.  In the first nine months of 2003, the income tax benefit was $8.3 million, to recognize tax loss carrybacks.

Liquidity and Capital Resources

                As of September 30, 2004, we had approximately $60.8 million in cash and cash equivalents and restricted cash (including $4.9 million of restricted cash) compared to approximately $49.3 million (including $4.9 million of restricted cash) at December 31, 2003.  The net increase of $11.5 million resulted primarily from our receipt of a refund of federal income taxes of approximately $10.1 million and the timing of collections of accounts receivable, partially offset by our use of cash to advertise, market and promote our Infone service and to purchase capital equipment.  We have no outstanding debt.

                Working capital was $72.8 million at September 30, 2004, compared to $79.2 million at December 31, 2003. This decrease was primarily due to our net loss and the use of working capital to purchase capital equipment.

                Cash flow from operations.   Net cash provided by operations was $14.5 million for the nine months ended September 30, 2004 compared to net cash used in operations of $10.6 million for the nine months ended September 30, 2003. This difference resulted primarily from a decrease in the amount of cash paid for advertising and promotion of approximately $18.3 million, a decrease of approximately $22.1 million in cash paid to or on behalf of employees and the receipt in the first quarter of 2004 of a refund of federal income taxes of approximately $10.1 million, partially offset by a decrease in cash received from customers of approximately $31.0 million and increase of approximately $6.5 million in cash paid to suppliers.

                Cash flow from investing activities.  Cash used in investing activities was $3.1 million in the first nine months of 2004 resulting primarily from capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

                Cash flow from financing activities.  There was no significant cash expended or generated related to financing activities in the first nine months of 2004.

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

                We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at September 30, 2004 was approximately $60.8 million, future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies and new product development and rollout likely will reduce available cash.  As necessary, we will attempt to establish borrowing arrangements in order to maintain adequate liquidity.   Depending on the development of our business, we believe we will have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the period ended December 31, 2003), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable.  Our customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position, future operating results and cash flows. In addition, with the launch of our Infone service and other initiatives, we generate receivables from retail customers and businesses that may expose us to greater risk of uncollectible receivables than we have experienced in the past.

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Substantially all of our liquid assets are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were primarily invested in overnight money market instruments at September 30, 2004 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.1	Form of Stock Option Agreements and Exercise Notice under Metro One Telecommunications, Inc. 2004 Stock Incentive Plan

	10.2	Form of Restricted Stock Purchase Agreement under Metro One Telecommunications, Inc. 2004 Stock Incentive Plan

	31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

	31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Date:       November 9, 2004

METRO ONE TELECOMMUNICATIONS, INC.

By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)