Form 10-K
period 2004-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2005-03-16
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES  ☒   NO  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2004 was $36,182,194.

The number of shares outstanding of the registrant’s common stock, as of March 1, 2005 was 24,984,026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2005 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

METRO ONE TELECOMMUNICATIONS, INC.

FORM 10-K ANNUAL REPORT

In this annual report on Form 10-K, “Metro One” and the terms “Company,” “we,” “us” and “our” refer to Metro One Telecommunications, Inc.

PART I

ITEM 1.            BUSINESS.

Metro One is the leading developer and provider of Enhanced Directory Assistance® and other information services.  We contract primarily with wireless carriers to provide our services to their subscribers.  In addition to using our Enhanced Directory Assistance platform to provide directory assistance listings, we have also provided other non-directory assistance services and content for telephone carriers, such as MetroDex®, a service that handles personal contacts and calendars, and TeleConcierge®, for making reservations and performing other concierge services.  Enhanced Directory Assistance also includes a number of connectivity features, such as StarBack® and AutoBack®, return-to-operator features that help to ensure that a caller gets the most from every call, and NumberBack® and QuickSend®, features that allow a requested number or other information to be sent to a caller’s telephone.  Many of our features or aspects thereof are the subject of patents or pending patent applications.

We have been in business since 1989, when we began developing and testing provision of information services over the telephone.  In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge-per-call basis.  Our customers include several of the leading wireless and other telecommunications carriers such as Nextel Communications, ALLTEL Communications, XO Communications and Cablevision.  We also provide enhanced directory assistance, as well as personal assistant services, directly to retail and enterprise customers through our Infone® service.  Infone services leverage our investment and experience in infrastructure, content and operators.  We have expanded our customer base to include enterprise data services, specialized operator services, such as with Motorola’s VIAMOTO application and information services to corporations with offices in the United States and Canada, in addition to our flagship personal assistant services provided directly to consumers through Infone.  We have also expanded into the landline telecommunications market and provide our services to regional competitive local exchange carriers.

In May 2003, we launched Infone, a service that provides Enhanced Directory Assistance and personal assistant services directly to consumers.  Callers may use the service from nearly any domestic telephone, landline or wireless, simply by dialing “888-411-1111.”  Billing is handled by using a major credit card.  Calls can be connected nationwide and to Canada and Puerto Rico for the all-inclusive price of 89 cents for any call of up to 15 minutes, plus 5 cents per minute after that.  Beyond Enhanced Directory Assistance, Infone offers a number of non-directory assistance personal service features, including Teleconcierge, Personal Contacts and Calendar and Voice E-mailTM, that allows voice-generated e-mail processing from any phone without access to a computer.  “My InfoneTM,” is a personal assistant feature that allows users to specify which services they desire and the ways in which they want these services delivered.  As of February 25, 2005, we had approximately 126,000 Infone subscribers.

Telecommunications Industry

The U.S. telecommunications industry has generally been characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber.  Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty.  With rising costs to acquire new subscribers, carriers are seeking ways to minimize subscriber turnover through the use of, among other things, value-added services and features.  In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market.  Competitive pressures are particularly acute for wireless and newer landline carriers, such as competitive local exchange carriers.  The industry has also experienced a considerable amount of consolidation and investment in new technologies and alternative methods of delivery, including cable television and the Internet.

Wireless Telecommunications.  The U.S. wireless telecommunications market has experienced dramatic growth over the last decade.  This growth has been due largely to technological advances that give callers affordable, high-quality mobile services.  According to industry analysts, the number of wireless subscribers in the United States will reach nearly 200 million by the end of 2006.  A relatively small number of carriers dominate the wireless telecommunications market.  In terms of estimated number of subscribers, the largest U.S. wireless carriers include Cingular Wireless, Verizon Wireless, Nextel Communications (including a pending merger with Sprint PCS) and T-Mobile.

Competition in the industry has been intense with several carriers typically competing for wireless subscribers in most major U.S. markets.  With slowing subscriber growth and downward pressure on average revenue per user (“ARPU”), carriers are seeking to differentiate themselves from their competitors.  While pricing pressures are fierce, carriers also focus on value-added services and features as a means of differentiating themselves.  As subscriber and ARPU growth slow, there has been significant recent consolidation in the industry as evidenced by the 2004 combination of Cingular Wireless and AT&T Wireless and the pending merger of Nextel Communications and Sprint PCS.

Landline Telecommunications.  The U.S. landline telecommunications market is significantly larger than the U.S. wireless market.  Like the wireless market, the landline market is dominated by a relatively small number of major carriers.  Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and competitive local exchange carriers, such as Cox Communications or Integra Telecom.  Many of these carriers and others, as well as many discount companies, also provide long distance services.  In addition, cable companies are beginning to offer packaged services including local and long distance telephone services.

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

Directory Assistance Market

Call volumes generated by the wireless directory assistance market in the United States are estimated to grow significantly to over 3.6 billion calls by the end of 2006, according to some industry sources, among which individual estimates vary.  Wireless subscribers tend to be heavy users of directory assistance services.  According to Frost & Sullivan, growth in the wireless directory assistance market is driven by factors such as growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility and the offering of quality directory assistance services by wireless carriers.

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

Unlike other aspects of telecommunications services, directory assistance has seen a period of rising retail prices in the last several years.  For example, in June 2001 the range of retail prices charged for a directory assistance call among the major wireless carriers was $0.75 to $1.29, with a majority of large carriers at $0.99 per call.  In January 2005 this same range was $1.25 to $1.50.  During this same timeframe, prices for many other telecommunications services have trended downward.

Customers

Our principal business currently involves providing Enhanced Directory Assistance and information services to several of the nation’s leading wireless carriers in all or a portion of their service areas.  Our carrier customers include Nextel Communications and ALLTEL Communications.  In addition, we provide our services to certain competitive local exchange carriers in the landline telecommunications market.  Customers that accounted for more than 10% of our revenues during any of the periods indicated are as follows:

	Years ended December 31,
Customer	2004	2003	2002
AT&T Wireless Services	28%	44%	33%
Nextel Communications	56	35	24
Sprint PCS	—	13	33

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties, thus, our negotiations did not result in a new contract to replace the existing one.  We agreed to continue to provide service to AT&T Wireless customers through a transition period beginning in March 2004.  The transition was substantially completed by July 31, 2004.

We offer our services to a carrier’s subscribers under a brand name selected by the carrier, such as “Nextel 411” or “ALLTEL Directory Plus.”  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.50 plus airtime charges for our services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis.  We have offered volume pricing discounts in the past to stimulate increased call volume and to attract and expand customer commitments, as well as meet competitive pressures, which caused our average revenue per call to decrease.

We currently provide our services to several carrier customers.  The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term.  None of these contracts precludes us from providing services to others.

We also provide enhanced directory assistance, as well as personal assistant services, directly to retail and enterprise customers through our Infone service.  Infone services leverage the investment and experience in infrastructure, content and operators.  We have expanded our customer base to include enterprise data services, specialized operator services, such as with Motorola’s VIAMOTO application, information services to corporations with offices in the United States and Canada in addition to our flagship personal assistant services provided directly to consumers through Infone.

Call Centers and Network

We operate call centers strategically located in markets throughout the United States.  Our call center network enables us to provide Enhanced Directory Assistance, as well as personal assistant services nationwide.  We are located in or near major metropolitan areas and therefore are situated locally for more than one-half of the U.S. population.  We believe that the local nature of our call centers and operators permits us to offer more accurate and valuable services than would be available through call centers located outside the U.S., or even a single or a few call centers in the U.S. attempting to serve the entire United States.  We typically operate our call centers 24 hours a day, seven days a week, 365 days a year.

We have historically adjusted our call center personnel, and expect to adjust call centers and network capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our recently launched Infone service.  Capacity needs will vary significantly as a result of changes in volume from existing customers, changes in usage within existing markets served, changes in our carrier customers and/or the number of calls they route to us or as a result of our Infone service or alternative strategies to attract additional calls.  We continue to pursue additional significant business and our call center system and network are readily scalable to accommodate such opportunities.

We periodically upgrade our network and systems to allow greater utility, speed and efficiency in processing calls.  We also frequently expand our capacity to store, manipulate and manage the additional data that we acquire.  In addition, our telephone switching systems allow scalability, including the ability to join multiple switches together or configure switches so that they can handle large volumes of calls.  These systems, covering all of our call centers, are monitored and supported on a 24-hour per day basis from our network operations center located at our corporate headquarters.  Our systems are redundant in order to avoid downtime from natural disasters or other adverse events.  These arrangements allow us to meet or exceed strict service level standards.

We believe quality and reliability are important considerations in a customer’s decision to use our services.  To ensure high quality and consistency, we emphasize training, monitoring and customer support.  We maintain a national training force with training personnel in each call center.  Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography.  We continually monitor, test and evaluate call center performance.  Call center personnel throughout the Company are incentivized based on measured quality performance.  We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis.

We have deployed voice over Internet protocol (“VoIP”) capability to route voice traffic over a data network.  VoIP not only provides excellent quality of service but substantially reduces transport cost from the traditional call routing over the Public Service Telephone Network.  Dynamic call routing and VoIP technologies provide us with the ability to quickly route calls from call center to call center, both improving our call efficiency and protecting our service levels.

Our digital telecommunications network allows us the flexibility to serve customers who continue to use Multi Frequency Voice Circuits and those who have chosen to employ System Signaling 7 (“SS7”) in their operations.  SS7 supports a vast range of services accessible from a variety of user terminals, including basic phones and more complex multimedia devices.  Originally developed for Intelligent Networks simply to connect calls using out-of-band signals, SS7 is now driving major Advanced Intelligent Network network-based application services such as remote voicemail retrieval, calling-card services and 1-800 access.

Our Services and Features

We use a customized array of hardware and software, along with proprietary database search engines, to provide our Enhanced Directory Assistance, as well as personal assistant services.  We receive incoming calls by means of assigned telephone numbers, which, in almost all cases are “411,” “555-1212,” “00” or retail 800 numbers such as “888-411-1111.”  Our operators answer incoming calls and, in the case of carrier customers, identify the service using the customer’s brand name.  In some cases we use speaker verification and other means to identify callers and greet them by name, a patented feature of our Infone service.  Upon receiving information requests from callers, operators search applicable databases using one or more of our search engines.  The operator then connects the caller to the called party or supplies the caller with the requested information.  We offer a variety of information services, as well as personal assistant services, such as:

•                  Directory listings information, which may be retrieved by methods that include reverse and category searches;

•                  Contacts and calendar management and other personal assistant services;

•                  Voice E-mailTM, which allows voice-powered processing of e-mail over the telephone without a computer and allows the caller to hear, compose and/or reply to messages over the telephone, among several other functions;

•                  Movie, local event and venue information;

•                  TeleConcierge® services, including hotel and restaurant information and reservations;

•                  Turn-by-turn driving instructions; and

•                  Weather conditions and roadside assistance.

Our Enhanced Directory Assistance, as well as our personal assistant services, also incorporate connectivity features that make the telephone more useful and easier to use.  These connectivity features include the following:

•                  Call completion — allows a caller to be directly connected to the number requested without the need to redial;

•                  StarBack® — allows the caller to return to a live operator simply by pressing a key, such as the star [*] key or by otherwise issuing a command at any time during a call;

•                  AutoBack® — automatically returns the caller to a live operator or provides other options upon a busy signal, “ring-no-answer” or other common situations without pressing a single key;

•                  NumberBack® — sends the caller the called number simply by pressing the number [#] key; and

•                  QuickSend®  — a short messaging service allowing our operators to send customized alphanumeric messages on behalf of a caller.

Database Systems and Content

We believe the quality of our services is directly related to the scope, quantity and quality of the information content in our database systems.  The majority of the information that we acquire, develop and maintain is telephone listings data.  To ensure high quality and accuracy, we obtain this data from multiple sources, including certain of the regional Bell operating companies, independent telephone companies and other commercial sources.  These data are enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region.

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

We build application-specific databases for a variety of portals, be they wired or wireless, voice or data.  Our proprietary data extraction and processing technology enables the creation and ongoing maintenance of high quality databases from distributed and fragmented data on the web and elsewhere.  We believe these capabilities will contribute to the expansion of services and data offerings to our wireless and other customers, increasing value and the tendency to rely on our services.

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

Technology

Our ability to provide Enhanced Directory Assistance, as well as personal assistant services, is dependent to a great extent on our proprietary technology.  Our proprietary software applications enhance our call handling and delivery capabilities and provide the basis for our connectivity features.  We have developed search engines to quickly access information from our databases.  We continue to upgrade our operator interface software, database management systems and search engines to increase the efficiency and broaden the search capability of our operators.

Our call processing systems incorporate programmable switching equipment, host computers, voice response and voice recognition units and database servers.  Our technology is powered by customized software.  We are also monitoring technological advances in the methods of delivery of information and data and are working to insure that our systems are compatible with, and we can take advantage of, such developments.  We believe that by expanding reliance on the telephone as a source of information, the application of various new data and voice technologies will also benefit our Enhanced Directory Assistance and personal assistant services businesses.

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have 26 U.S. patents issued and one foreign patent issued, including several relating to our StarBack technology and others associated with our turn-by-turn driving directions and other services.  Currently we have six sets of additional claims allowed, each of which we expect to result in an additional issued patent.  We have approximately 130 applications pending for additional U.S. and foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One,” “StarBack,” “AutoBack” and “Infone,” and numerous other applications pending for U.S. trademark registrations.

Competition

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and small independent companies.  Our principal competitors include regional Bell operating companies and other independent providers.  Telephone carriers, both landline and wireless, provide directory assistance both in and outside their own operating regions.  Although we believe that none of these competitors offers a form of directory assistance that incorporates all features of our service products, they may have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours in the future.  We also face competition from independent companies seeking to offer forms of directory assistance, other information services and other forms of personal assistant services.  Included among these are firms that offer full or partial automation (with little or no involvement by a live operator), firms offering low cost, low quality directory assistance provided by overseas operators and firms offering information, directories and/or search engines via the Internet.

We believe the principal competitive factors in the directory assistance market are price, quality and range of features, technological innovation, experience and responsiveness to customers.  Historically, we have sought to distinguish ourselves from our competitors based on the quality of our services, the development of useful features, the breadth of the content provided and our extensive national network of call centers.  In recent years, wireless carriers appear to have become more focused on reducing costs, even if such reduction results in diminished services and quality.  In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet, provide low cost forms of competitive services.

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

We are subject to regulation by the various state utility commissions.  We are also subject to direct regulation in all jurisdictions in which we operate, including all fifty states and the District of Columbia and Puerto Rico.  Many states require certification before a company can provide intrastate communications services.  We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required.  Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate.  We have filed such tariffs or price lists where required.

Our Infone services are subject to numerous local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees.  We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable laws and/or regulations.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services.  We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Employees

As of December 31, 2004, we had approximately 2,700 employees, approximately 24% of whom were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls.  None of our employees is subject to a collective bargaining agreement.  We consider relations with our employees to be good.

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

ITEM 2.            PROPERTIES.

We lease our principal executive and administrative offices, consisting primarily of two adjacent locations totaling approximately 57,000 square feet of space, in Beaverton, Oregon.  The lease term for one site, consisting of approximately 21,000 square feet, extends through 2007 while the lease term for the other site extends through mid-2009.

We also lease call centers and other operational facilities, which generally range in size from 5,000 to 40,000 square feet.  We have 33 leases for call centers and other remote facilities, with remaining terms of up to six years.  We expect to adjust call centers and capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our other business initiatives.

ITEM 3.            LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY,RELATED

                          STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq National Market under the symbol “INFO.”  The high and low closing sales prices as reported on the Nasdaq National Market for each quarterly period within the two most recent fiscal years were as follows:

2004	High	Low
Quarter ended December 31, 2004	$1.80	$1.41
Quarter ended September 30, 2004	$1.60	$1.21
Quarter ended June 30, 2004	$2.38	$1.44
Quarter ended March 31, 2004	$3.28	$2.26

2003	High	Low
Quarter ended December 31, 2003	$3.58	$1.66
Quarter ended September 30, 2003	$5.50	$3.49
Quarter ended June 30, 2003	$7.17	$4.68
Quarter ended March 31, 2003	$7.05	$4.92

The approximate number of shareholders of record as of March 1, 2005 was 153.  On March 1, 2005, the closing price of our common stock, as reported on the Nasdaq National Market, was $1.44 per share.

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table contains information as of December 31, 2004, with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,028,103	$10.72	738,681
Equity compensation plans not approved by security holders	—	—	—

Total	3,028,103	$10.72	738,681

ITEM 6.            SELECTED FINANCIAL DATA.

The selected financial data presented below should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Operations data:
Revenues	$140,369	$201,636	$257,951	$233,318	$156,981
Direct operating expenses	84,331	117,126	144,164	131,851	97,438
Selling, general and administrative expenses	94,208	128,271	72,461	65,422	46,112
Impairment loss	32,193	4,715	—	—	—
(Loss) income from operations	(70,363)	(48,476)	41,326	36,045	13,431
Net (loss) income	(63,166)	(33,309)	26,129	28,422	9,742

Basic (loss) income per share	(2.54)	(1.35)	1.06	1.20	.56
Diluted (loss) income per share	(2.54)	(1.35)	1.04	1.15	.54

Cash flow from operations	8,913	(19,189)	45,307	49,862	5,350

Balance sheet data (1):
Cash and cash equivalents	$24,093	$44,381	$76,528	$53,692	$6,463
Short-term investments	25,375	—	—	—	—
Working capital	61,507	78,280	103,705	73,747	17,066
Total assets	95,830	164,884	198,689	169,759	106,641
Long-term liabilities	1,158	3,523	9,310	3,844	29,074
Shareholders’ equity	79,437	142,338	175,389	147,369	45,404

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

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                          CONDITION AND RESULTS OF OPERATIONS.

All statements and trend analyses contained in this item and elsewhere in this annual report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in this Item 7 under “Issues and Uncertainties.”  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Overview

We are the leading developer and provider of Enhanced Directory Assistance® and other information services.  We contract primarily with wireless carriers to provide our services to their subscribers.  In addition to using our Enhanced Directory Assistance platform to provide directory assistance listings, we have also provided other non-directory assistance services and content for telephone carriers, such as MetroDex®, a service that handles personal contacts and calendars, and TeleConcierge®, for making reservations, and performing other concierge services.  Enhanced Directory Assistance also includes a number of connectivity features, such as StarBack® and AutoBack®, return-to-operator features that help to ensure that a caller gets the most from every call, and NumberBack® and QuickSend®, features that allow a requested number or other information to be sent to a caller’s telephone.  Many of our features or aspects thereof are the subject of patents or pending patent applications.

Under our wholesale contracts, carriers agree to route some or all of their directory assistance calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name, such as “Nextel 411” or “ALLTEL Directory Plus.”

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $1.00 to $1.50 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations.

We charge our customers on a per call basis.  We have offered volume pricing discounts in the past to stimulate increased call volume and to attract and expand customer commitments, as well as meet competitive pressures, which caused our average revenue per call to decrease.  We expect that average revenue per call may continue to decrease over time, as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers, where profitable, and to attract new carrier customers.  Prices for services provided to other types of customers, including individual consumers, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

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

The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  We spent approximately $17.5 million during 2004 and approximately $49.9 million during fiscal 2003 on such marketing and promotion campaigns, and we will likely spend significant additional funds on marketing and promotional activities in the future.  Revenue from our Infone service was not significant in relation to total revenues in 2004 or 2003.

Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement supercedes the previous services agreement between the parties dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Price levels in the Services Agreement are lower than those of the previous agreement and, additionally, Nextel may transition call volume away from us on short notice and/or terminate services entirely.  The term of the Services Agreement is for three years, and may be renewed by Nextel for two additional one-year periods.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  AT&T Wireless accounted for approximately 28%, 44% and 33% of our revenues in 2004, 2003 and 2002, respectively.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  The expiration of this contract has had a material adverse effect on our financial position, operating results and cash flows.

Our contract with Sprint PCS expired on December 31, 2002.  We agreed to a transition arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls subsequent to December 31, 2002.  The transition began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13% and 33% of our total revenue in 2003 and 2002, respectively.

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”).  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received, and recorded in revenues, a refund from SBC in the amount of approximately $2.9 million.  To more appropriately reflect the nature of this transaction we have reclassified the refund to “Other income, net” in our December 31, 2004 financial statements.

Results of Operations

The following table shows selected items of our consolidated statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	60.1	58.1	55.9
Selling, general and administrative expenses	67.1	63.6	28.1
Impairment loss	22.9	2.3	—
(Loss) income from operations	(50.1)	(24.0)	16.0
Other income, net	2.7	0.3	0.4
(Loss) income before income taxes	(47.4)	(23.7)	16.4
Income tax (benefit) expense	(2.4)	(7.2)	6.3
Net (loss) income	(45.0)%	(16.5)%	10.1%

2004 Compared to 2003

Revenues.  Revenues decreased 30.4% to $140.4 million from $201.6 million.  Call volume decreased to approximately 306 million calls from approximately 434 million calls.  These decreases resulted primarily from lower call volumes due to the expiration of contracts with Sprint PCS and AT&T Wireless.  Our average revenue per call was approximately $0.46 in 2004 and approximately $0.47 in 2003.  Average revenue per call will decrease significantly in the near term due to lower pricing under new or renewed wholesale agreements.

Direct operating expenses.  Direct operating expenses, consisting of the costs of salaries, wages, benefits and taxes of call center personnel, listings data and content acquisition costs, decreased 28.0% to $84.3 million from $117.1 million.  This decrease was primarily due to lower personnel and data cost associated with servicing lower call volumes.  As a percentage of revenues, direct operating expenses increased to 60.1% from 58.1%, due primarily to a lower average revenue per call.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased 26.6% to $94.2 million from $128.3 million resulting primarily from decreased advertising expense related to Infone of approximately $32.3 million and general cost-cutting efforts.  As a percentage of revenues, selling, general and administrative expenses increased to 67.1% in 2004 compared to 63.6% in 2003, primarily due to decreased revenues.

Impairment loss.  As a result of changes in our business climate, primarily significantly reduced pricing of renewed wholesale contracts, we evaluated our fixed assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004.  We determined that the value of our fixed assets was impaired; thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to estimated fair market value.

Depreciation and amortization.  Depreciation and amortization expense was $21.7 million in 2004 compared to $21.6 million in 2003.

Other income, net.  Other income in 2004 was approximately $3.8 million, consisting primarily of the $2.9 million refund from SBC discussed above and approximately $694,000 of interest income earned on cash, cash equivalents and short-term investments.  In 2003 other income consisted primarily of interest income earned on cash and cash equivalents of approximately $668,000.

Income tax benefit.  Income tax benefit in 2004 and 2003 was $3.4 million and $14.5 million, respectively.  These benefits result primarily from our ability to carry losses back to offset income in prior years and to receive refunds of income taxes paid in those years. Our effective tax rates for 2004 and 2003 were tax benefits of approximately 5.1% and 30.3%, respectively.  These rates differ from the statutory rates primarily due to the increase in valuation allowance in both years, as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

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

Direct operating expenses.  Direct operating expenses decreased 18.8% to $117.1 million from $144.2 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating expenses increased to 58.1% from 55.9%, due primarily to higher costs associated with medical insurance and workers’ compensation programs.

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

Impairment loss.  Based on our evaluation in accordance with Statement SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2003, we determined that goodwill and certain related intangible assets were impaired; thus, goodwill in the amount of $4.4 million and non-amortizing intangible assets of approximately $300,000 were written off during the fourth quarter of 2003.

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

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and restricted cash are recorded at cost which approximates their fair market value.  As of December 31, 2004, we had approximately $54.4 million in cash and cash equivalents, short-term investments and restricted cash (including $4.9 million of restricted cash) compared to approximately $49.3 million (including $4.9 million of restricted cash) at December 31, 2003.  The net increase of $5.1 million resulted primarily from the receipt of a $10.1 million federal income tax refund and a decrease in the average time to collect accounts receivable.  We have no outstanding debt.

Working capital was $61.5 million at December 31, 2004, compared to $78.9 million at December 31, 2003. This change was primarily due to decreased revenue in 2004.

Cash flow from operations.  Net cash provided by operations was $8.9 million in 2004 compared to net cash used in operations of $19.2 million in 2003.  This difference resulted primarily from net increases in cash resulting from a decrease in cash paid to or on behalf of employees, a decrease in our use of cash to market and promote Infone and the receipt in 2004 of a significant federal income tax refund.  These net increases in cash were partially offset by a decrease in cash resulting from lower revenues in 2004.  Cash paid to or on behalf of employees decreased by approximately $31.2 million in 2004 compared to 2003, while cash received from customers decreased by approximately $46.0 million, primarily resulting from the expiration of our contract with AT&T Wireless.  In 2004 we paid approximately $17.5 million to market and promote Infone while we paid approximately $49.9 million for such activities during Infone’s initial rollout in 2003.  As a result of carrying back 2003 net operating losses against income earned in prior years, we received a federal income tax refund of approximately $10.1 million in 2004.

Cash flow from investing activities.  Cash used in investing activities was $29.5 million, $11.6 million and $21.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.  In 2004, cash used in investing activities included approximately $25.4 million of investment grade auction rate securities.  Such securities are intended to be available to fund current operations.  In 2004 and 2003, capital expenditures were primarily for equipment to upgrade existing call centers and corporate networks and infrastructure.  In 2002, cash used in investing activities was related primarily to capital expenditures for the purchase of equipment for new call centers, the upgrade and expansion of existing call centers, upgrades and expansions of corporate networks and infrastructure.

Cash flow from financing activities.  Cash provided by financing activities was $258,000 for the year ended December 31, 2004 resulting from proceeds from employee stock purchases.  Cash used in financing activities was $1.3 million and $1.1 million for the years ended December 31, 2003 and 2002 and was primarily related to cash used to secure a letter of credit offset by proceeds from the exercise of stock options and employee stock purchases.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be for the continued advertising, marketing and promotion of Infone, the development or acquisition of technologies, features and content complementary to our business and for general corporate purposes.  These general corporate purposes could include acquisitions, efforts to pursue and market new growth strategies, other corporate development activities and working capital.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in pricing and other provisions of customer contracts.

We believe our existing cash and cash equivalents and short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) and short-term investments at December 31, 2004 was approximately $54.4 million, our operations and future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies, new product development and rollout may reduce available cash.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity.  Depending on the development of our business, we may have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

Contractual obligations and commitments.  Our contractual obligations are presented in the table below.  Other than operating leases, we have no significant off-balance sheet arrangements or obligations.

	Payments due by period
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating lease obligations	$22,116	$7,779	$10,465	$3,605	$267
Total	$22,116	$7,779	$10,465	$3,605	$267

We generally lease our facilities through non-cancelable operating leases extending for up to ten years.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2004, we had one letter of credit outstanding in the amount of $4.9 million related to our workers’ compensation insurance program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2005 and is typically renewed on an annual basis.

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

Accounts receivable.  Our wholesale customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  In addition, with the launch of our Infone service, we generate receivables from retail customers and businesses that may expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets and goodwill.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of certain of the circumstances noted above, we evaluated our fixed assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004.  We determined that the value of our fixed assets was impaired, thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to their estimated fair market value.

Goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over its estimated economic life, through December 31, 2001.  On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, we discontinued amortization of goodwill and were required to evaluate goodwill for impairment annually and whenever events or changes in circumstances may have indicated that the carrying amount of goodwill was impaired.  When we performed our evaluation of goodwill in 2003, our analysis indicated that our estimate of the fair value of our business, as determined by the market price of our stock, was less than its carrying value; therefore, the book value of goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At December 31, 2004, we have reserved approximately $6.4 and $1.1 million related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005.  SFAS No. 123R will not have any effect on our cash flows.

Issues and Uncertainties

The risks described below should be carefully considered.  These risks are not the only ones that we may face.  Additional issues and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.  If any of the following risks occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

We have contracts with a limited number of carrier customers.  If we fail to extend these contracts or sign new ones, or if these contracts are terminated prior to their expiration, our business could be adversely affected.

A limited number of customers account for substantially all our revenues.  For example, our top three customers accounted for approximately 94% of our revenues in 2004.  Two customers, AT&T Wireless Services, and Nextel Communications accounted for approximately 84% of our revenues in 2004.  With the expiration of our contract with AT&T Wireless, Nextel Communications and ALLTEL Communications account for nearly 89% of our ongoing revenue as of the date of this filing.  In addition, under terms of our new contract effective January 1, 2005, Nextel can terminate without cause on short notice, and our contract with ALLTEL expires in October 2005.  Some of these and our other contracts are non-exclusive, contain performance and other standards and call volume may be transferred to alternative providers within the term of the agreements.  If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected.  Although we seek to increase the number of our customers, opportunities are limited because a small number of companies dominate the telecommunications market.  This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

Our inability to achieve desired pricing levels could adversely affect our profitability and operations.

We are subject to competitive pressures with respect to pricing that could adversely affect our profitability and operations.  Generally, our pricing levels have declined and, in the future, may continue to decline in response to competition in the industry.  The prices that we charge our carrier customers are subject to the terms of our contracts.  The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations.  In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet provide low cost forms of competitive services.  We charge our carrier customers on a per call basis, with prices varying in some cases based on call volume.  Our long-term strategy is based in part on reducing the price we charge our carrier customers.  If we continue to reduce our prices without a corresponding increase in call volume, there could be an adverse impact on our ability to achieve and maintain profitability.

We face substantial competition from a number of other companies.

Many of our competitors in the directory assistance market, including the regional Bell operating companies, have far greater resources and better name recognition.  The regional Bell operating companies also may have the advantage of being the local telephone carrier in their area of operation.  Some of these companies are or may be developing their own versions of directory assistance services.  We also face competition from a number of other independent directory assistance providers.  Individual competitors may also seek to provide low cost domestic or offshore service or to provide automation of directory assistance services.  If we are unable to compete successfully, it could have an adverse effect on our business, financial condition, results of operations or cash flows.  Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including pricing decisions by carriers, decisions by carriers to force consumers to accept lower-quality information services products, the introduction of new services and products by our competitors, changes in subscriber preferences, changes in economic conditions and discount pricing strategies by our competitors.

We may not gain customer acceptance of our Infone service or the costs of advertising, marketing and promotion of Infone to obtain such acceptance may result in future losses and pressure on our liquidity and capital resources.

In order to build awareness among consumers and encourage them to sign up for our Infone service, we have undertaken a national advertising and marketing campaign that has required significant expenditures to date and likely will require that further expenditures be made to gain consumer acceptance.  These expenditures have necessarily preceded the receipt of substantial revenues from customers for the Infone services.  As of February 25, 2005, we had approximately 126,000 Infone subscribers.  If our customer base and related number of calls for this service do not grow to generate sufficient levels of revenue on a timely basis, or our financial and pricing assumptions are not accurate, these advertising and marketing expenses may result in further losses and pressure on our liquidity and capital resources.  In such event, we may need additional financing, but there can be no assurance that such financing would be available or that the terms offered would be acceptable to us.  Because the Infone service is still in its initial stages and until we gain more experience with consumer acceptance, it will be difficult to predict our future results of operations.

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2005 through a combination of existing cash and cash equivalents and short-term investments.  Our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand and retain our customer base, and other factors.  We may require more capital in the future to fund our operations, finance investments in equipment and infrastructure needed to maintain or expand our call center and network capabilities, enhance and expand the range of services and features we offer, respond to competitive pressures and potential opportunities, such as investments, acquisitions and new product initiatives and growth strategies and advertise, market and promote Infone.  If our cash requirements vary materially from those currently planned, if our cost reduction initiatives do not yield the results we anticipate, or if we fail to generate sufficient cash flows from the sales of our services, we may require additional financing sooner than anticipated.  We cannot be certain that additional financing will be available on terms favorable to us or at all.  The terms of available financing may place limits on our financial and operating flexibility.  If adequate financing is not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities.

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

A customer’s decision to contract for our directory assistance and information services involves a significant commitment of technical and other resources.  As a result, we have a long sales cycle for both new contracts and contract extensions, particularly with large customers.  The selling process involves demonstrating the value-added benefits of outsourcing directory assistance and using our services rather than those of our competitors.  Additionally, the effectiveness of our marketing to other types of customers, including businesses, governmental units or callers attracted through other means or affiliations, is difficult to predict at any given point in time, given a wide variety of potential business circumstances.  Any delays due to lengthy sales cycles could significantly affect our revenue growth and operating results.

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

In order to successfully execute our business strategies, we need to maintain or increase the volume of calls made to our call center network, while realizing the benefits of operating leverage.  We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing carrier customers and through our Infone service and by offering our services to other types of customers.  We have limited experience in the landline market, which is dominated by the regional Bell operating companies.  If we are unable to expand our wireless business or attract significant landline business, or grow our Infone revenues on a cost effective basis or at all, we may be unable to achieve and maintain profitability.

Regulations affecting our customers and suppliers and future regulations to which we may be subject may adversely affect our business.

While in the past, our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our customers is regulated by various federal and state regulatory authorities.  The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services, including, in our case, the use of our local networks to originate or terminate such services.  The operations of our Infone service currently involve interstate and intrastate communications services.  The application of the FCC’s current and/or future policies could have a material adverse effect on our business, operating results and financial condition.

We are subject to regulation by the various state utility commissions.  We are also subject to direct regulation in all jurisdictions in which we operate, including all fifty states and the District of Columbia and Puerto Rico.  Many states require certification before a company can provide intrastate communications services.  We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required.  Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate.  We have filed such tariffs or price lists where required.

Our Infone services are subject to numerous local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees.  We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable laws and/or regulations.

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

Our revenues continue to come primarily from providing Enhanced Directory Assistance and information services to telephone users.  However, information can be transmitted in other ways, including more intelligent communications devices and other technologies and protocols, and over the Internet.  For example, as the Internet continues to develop and becomes easier to use and access, technologies may be developed that decrease or eliminate the demand for telephone-based or voice-based directory or information services.  Widespread acceptance of existing and developing technologies and protocols, such as voice recognition and wireless application protocol, could adversely affect our business.  Our call volume could decline if telephone users change their usage habits and rely on the Internet or other alternatives as their primary source for information.

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

If we are unable to use and protect our intellectual property, we may be unable to provide some of our Enhanced Directory Assistance and information services, or personal assistant services, or profitably operate our business.

We regard aspects of our Enhanced Directory Assistance, as well as our personal assistant services and their features and processes to be proprietary.  If we are unable to use and protect our intellectual property, we may be unable to provide some of our Enhanced Directory Assistance and/or our personal assistant services or profitably operate our business.  To a limited extent, we rely on a combination of trade secret, patent and other intellectual property law, nondisclosure agreements and other protective measures to protect our intellectual property.  However, these measures may be difficult and costly to meaningfully enforce.  In addition, attempts to enforce our intellectual property rights may bring into question the validity of these rights.  Litigation with respect to patents or other intellectual property rights can result in substantial costs and diversion of management attention and other resources.

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

•                  New product initiatives and growth strategies; and

•                  General market conditions.

From January 1, 2004 through December 31, 2004, our common stock price fluctuated from a low of $1.21 per share to a high of $3.28 per share and has on several days fluctuated more than 10%.  These trading prices may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at December 31, 2004 and were redeemable on a daily or monthly basis.  All of the underlying investments in the money market fund had maturities of three months or less.  The short-term investments consisted of auction rate securities, of which the underlying securities, while having long-term actual maturities, effectively reset as to interest rate based on auction results on terms typically between 7 and 49 days.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages 30 through 44.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                          AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this annual report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Controls over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting can be found at page 27 of this annual report.  Our independent registered public accounting firm, Deloitte &Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which can be found at page 28 of this annual report.  There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Compliance with Section 16(a) of the Exchange Act.  The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Code of Ethics.  We have adopted a “Code of Business Conduct and Ethics” applicable to our directors, officers and employees and a “Code of Ethics” applicable to our Chief Executive Officer and our senior financial officers.  Both our Code of Business Conduct and Ethics and our Code of Ethics are available in the Investor Relations section of our website (www.metro1.com/corporate-governance.html) or by requesting a free copy by writing us at Metro One Telecommunications, Inc., 11200 Murray Scholls Place, Beaverton, OR 97007, attention Investor Relations.  We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics or Code of Ethics by disclosing such matters in the Investor Relations section of our website.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Principal Shareholders,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2005 Annual Meeting under the caption “Principal Auditor Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)      Consolidated Financial Statements

Pg. 26                Report of Independent Registered Public Accounting Firm

Pg. 27                Consolidated Statements of Operations for each of the years ended December 31, 2004, 2003 and 2002

Pg. 28                Consolidated Balance Sheets at December 31, 2004 and 2003

Pg. 29                Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2004, 2003 and 2002

Pg. 30     Consolidated Statements of Cash Flows for each of the years ended December 31, 2004, 2003 and 2002

Pg. 31     Notes to Consolidated Financial Statements

(a)(3)      Exhibits

3.1                                 Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (1)

3.2                                 Amendment to Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (1)

3.3                                 Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1                           Lease Agreement between Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (2)

10.2                           Commercial Lease Agreement between Murray Scholls, LLC and the Company (3)

10.3                           Metro One Telecommunications Deferred Compensation Plan Document (3)*

10.4         Amendment to Metro One Telecommunications Deferred Compensation Plan (4)*

10.5         2004 Stock Incentive Plan (5)*

10.6         Form of Stock Option Agreements and Exercise Notice under 2004 Stock Incentive Plan (6)*

10.7         Form of Restricted Stock Purchase Agreement under 2004 Stock Incentive Plan (6)*

10.8         1999 Employee Stock Purchase Plan, as amended (3)*

10.9                           1994 Stock Incentive Plan, as amended (7)*

10.10                     2003 Employment Agreement with Timothy A. Timmins (8)*

23.1                           Consent of Independent Registered Public Accounting Firm

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

*              Management contract or compensatory plan

(1)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 15, 2004.

(2)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 31, 1999.

(3)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated April 2, 2001 and to the Company’s Form S-8 dated September 26, 2003.

(4)                                  Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 8, 2005.

(5)                                  Incorporated herein by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated April 26, 2004.

(6)                                  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 11, 2004.

(7)                                  Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002 and to the Company’s Form S-8 dated September 10, 2002.

(8)                                  Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

By:	/s/ Timothy A. Timmins
Timothy A. Timmins
President and Chief Executive Officer

Date:       March 16, 2005

POWER OF ATTORNEY

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy A. Timmins and Duane C. Fromhart, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Timothy A. Timmins	President, Chief Executive	March 16, 2005
Timothy A. Timmins	Officer and Director
(Principal Executive Officer)

s/ Gary E. Henry	Executive Vice President,	March 16, 2005
Gary E. Henry	Chief Operating Officer
and Director

/s/ Duane C. Fromhart	Senior Vice President,	March 16, 2005
Duane C. Fromhart	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	March 16, 2005
William D. Rutherford

/s/ Roger L. Pringle	Director	March 16, 2005
Roger L. Pringle

/s/ James M. Usdan	Director	March 16, 2005
James M. Usdan

/s/ David A. Williams	Director	March 16, 2005
David A. Williams

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which follows this report.

/s/ Timothy A. Timmins
Timothy A. Timmins
President, Chief Executive Officer

/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.:
Portland, Oregon

We have audited management’s assessment, included in the accompanying Report of Management, that Metro One Telecommunications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.:
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Metro One Telecommunications, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon

March 16, 2005

Metro One Telecommunications, Inc. Consolidated Statements of Operations (In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002

Revenues	$140,369	$201,636	$257,951

Costs and expenses:
Direct operating	84,331	117,126	144,164
Selling, general and administrative	94,208	128,271	72,461
Impairment loss	32,193	4,715	—
	210,732	250,112	216,625

(Loss) income from operations	(70,363)	(48,476)	41,326

Other income, net	3,808	678	978
Interest and loan fees	—	—	(10)

(Loss) income before income taxes	(66,555)	(47,798)	42,294
Income tax (benefit) expense	(3,389)	(14,489)	16,165
Net (loss) income	$(63,166)	$(33,309)	$26,129

Net (loss) income per common share:

Basic	$(2.54)	$(1.35)	$1.06
Diluted	$(2.54)	$(1.35)	$1.04

Weighted average shares outstanding:
Basic	24,869	24,706	24,576
Diluted	24,869	24,706	25,078

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc. Consolidated Balance Sheets (In thousands)

	December 31,
	2004	2003

Assets

Current assets:
Cash and cash equivalents	$24,093	$44,381
Short-term investments, available for sale	25,375	—
Restricted cash	4,900	4,900
Accounts receivable	17,524	32,078
Prepaid costs and other current assets	4,850	15,944

Total current assets	76,742	97,303

Furniture, fixtures and equipment, net	12,701	62,187
Intangible assets	5,916	4,819
Other assets	471	575

Total assets	$95,830	$164,884

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,107	$3,146
Accrued liabilities	2,003	3,580
Accrued payroll and related costs	12,125	12,297

Total current liabilities	15,235	19,023

Deferred tax liabilities	—	2,853
Other long-term liabilities	1,158	670

Total liabilities	16,393	22,546

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,984 and 24,775 shares issued and outstanding at December 31, 2004 and 2003, respectively	119,948	119,683
Retained (deficit) earnings	(40,511)	22,655

Shareholders’ equity	79,437	142,338

Total liabilities and shareholders’ equity	$95,830	$164,884

Metro One Telecommunications, Inc. Consolidated Statements of Shareholders’ Equity (In thousands)

	Shareholders’ Equity
	Common Stock		Retained	Shareholders’
	Shares	Amount	(Deficit) Earnings	Equity

Balances at January 1, 2002	24,463	$117,534	$29,835	$147,369

Employee stock options exercised	91	594	—	594
Tax benefit from stock plans	—	498	—	498
Employee stock purchase plan	128	799	—	799
Net income	—	—	26,129	26,129

Balances at December 31, 2002	24,682	119,425	55,964	175,389

Tax benefit from stock plans	—	24	—	24
Employee stock purchase plan	93	234	—	234
Net loss	—	—	(33,309)	(33,309)

Balances at December 31, 2003	24,775	119,683	22,655	142,338

Employee stock purchase plan	184	258	—	258
Employee restricted stock grant	25	7	—	7
Net loss	—	—	(63,166)	(63,166)

Balances at December 31, 2004	24,984	$119,948	$(40,510)	$79,437

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc. Consolidated Statements of Cash Flows (In thousands)

	Years ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(63,166)	$(33,309)	$26,129
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,738	21,585	18,794
Loss on disposal of fixed assets	230	94	398
Impairment loss	32,193	4,715	—
Deferred rent	489	149	243
Deferred income taxes	—	(5,963)	5,325
Tax benefit from employee stock plans	—	24	498
Employee stock compensation	7	—	—
Changes in certain assets and liabilities:
Accounts receivable	14,554	(757)	1,473
Prepaid costs and other assets	6,656	(9,815)	(3,022)
Accounts payable and other liabilities	(3,788)	4,088	(4,531)

Net cash provided by (used in) operating activities	8,913	(19,189)	45,307

Cash flows from investing activities:
Purchase of short-term securities	(32,050)	—	—
Sales of short-term securities	6,675	—	—
Capital expenditures	(4,084)	(11,640)	(21,416)

Net cash used in investing activities	(29,459)	(11,640)	(21,416)

Cash flows from financing activities:
Cash restricted to secure letter of credit	—	(1,552)	(2,448)
Proceeds from exercise of stock options and employee stock purchases	258	234	1,393

Net cash provided by (used in) financing activities	258	(1,318)	(1,055)

Net (decrease) increase in cash and cash equivalents	(20,288)	(32,147)	22,836

Cash and cash equivalents, beginning of year	44,381	76,528	53,692

Cash and cash equivalents, end of year	$24,093	$44,381	$76,528

Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(10,002)	$875	$12,358

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc. Notes to Consolidated Financial Statements

1.     Summary of Operations and Significant Accounting Policies

Nature of Operations.  We are the leading developer and provider of Enhanced Directory Assistance® and other information services.  We contract primarily with wireless carriers to provide our services to their subscribers.  In addition to using our Enhanced Directory Assistance platform to provide directory assistance listings, we have also provided other non-directory assistance services and content for telephone carriers, such as MetroDex®, a service that handles personal contacts and calendars, and TeleConcierge®, for making reservations, and performing other concierge services.  Enhanced Directory Assistance also includes a number of connectivity features, such as StarBack® and AutoBack®, return-to-operator features that help to ensure that a caller gets the most from every call, and NumberBack® and QuickSend®, features that allow a requested number or other information to be sent to a caller’s telephone.  Many of our features or aspects thereof are the subject of patents or pending patent applications.  Revenues are derived principally through fees charged to telecommunications carriers and other customers.  We operate call centers located in many metropolitan areas throughout the United States.

Major Customers.  In each of the years ended December 31, 2004, 2003 and 2002, a small number of customers accounted for substantially all revenue and accounts receivable reported.  In 2004, our two largest customers accounted for approximately 56%, and 28% of our revenues.  One customer accounted for approximately 81% of total receivables at December 31, 2004.  Our three largest customers accounted for approximately 44%, 35% and 13% of revenue in 2003 and approximately 33%, 33% and 24% of revenue in 2002.  In 2004 and historically, we have not incurred significant losses related to our accounts receivable.

Significant Events.  In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement, supercedes our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Price levels in the Services Agreement are lower than those of the previous agreement and, additionally, Nextel may transition call volume away from us on short notice and/or terminate services entirely.  The term of the Services Agreement is for three years, and may be renewed by Nextel for two additional one-year periods.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  AT&T Wireless accounted for approximately 28%, 44% and 33% of our revenues in 2004, 2003 and 2002, respectively.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.

Our contract with Sprint PCS expired in December 2002.  We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls through a transition period that began in March 2003 and was substantially completed by June 30, 2003.  Revenue from Sprint PCS accounted for approximately 13% and 33% of our total revenue in 2003 and 2002, respectively.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2005 through a combination of existing cash and cash equivalents and short-term investments.  We may require more capital in the future to fund our operations and/or finance various corporate initiatives.  We cannot be certain that additional funds will be available on terms favorable to us or at all.  If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities.

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”).  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received, and recorded in revenues, a refund from SBC in the amount of approximately $2.9 million.  To more appropriately reflect the nature of this transaction, we have reclassified the refund to “Other income, net” in our December 31, 2004 financial statements.

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

Reclassification.  Certain balances in the 2003 consolidated financial statements have been reclassified to conform to 2004 presentation.  Such reclassifications had no effect on reported net (loss) income.

Cash, Cash Equivalents and Short-term Investments.  Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Short-term investments are carried at fair value and at December 31, 2004 consisted of $25.4 million of available-for-sale auction rate securities (“ARS”) that we classify as current assets based upon our intent and ability to use these funds as necessary to satisfy short-term liquidity requirements.  Our portfolio at year-end consisted of two types of ARS.  We held $15.4 million of investment-grade taxable auction rate notes of municipal issuers, which are debt-securities with variable interest rates that reset through a Dutch auction with principal traded at par.  The rate typically resets on a periodic basis, usually between 7 and 49 days.  Actual maturities of the underlying securities are greater than ten years.  In addition, at December 31 2004, we held $10.0 million of auction rate preferred securities which consist of shares of closed-end investment funds invested in long-term fixed income securities.  These funds generally issue auction rate preferred shares that provide liquidity at par value every 28 days through the auction rate market.  The reset rate for both types of ARS is set by a modified Dutch auction process in which bids are filled from lowest yield bid to highest; the highest bid cleared sets the rate for all winning bidders.  Although the underlying securities have long-term contractual maturities, we can sell or buy the securities at par on auction dates.  Thus, they are classified as short-term investments since they are intended to be available to fund current operations.  Fair values are based on quoted market prices and at December 31, 2004, the fair value of these securities approximated their carrying value.  As a result of the interest rate resets, we had no cumulative unrealized  or realized holding gains or losses from these investments in the year ended December 31, 2004.

Furniture, Fixtures and Equipment.  Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life.  Expenditures for repairs and maintenance are expensed as incurred.

Goodwill.  Purchased goodwill, which represents the excess of cost over the fair value of net assets acquired in a business combination, was amortized on a straight-line basis, over its estimated economic life, through December 31, 2001.  In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and discontinued amortization of goodwill.  As a result of our evaluation of goodwill for impairment under SFAS No. 142 in December 2003, we estimated that the fair value of our business was less than its carrying value; therefore, goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

Intangible Assets.  Intangible assets include patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted.  Accumulated amortization related to intangible assets was $1,784,000 and $1,192,000 at December 31, 2004 and 2003, respectively.  The related amortization expense was $592,000, $558,000, and $377,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2004 is shown below.  We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted, totaling $3.7 million at December 31, 2004.

Year Ending	Estimated
December 31,	amortization expense
(In thousands)
2005	$635
2006	534
2007	507
2008	298
2009	121

Impairment of Long-lived and Intangible Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of furniture, fixtures, equipment and intangible assets with finite lives for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  If an asset or group of assets is determined to be impaired, the impairment loss is measured as the amount by which the carrying value of the asset or group of assets exceeds its fair value.  We prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to determine its fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, in the fourth quarter of 2004, we tested the recoverability of the carrying value of our fixed assets and determined that the value was impaired.  As a result, we recorded a $32.2 million write-down of those assets to their estimated fair value based on estimated prices for similar assets.

Deferred Income Taxes.  Deferred income taxes are provided for temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes.  Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that some or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and accrued payroll and related costs approximates fair value due to their short-term maturities.

Revenue Recognition.  Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue from our Infone® service is recognized on a per-call basis.  Revenue is recognized as services are provided.

Advertising.  Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $17.5 million and $49.9 million in 2004 and 2003, respectively, primarily related to marketing and promotion of our Infone service launched in May 2003.

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

Stock-Based Compensation.  We have elected to account for stock options and shares issued under our Employee Stock Purchase Plan (“ESPP”) according to Accounting Principles Bulletin No. 25, “Accounting for Stock Issued to Employees,”

and to furnish the pro forma disclosures required under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our Stock Incentive Plan (the “Plan”) or shares issued under our ESPP.

If compensation cost on stock options granted and ESPP shares issued in 2004, 2003 and 2002 under the Plan had been determined based on the fair value of the options and ESPP shares as of the grant or issue date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below for the years ended December 31:

	2004	2003	2002
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(63,166)	$(33,309)	$26,129
Stock-based compensation expense	(3,451)	(4,248)	(4,543)
Net (loss) income, pro forma	$(66,617)	$(37,457)	$21,586

Basic net (loss) income per share, as reported	$(2.54)	$(1.35)	$1.06
Basic net (loss) income per share, pro forma	$(2.68)	$(1.52)	$0.88

Diluted net (loss) income per share, as reported	$(2.54)	$(1.35)	$1.04
Diluted net (loss) income per share, pro forma	$(2.68)	$(1.52)	$0.86

The pro forma amounts may not be indicative of the effects on reported results for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.0%	2.9%	4.1%
Expected volatility	75.2%	98.7%	82.8%
Expected life in years	4.0	4.0	4.0

Weighted-average fair value of options granted	$ 1.21	$ 3.40	$ 13.92

Commitments and Contingencies.  We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2004, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2005 and is typically renewed on an annual basis.

Recent Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  See “Stock-Based Compensation” above for the approximate pro forma effects of how SFAS No. 123R would have affected our results of operations in 2004, 2003 and 2002.  SFAS No. 123R will not have any effect on our cash flows.

2.     Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2004	2003
	(In thousands)
Equipment	$10,505	$109,052
Furniture and fixtures	2,177	14,598
Leasehold improvements	19	7,380

	12,701	131,030
Accumulated depreciation	—	(68,843)

Total furniture, fixtures and equipment, net	$12,701	$62,187

As discussed in Note 1., “Impairment of Long-lived and Intangible Assets,” we recorded a write-down of our fixed assets in the fourth quarter of 2004.  As a result, the cost bases of the assets shown above have been adjusted to reflect this write-down.

3.     Goodwill and other intangible assets

The following presents the activity in goodwill for the years ended December 31, 2004, 2003 and 2002 (in thousands):

Balance at January 1, 2002	$4,432
No activity	—
Balance at December 31, 2002	4,432
Impairment loss	(4,432)
Balance at December 31, 2003	—
No activity	—

Balance at December 31, 2004	$—

Below is a summary of other intangible assets at December 31:

	2004		2003
	Gross carrying	Accumulated	Gross carrying	Accumulated
Amortized intangibles:	amount	amortization	amount	amortization
	(in thousands)
Patents	$6,052	$1,377	$4,934	$977
Trademarks	1,425	354	994	189
Other	223	53	83	26

Totals	$7,700	$1,784	$6,011	$1,192

4.     Lease Obligations

We lease operating facilities and equipment under operating leases with remaining terms of one to six years.  Rental expenses related to operating leases were approximately $9,888,000, $9,513,000, and $9,355,000 in 2004, 2003 and 2002, respectively.

Minimum annual rent payments for the five years subsequent to 2004 and in the aggregate thereafter are as follows:

Year Ending
December 31,	Annual lease payments
(In thousands)
2005	$7,779
2006	5,875
2007	4,590
2008	2,609
2009	996
Thereafter	267
Total minimum lease payments	$22,116

5.     Shareholders’ Equity

Preferred Stock.  We have authorized 10,000,000 shares of preferred stock for issuance.  Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares.  No preferred shares were issued or outstanding as of December 31, 2004.

Common Stock Options.  In 2004, our shareholders approved the 2004 Stock Incentive Plan (the “Plan”), which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2004, approximately 739,000 shares of common stock remained reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date such option is granted.  The option price per share of a non-qualified stock option may be at a price established by the board of directors or a committee thereof established for purposes of administering the plan, which price generally equals the fair market value of a share of common stock as of the date such option is granted.  Options become exercisable at the times and subject to the conditions prescribed by the board of directors.  Generally, options vest over a period of four years and the term of each option may not exceed ten years.  Payment for shares purchased pursuant to options may be made, at the option of the board of directors, in cash or by delivery of shares of common stock having a market value equal to the exercise price of the options.

During 2004, we granted 25,000 shares of restricted stock in accordance with the Plan, pursuant to an employment agreement with a key employee.  The shares had a fair market value of approximately $40,000 on the date of grant and vest quarterly over four years subject to the grantee’s continued employment.  Compensation expense for the shares issued is recorded over the vesting period.

A summary of the status of our stock option plan as of December 31, and changes during the years ending on those dates is as follows:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price
	(In thousands, except per share amounts)

Outstanding at beginning of year	2,889	$12.18	2,422	$13.81	2,203	$12.16
Granted	417	2.47	506	4.89	379	22.15
Exercised	—	—	—	—	(91)	6.52
Forfeited	(278)	13.50	(39)	18.60	(69)	16.54

Outstanding at end of year	3,028	$10.72	2,889	$12.18	2,422	$13.81

Options exercisable at year-end	2,535		2,236		1,781
Weighted-average exercise price
of options exercisable at year end	$11.40		$11.49		$10.81

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2004:

		Outstanding			Exercisable
Range of Exercise Prices		Number of Options	Weighted-Average Remaining Contractual Life (yrs)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
		(In thousands, except per share amounts)
$ 1	.48 — 4.06	466	9.27	$2.65	214	$2.69
5	.10 — 8.59	1,569	3.80	6.17	1,405	6.30
8	.83 — 23.00	698	5.68	19.14	698	19.14
25	.50 — 38.00	295	6.99	27.68	218	28.13
$ 1	.48 — 38.00	3,028	5.38	$10.72	2,535	$11.40

We have a compensatory Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  In 2003, our shareholders approved an amendment to the ESPP which increased the number of shares of common stock initially authorized for purchase under the ESPP by 250,000 shares, from 225,000 to 475,000 shares of common stock.  In addition, the amendment provided that the number of authorized shares automatically increases on January 1 of each year until and including January 1, 2013 by 1% of the number of shares of common stock outstanding on that date; provided, however, that the total number of shares of common stock available for issuance under the ESPP shall not exceed 3% of the number of shares of common stock outstanding on that date.  As of December 31, 2004, 237,000 shares of common stock were reserved for issuance under the ESPP.  Under the ESPP, during 2004, employees purchased approximately 184,000 shares at an average price of $1.40 per share.  During 2003, employees purchased approximately 93,000 shares at an average price of $2.52 per share.

6.     Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity.  Other income in 2004 includes the $2.9 million refund of data costs from SBC Communications as discussed in “Significant Events” in Note 1. above.  Also included in this classification for the years ended December 31, 2004, 2003 and 2002, is interest income of $694,000, $668,000, and $960,000, respectively.  In addition, this classification included other miscellaneous non-operating income and expenses, none of which were individually significant.

7.         Income Taxes

The components of income tax (benefit) expense for the years ended December 31 are as follows:

	2004	2003	2002
	(In thousands)
Current:
Federal	$(3,508)	$(8,562)	$8,201
State	119	36	2,639
	(3,389)	(8,526)	10,840
Deferred:
Federal	—	(5,298)	5,460
State	—	(665)	(135)
	—	(5,963)	5,325

Total tax (benefit) expense	$(3,389)	$(14,489)	$16,165

Income tax (benefit) expense differs from the amount that would result from applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.5	0.9	3.9
Federal and state tax credits	0.5	1.0	(1.5)
Impairment loss on goodwill and related intangible assets	—	(3.4)	0.0
Change in valuation allowance	(40.1)	(5.3)	0.0
Refund of prior year taxes	4.3	—	—
Other	0.9	2.1	0.8

Effective tax rate	5.1%	30.3%	38.2%

Net deferred tax assets and liabilities are included in the following balance sheet line items:

	December 31,
	2004	2003
	(In thousands)
Prepaid costs and other current assets	$—	$2,853
Deferred tax liabilities	—	(2,853)

Net deferred tax assets (liabilities)	$—	$—

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$12,584	$2,651
Reserves not currently deductible	4,342	2,860
Start-up costs	2,600	3,361
Deferred rent	467	265
Impairment loss on long-lived assets	13,328	—
Tax credit carryforwards	4,532	4,265
Total deferred tax asset	37,853	13,402
Less: Valuation allowance	(29,318)	(2,556)

Net deferred tax asset	8,535	10,846

Deferred tax liabilities:
Accumulated depreciation and amortization	(8,243)	(10,763)
Other	(292)	(83)
Total deferred tax liability	(8,535)	(10,846)

Net deferred tax asset (liability)	$—	$—

At December 31, 2004, we had approximately $25,882,000 and $55,079,000 of federal and state net operating loss carryforwards, respectively.  These net operating loss carryforwards expire during the years 2007 to 2024.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

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

The calculation of weighted-average outstanding shares is as follows:

	Average Shares
	2004	2003	2002
	(In thousands)
Weighted average common shares outstanding (used in computing basic net (loss) income per share)	24,869	24,706	24,576
Potential common shares	—	—	502

Weighted average common shares outstanding (used in computing diluted net (loss) income per share)	24,869	24,706	25,078

Options to purchase approximately 3,028,000, 2,889,000, and 909,000 of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted net (loss) income per share because their effect would be anti-dilutive.

9.         Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees.  The plan permits certain voluntary employee contributions to be excluded from employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k).  Employees become eligible to participate in the savings plan six months following the initial date of employment.  Employees must also complete at least 500 hours of service in any twelve-month period to be eligible for participation.  Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.  Participants’ interest in our contributions to the plan vest over a four-year period.  We made contributions of approximately $180,000, $196,000, and $201,000 during 2004, 2003 and 2002, respectively.

Supplemental Information

Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2004
Revenues	$43,529	$43,539	$27,694 (1)	$25,607
Direct operating expense	25,543	24,174	17,585	17,029
Selling, general and administrative expense	25,954	25,030	21,119	54,297 (2)
Loss from operations	(7,969)	(5,665)	(11,010)	(45,719)
Net loss	(7,849)	(5,497)	(7,887)	(41,932)
Basic net loss per share	(0.32)	(0.22)	(0.32)	(1.68)
Diluted net loss per share	(0.32)	(0.22)	(0.32)	(1.68)

2003
Revenues	$59,336	$51,035	$45,516	$45,750
Direct operating expense	33,513	28,981	27,268	27,364
Selling, general and administrative expense	19,199	36,829	34,631	42,329 (3)
Income (loss) from operations	6,624	(14,775)	(16,383)	(23,943)
Net income (loss)	4,110	(9,180)	(10,653)	(17,587)
Basic net income (loss) per share	0.17	(0.37)	(0.43)	(0.71)
Diluted net income (loss) per share	0.17	(0.37)	(0.43)	(0.71)

(1) A refund of $2.9 million originally recorded in revenue in our September 30, 2004 statement of operations has been reclassified to other income (see “Significant Events” in Note 1.)

(2) In the fourth quarter of 2004, we recorded an impairment charge of $32.2 million to write down certain long-lived assets.

(3) In the fourth quarter of 2003, we recorded an impairment charge of $4.7 million to write off goodwill and certain related intangibles.