Form 10-Q
period 2005-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2005-05-10
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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
Yes  ☒  No  ☐

Number of shares of common stock outstanding as of May 6, 2005: 25,098,853 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004

Revenues	$18,379	$43,529

Costs and expenses:
Direct operating	17,220	25,543
Selling, general and administrative	14,829	25,954
	32,049	51,497

Loss from operations	(13,670)	(7,968)

Other income, net	295	119

Loss before income taxes	(13,375)	(7,849)
Income tax benefit	(31)	—

Net loss	$(13,344)	$(7,849)

Net loss per common share:
Basic	$(0.53)	$(0.32)
Diluted	$(0.53)	$(0.32)

Weighted average shares outstanding:
Basic	24,984	24,775
Diluted	24,984	24,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands)	2005	2004

Assets

Current assets:
Cash and cash equivalents	$15,525	$24,093
Short-term investments, available for sale	25,325	25,375
Restricted cash	4,900	4,900
Accounts receivable, net	12,348	17,524
Prepaid costs and other current assets	6,599	4,850

Total current assets	64,697	76,742

Furniture, fixtures and equipment, net	12,248	12,701
Intangible assets	6,216	5,916
Other assets	471	471

Total assets	$83,632	$95,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,131	$1,107
Accrued liabilities	1,768	2,003
Accrued payroll and related costs	12,490	12,125

Total current liabilities	16,389	15,235

Other long-term liabilities	1,150	1,158

Total liabilities	17,539	16,393

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,984 shares issued and outstanding at March 31, 2005 and December 31, 2004	119,948	119,948
Retained deficit	(53,855)	(40,511)

Total shareholders’ equity	66,093	79,437

Total liabilities and shareholders’ equity	$83,632	$95,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004

Cash flows from operating activities:
Net loss	$(13,344)	$(7,849)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,612	5,595
Loss on disposal of fixed assets	1	11
Deferred rent	(7)	37
Changes in certain assets and liabilities:
Accounts receivable	5,176	1,658
Prepaid costs and other assets	(2,216)	8,755
Accounts payable and other liabilities	1,153	(1,385)

Net cash (used in) provided by operating activities	(7,625)	6,822

Cash flows from investing activities:
Purchases of short-term securities	(10,500)	—
Sales of short-term securities	10,550	—
Capital expenditures	(993)	(1,951)

Net cash used in investing activities	(943)	(1,951)

Net (decrease) increase in cash and cash equivalents	(8,568)	4,871

Cash and cash equivalents, beginning of period	24,093	44,381

Cash and cash equivalents, end of period	$15,525	$49,252

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes, net	$43	$(10,072)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.  These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim period shown in this report are not necessarily indicative of results for future interim periods or the entire fiscal year.

The condensed consolidated financial statements include the accounts of Metro One Telecommunications, Inc. and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $1.1 million and $6.0 million in the three-month periods ended March 31, 2005 and 2004, respectively.  These expenses were primarily related to marketing and promotion of our Infone service.

Short-term Investments

Short-term investments are carried at fair value and at March 31, 2005 consisted of $25.3 million of available-for-sale auction rate securities (“ARS”) that we classify as current assets based upon our intent and ability to use these funds as necessary to satisfy short-term liquidity requirements.  Our portfolio at March 31, 2005 consisted of two types of ARS.  We held $11.8 million of investment-grade taxable auction rate notes of municipal issuers, which are debt-securities with variable interest rates that reset through a Dutch auction with principal traded at par.  The rate typically resets on a periodic basis, usually between 7 and 49 days.  Actual maturities of the underlying securities are greater than ten years.  In addition, at March 31, 2005, we held $13.5 million of auction rate preferred securities which consist of shares of closed-end investment funds invested in long-term fixed income securities.  These funds generally issue auction rate preferred shares that provide liquidity at par value every 28 days through the auction rate market.  The reset rate for both types of ARS is set by a modified Dutch auction process in which bids are filled from lowest yield bid to highest; the highest bid cleared sets the rate for all winning bidders.  Although the underlying securities have long-term contractual maturities, we can sell or buy the securities at par on auction dates.  Thus, they are classified as short-term investments since they are intended to be available to fund current operations.  Fair values are based on quoted market prices and at March 31, 2005, the fair value of these securities approximated their carrying value.  As a result of the interest rate resets, we had no cumulative unrealized or realized holding gains or losses from these investments in the quarter ended March 31, 2005.

Stock-Based Compensation

We have elected to account for stock options and shares issued under our Employee Stock Purchase Plan (“ESPP”) according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.”  Accordingly, no compensation cost has been recognized in the financial statements related to stock options issued under our Stock Incentive Plan (the “Plan”) or shares issued under our ESPP.

If compensation cost on stock options granted and ESPP shares issued in the three-month periods ended March 31, 2005 and 2004 under the Plan had been determined based on the fair value of the options and ESPP shares as of the grant or issue date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the three-month periods ended March 31:

	2005	2004
	(In thousands, except per share amounts)

Net loss, as reported	$(13,344)	$(7,849)
Stock-based compensation expense	(1,970)	(908)
Net loss, pro forma	$(15,314)	$(8,757)

Basic net loss per share, as reported	$(.53)	$(.32)
Basic net loss per share, pro forma	$(.61)	$(.35)

Diluted net loss per share, as reported	$(.53)	$(.32)
Diluted net loss per share, pro forma	$(.61)	$(.35)

In March 2005, our Board of Directors accelerated vesting on all of the then outstanding stock options, of which all had fair market values that were less than the exercise prices at that time.  In determining to accelerate the vesting of these options, the Board considered the effect on our reported stock option expense in future periods, the comparability of our statements of operations in prior and subsequent periods, and the potential benefit to Metro One and our shareholders in retaining the services of affected officers and employees.  The pro forma expense included in the stock-based compensation expense noted above associated with the accelerated vesting was approximately $1,592,000.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We will adopt SFAS No. 123R in our first quarter of 2006.  We are still evaluating the effects that adoption of this statement will have on our operations and cash flows.

2.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the periods ending March 31, 2005 and 2004 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.

Options to purchase 3,467,000 and 3,082,000 shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

3.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2005, we had one letter of credit outstanding in the amount of $4,900,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit was renewed in April 2005 in the amount of $6,860,000.

4.     Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement supercedes our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Price levels in the Services Agreement are lower than those of the previous agreement and, additionally, Nextel may transition call volume away from us on short notice and/or terminate services entirely.  The Services Agreement is for a three year term, and is renewable by Nextel for two additional one-year periods.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 45% of our revenues in the first quarter of 2004.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include those discussed in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period, and fluctuations in operating results may also result in fluctuations in the market price of our common stock.  Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition, expiration or pricing of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, advertising costs or lack of market acceptance associated with our Infone service and the introduction of new versions of our products or features, the cost and success of new growth strategies, the timing and expense of the expansion or contraction of our national call center network, the general employment environment, general economic conditions and the other factors discussed in our 2004 Annual Report on Form 10-K filed with the SEC.

Overview

We are the leading developer and provider of Enhanced Directory Assistance® and other information services for the telecommunications industry.  We contract primarily with wireless carriers to provide our services to their subscribers.

Typically, under our wholesale contracts, carriers agree to route some or all of their directory assistance calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name.

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

We charge our customers on a per call basis.  We have offered volume pricing discounts in the past to stimulate increased call volume and to attract and expand customer commitments, as well as meet competitive pressures, which caused our average revenue per call to decrease.  We expect that average revenue per call may continue to decrease over time, as we believe this pricing strategy better positions us to retain and expand service with existing carrier customers and to attract new carrier customers.  Prices for services provided to other types of customers, including individual consumers, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

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

The launch of Infone has been accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During the first quarter of 2005 and 2004, we spent approximately $1.1 million and $6.0 million, respectively, on such marketing and promotion campaigns, and we will likely spend significant additional funds on marketing and promotional activities in the future.  As of April 29, 2005, the date of our first quarter 2005 financial results press release, we had obtained approximately 178,000 registered Infone users.

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

Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement supercedes our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Price levels in the Services Agreement are lower than those of the previous agreement and, additionally, Nextel may transition call volume away from us on short notice and/or terminate services entirely.  The term of the Services Agreement is for three years, and may be renewed by Nextel for two additional one-year periods.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 45% of our revenues in the first quarter of 2004.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2005	2004

Revenues	100.0%	100.0%
Direct operating costs	93.7	58.7
Selling, general and administrative costs	80.7	59.6
Loss from operations	(74.4)	(18.3)
Other income, net	1.6	0.3
Loss before income taxes	(72.8)	(18.0)
Income tax benefit	(0.2)	—
Net loss	(72.6)%	(18.0)%

Comparison of first quarter 2005 to first quarter 2004

Revenues decreased 57.8% to $18.4 million from $43.5 million.  Call volume decreased to approximately 57 million calls from approximately 94 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless due to expiration of their contract and lower prices on other wholesale contracts, partially offset by growth in call volume under other existing contracts and in other markets.  Our average revenue per call was approximately $0.32 and $0.46 in the first quarter of 2005 and 2004, respectively.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 32.6% to $17.2 million from $25.5 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 93.7% from 58.7%, due primarily to decreased revenue associated with lower per call prices.

Selling, general and administrative costs decreased 42.9% to $14.8 million from $26.0 million.  This decrease resulted primarily from decreased marketing and promotion costs associated with our Infone service and decreased depreciation expenses resulting from our write-down of fixed assets in the fourth quarter of 2004.  As a percentage of revenues, selling, general and administrative costs increased to 80.7% from 59.6% resulting from lower revenue.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 71.2% to $1.6 million from $5.6 million and decreased to 8.8% from 12.9% of revenue.  The decrease in depreciation and amortization was due primarily to our write-down of fixed assets in the fourth quarter of 2004.

Other income was $295,000 and $119,000 in the first quarter of 2005 and 2004, respectively, and consisted primarily of interest income earned on cash and cash equivalents and short-term investments.  The increase in 2005 compared to 2004 resulted primarily from increased market interest rates.

Because of our operating losses in the first quarter of 2005 and 2004, we recorded no federal income tax expense.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.  In the first quarter of 2005, we recorded a state income tax benefit of $31,000 to adjust prior estimates of state income taxes payable to actual income taxes paid.

Liquidity and Capital Resources

As of March 31, 2005, we had approximately $45.8 million in cash and cash equivalents, short-term investments and restricted cash (including $4.9 million of restricted cash) compared to approximately $54.4 million (including $4.9 million of restricted cash) at December 31, 2004.  The net decrease of $8.6 million resulted primarily from decreased revenue received from customers and utilization of cash in our operations.  We have no outstanding debt.

Working capital was $48.3 million at March 31, 2005, compared to $61.5 million at December 31, 2004. This decrease was primarily due to working capital used in operations as well as decreased revenue received from customers.

Cash flow from operations.  Net cash used in operations was $7.6 million in the first quarter of 2005 compared to cash provided by operations of $6.8 million in the first quarter of 2004.  This difference of $14.4 million resulted primarily from an increase in our net loss due primarily to decreased revenues and the receipt in the first quarter of 2004 of a federal income tax refund (no such refund was received in 2005), partially offset by a decrease in cash paid for advertising and promotion expenses, a decrease in cash paid to or on behalf of our employees, and a decrease in cash paid to vendors and suppliers.  Cash received from customers decreased by approximately $21.6 million in the first quarter of 2005 compared with the first quarter of 2004.  During the first quarter of 2004, we received a refund of federal income taxes of approximately $10.1 million.  Cash paid to advertise, market and promote Infone during the first quarter of 2005 was $1.1 million compared to $6.0 million in the first quarter of 2004 (a difference of $4.9 million) and cash paid to or on behalf of employees decreased by approximately $8.6 million primarily as a result of the decrease in call volume from AT&T Wireless.  In addition, cash paid to vendors and suppliers decreased by $3.8 million mainly due to cost cutting efforts and the timing of payments for products and/or services, the costs of which may have been accrued or expensed in a period other than that in which the payments were made.

Cash flow from investing activities.  Cash used in investing activities was $943,000 in the first quarter of 2005 resulting primarily from capital expenditures for equipment purchased for maintenance of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

Cash flow from financing activities.  There was no significant cash expended or generated related to financing activities in the first quarter of 2005.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be for operations, the continued advertising, marketing and promotion of Infone, the development or acquisition of technologies, features and content complementary to our business and for general corporate purposes.  These general corporate purposes could include acquisitions, efforts to pursue and market new growth strategies, other corporate development activities and working capital.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand (including restricted cash) at March 31, 2005 was approximately $45.8 million, future activities, including operating losses, advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies and new product development and rollout may reduce available cash.  As necessary, we will attempt to establish borrowing or other financing arrangements in order to maintain adequate liquidity.   Depending on the development of our business, we believe we will have access to future financing sources, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes may involve a higher degree of judgment, estimation and uncertainty.

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

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will differ significantly from the recorded reserves.  At March 31, 2005, we have reserved approximately $6.8 and $1.3 million related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

Income taxes  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and Statement No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We will adopt SFAS No. 123R in our first quarter of 2006.  We are still evaluating the effects that adoption of this statement will have on our operations and cash flows.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at March 31, 2005 and were redeemable on a daily or monthly basis.  All of the underlying investments in the money market fund had maturities of three months or less.  The short-term investments consisted of auction rate securities, of which the underlying securities, while having long-term actual maturities, effectively reset as to interest rate, based on auction results, on terms typically between 7 and 49 days.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material effect on our financial position, results of operations or cash flows.

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS

(a)          Exhibits

10.1*                    Master Services Agreement for Directory Assistance Services, by and between Metro One Telecommunications, Inc. and Nextel Operations, Inc., dated as of January 1, 2005.

31.1                           Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

31.2                           Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

32.1                           Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*                 Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)