Form 10-Q
period 2005-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2005-08-09
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Number of shares of common stock outstanding as of August 5, 2005: 25,098,853 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$20,149	$43,539	$38,528	$87,068

Costs and expenses:
Direct operating	14,743	24,174	31,963	49,717
Selling, general and administrative	13,701	25,030	28,530	50,985
Restructuring charges	1,275	—	1,275	—
	29,718	49,204	61,768	100,702

Loss from operations	(9,570)	(5,665)	(23,240)	(13,634)

Other income, net	273	292	568	411

Loss before income taxes	(9,297)	(5,373)	(22,672)	(13,223)
Income tax expense (benefit)	(50)	124	(81)	124

Net loss	$(9,247)	$(5,497)	$(22,591)	$(13,347)

Net loss per common share:
Basic	$(.37)	$(.22)	$(.90)	$(.54)
Diluted	$(.37)	$(.22)	$(.90)	$(.54)

Weighted average shares outstanding:
Basic	25,061	24,845	25,023	24,810
Diluted	25,061	24,845	25,023	24,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands)	2005	2004

Assets

Current assets:
Cash and cash equivalents	$31,227	$24,093
Short-term investments, available for sale	—	25,375
Restricted cash	6,860	4,900
Accounts receivable	13,540	17,524
Prepaid costs and other current assets	2,844	4,850

Total current assets	54,471	76,742

Furniture, fixtures and equipment, net	11,215	12,701
Intangible assets	6,566	5,916
Other assets	471	471

Total assets	$72,723	$95,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,272	$1,107
Accrued liabilities	2,699	2,003
Accrued payroll and related costs	10,732	12,125

Total current liabilities	14,703	15,235

Other long-term liabilities	1,071	1,158

Total liabilities	15,774	16,393

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 25,099 and 24,984 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	120,051	119,948
Retained earnings	(63,102)	(40,511)

Total shareholders’ equity	56,949	79,437

Total liabilities and shareholders’ equity	$72,723	$95,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net loss	$(22,591)	$(13,347)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,205	11,133
Loss on disposal of fixed assets	5	143
Changes in certain assets and liabilities:
Accounts receivable	3,984	7,155
Prepaid costs and other assets	1,010	9,294
Accounts payable and other liabilities	(618)	(2,113)

Net cash (used in) provided by operating activities	(15,005)	12,265

Cash flows from investing activities:
Purchases of short-term securities	(36,805)	—
Sales of short-term securities	62,180	—
Restricted cash to secure letter of credit	(1,960)	—
Capital expenditures	(1,395)	(2,469)
Proceeds from sale of assets	16	22

Net cash provided by (used in) investing activities	22,036	(2,447)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchases	103	146

Net cash provided by financing activities	103	146

Net increase in cash and cash equivalents	7,134	9,964

Cash and cash equivalents, beginning of period	24,093	44,381

Cash and cash equivalents, end of period	$31,227	$54,345

Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net	$2,955	$10,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                                      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.  These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the interim periods shown in this report are not necessarily indicative of results for future interim periods or the entire fiscal year.

The condensed consolidated financial statements include the accounts of Metro One Telecommunications, Inc. and all of its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $700,000 and $1.8 million in the three-month and six month periods ended June 30, 2005, respectively, and approximately $6.0 million and $12.0 million in the three-month and six month periods ended June 30, 2004, respectively.  These expenses were primarily related to marketing and promotion of our Infone service.

Short-term Investments

Short-term investments, if any, are carried at fair value and typically consist of available-for-sale auction rate securities (“ARS”) that we classify as current assets based upon our intent and ability to use these funds as necessary to satisfy short-term liquidity requirements.  We had no such short-term investments at June 30, 2005.  Our portfolio at December 31, 2004 consisted of two types of ARS.  We held $15.4 million of investment-grade taxable auction rate notes of municipal issuers, which are debt-securities with variable interest rates that reset through a Dutch auction with principal traded at par.  The rate typically resets on a periodic basis, usually between 7 and 49 days.  Actual maturities of the underlying securities are greater than ten years.  In addition, at December 31, 2004, we held $10.0 million of auction rate preferred securities which consist of shares of closed-end investment funds invested in long-term fixed income securities.  These funds generally issue auction rate preferred shares that provide liquidity at par value every 28 days through the auction rate market.  The reset rate for both types of ARS is set by a modified Dutch auction process in which bids are filled from lowest yield bid to highest; the highest bid cleared sets the rate for all winning bidders.  Although the underlying securities have long-term contractual maturities, we can sell or buy the securities at par on auction dates.  Thus, they are classified as short-term investments since they are intended to be available to fund current operations.  Fair values are based on quoted market prices and at December 31, 2004, the fair value of these securities approximated their carrying value.  As a result of the interest rate resets, we had no cumulative unrealized or realized holding gains or losses from these investments in the three or six months ended June 30, 2005.

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

If compensation cost on stock options granted and ESPP shares issued in the three and six-month periods ended June 30, 2005 and 2004 under the Plan had been determined based on the fair value of the options and ESPP shares as of the grant or issue date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(9,247)	$(5,497)	$(22,591)	$(13,347)
Stock-based compensation expense	(39)	(851)	(2,006)	(1,759)
Net loss, pro forma	$(9,286)	$(6,348)	$(24,597)	$(15,106)

Basic net loss per share, as reported	$(0.37)	$(0.22)	$(0.90)	$(0.54)
Basic net loss per share, pro forma	$(0.37)	$(0.26)	$(0.98)	$(0.61)

Diluted net loss per share, as reported	$(0.37)	$(0.22)	$(0.90)	$(0.54)
Diluted net loss per share, pro forma	$(0.37)	$(0.26)	$(0.98)	$(0.61)

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

2.                                      Restructuring Charges and Exit Activities

In June 2005, we announced that, as part of our ongoing corporate-wide program to cut costs and align expenses with reduced revenues, we would be closing and consolidating the operations of 11 of our call centers during the second and third quarters of 2005.  During the quarter ended June 30, 2005, we closed three call centers and eight additional call centers are scheduled to be closed by the end of August 2005 with call volume being transferred to our remaining 20 call centers.

We expect to incur approximately $1.9 million of severance costs related to the call center consolidations discussed above.  We also expect to incur approximately $1.1 million of other costs, primarily related to dismantling of the closed call centers.  In addition, we expect to incur costs, which cannot be accurately estimated at this time, associated with ongoing lease obligations of certain of the closed call centers.

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the periods shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total

Balance at March 31, 2005	$—	$—	$—	$—
Provisions	126	1,114	35	1,275
Payments	(126)	(226)	(35)	(387)
Adjustments	—	—	—	—
Balance at June 30, 2005	$—	$888	$—	$888

3.                                      Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the three and six-month periods ending June 30, 2005 and 2004 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.

Options to purchase 3,439,000 and 3,015,000 shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2005 and 2004, respectively, because their effect would be anti-dilutive.

4.                                      Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2005, we had one letter of credit outstanding in the amount of $6,860,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2006.

5.                                      Significant Events

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

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 40% and 43% of our revenues in the three and six-month periods ended June 30, 2004, respectively.

In June 2005, we announced that we expect to cease service for ALLTEL Communications, Inc. (“ALLTEL”) during the third quarter of 2005, approximately six weeks prior to the expiration of our contract with them.  We serve ALLTEL under an agreement that expires in mid-October 2005 and we were notified that ALLTEL intends to transition call volume away from us by the end of August 2005.  ALLTEL represented approximately 11.7% and 8.9% of the our revenues for the three months ended June 30, 2005 and 2004, respectively and represented approximately 11.6% and 8.7% of our revenues for the six months ended June 30, 2005 and 2004, respectively.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2005 through a combination of existing cash and cash equivalents and cash from operations.  We may require more capital in the future to fund our operations and/or finance various corporate initiatives.  We cannot be certain that additional funds will be available on terms favorable to us or at all.  If adequate funds are not available on acceptable terms, we may be forced to reduce our operations or abandon expansion opportunities.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include the expiration or pricing of customer contracts, advertising costs or lack of market acceptance associated with our Infone service, the introduction of new versions of our products or features, the successful execution of our cost reduction efforts and current business strategy, and our ability to generate cash from operations, and other risks, including those discussed in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) and those described in our other filings with the SEC, press releases and other communications.  Any forward-looking statement in this report reflects our expectations at the time of this report only.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The launch of Infone has been accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During the second quarter of 2005, we spent approximately $700,000, and for the six month period ended June 30, 2005, we spent approximately $1.8 million on such marketing and promotion campaigns.  We will likely spend significant additional funds on marketing and promotional activities in the future.  As of the date of this filing, we had obtained approximately 179,000 registered Infone users.

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

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 40% and 43% of our revenues in the three and six-month periods ended June 30, 2004, respectively.

In June 2005, we announced that we expect to cease service for ALLTEL Communications, Inc. (“ALLTEL”) during the third quarter of 2005, approximately six weeks prior to the expiration of our contract with them.  We serve ALLTEL under an agreement that expires in mid-October 2005 and we were notified that ALLTEL intends to transition call volume away from us by the end of August 2005.  ALLTEL represented approximately 11.7% and 8.9% of the our revenues for the three months ended June 30, 2005 and 2004, respectively and represented approximately 11.6% and 8.7% of our revenues for the six months ended June 30, 2005 and 2004, respectively.

In June 2005, we announced that, as part of our ongoing corporate-wide program to cut costs and align expenses with reduced revenues, we would be closing and consolidating the operations of 11 of our call centers during the second and third quarters of 2005.  During the quarter ended June 30, 2005, we closed three call centers and eight additional call centers are scheduled to be closed by the end of August 2005 with call volume being transferred to our remaining 20 call centers.

We expect to incur approximately $1.9 million of severance costs related to the call center consolidations discussed above.  We also expect to incur approximately $1.1 million of other costs, primarily related to dismantling of the closed call centers.  In addition, we expect to incur costs, which cannot be accurately estimated at this time, associated with ongoing lease obligations of certain of the closed call centers.  See additional discussion under Liquidity and Capital Resources, Future capital needs and resources.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	73.2	55.5	83.0	57.1
Selling, general and administrative costs	74.3	57.5	77.3	58.6

Loss from operations	(47.5)	(13.0)	(60.3)	(15.7)
Other income, net	1.4	0.7	1.5	0.5
Loss before income taxes	(46.1)	(12.3)	(58.8)	(15.2)
Income tax expense (benefit)	(0.2)	0.3	(0.2)	0.1
Net loss	(45.9)%	(12.6)%	(58.6)%	(15.3)%

Comparison of second quarter 2005 to second quarter 2004

Revenues decreased 53.7% to $20.1 million from $43.5 million.  Call volume decreased to approximately 63 million calls from approximately 94 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless due to expiration of its contract and to a reduction in our average revenue per call.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call decreased to approximately $0.32 in the second quarter of 2005 from approximately $0.46 per call in the second quarter of 2004.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 39.0% to $14.7 million from $24.2 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 73.2% from 55.5%, due primarily to decreased revenues as a result of a reduction in our average revenue per call.

Selling, general and administrative costs decreased 45.3% to $13.7 million from $25.0 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $5.3 million, a reduction in depreciation and amortization expenses of approximately $3.9 million resulting from our write-down of fixed assets in the fourth quarter of 2004 and reductions in other general and administrative expenses of approximately $2.1 million resulting from our ongoing corporate-wide program to reduce costs.  As a percentage of revenues, selling, general and administrative costs increased to 74.3% from 57.5% primarily due to lower revenues.

Restructuring charges consist primarily of one-time termination benefits paid to employees, accrued lease termination costs and other costs related to the dismantling of the closed call centers resulting from of our ongoing cost reduction plans.  Such charges related to the three call centers closed during the three months ended June 30, 2005 and amounted to approximately $1.3 million.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 71.2% to $1.6 million from $5.5 million and decreased to 7.9% from 12.7% of revenue.  The decrease in depreciation and amortization was due primarily to the write-down of fixed assets in the fourth quarter of 2004 and the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Other income was $273,000 and $292,000 in the second quarter of 2005 and 2004, respectively, and consisted primarily of interest income earned on cash and short-term investments and various miscellaneous items.

Income tax benefit in the second quarter of 2005 was approximately $50,000, primarily related to the receipt of carry-back refunds of various state income taxes paid in prior periods.  Because of our operating losses in the second quarter of 2005 and 2004, we recorded no federal income tax expense in either period.  In the second quarter of 2004, income tax expense was approximately $124,000, primarily due to adjustment of prior estimates to actual state income tax returns filed.

Comparison of the first six months 2005 to the first six months of 2004

Revenues decreased 55.7% to $38.5 million from $87.1 million.  Call volume decreased to approximately 119 million calls from approximately 189 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless due to expiration of its contract and to a reduction in our average revenue per call.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call decreased to approximately $0.32 in the first six months of 2005 from approximately $0.46 per call in the first six months of 2004.

Direct operating costs decreased 35.7% to $32.0 million from $49.7 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 83.0% from 57.1%, due primarily to decreased revenues as a result of a reduction in our average revenue per call.

Selling, general and administrative costs decreased 44.0% to $28.5 million from $51.0 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $10.2 million, a reduction in depreciation and amortization expenses of approximately $7.9 million resulting from our write-down of fixed assets in the fourth quarter of 2004 and reductions in other general and administrative expenses of approximately $4.3 million resulting from our ongoing corporate-wide program to reduce costs.  As a percentage of revenues, selling, general and administrative costs increased to 77.3% from 58.6% primarily due to lower revenues.

Restructuring charges consist primarily of one-time termination benefits paid to employees, accrued lease termination costs and other costs related to the dismantling of the closed call centers resulting from of our ongoing cost reduction plans.  Such charges related to the three call centers closed during the six months ended June 30, 2005 and amounted to approximately $1.3 million.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 71.2% to $3.2 million from $11.1 million and decreased to 8.3% from 12.7% of revenue.  The decrease in depreciation and amortization was due primarily to the write-down of fixed assets in the fourth quarter of 2004 and the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Other income was $568,000 and $411,000 in the first six months of 2005 and 2004, respectively, and consisted primarily of interest income earned on cash and short-term investments and various miscellaneous items.

Income tax benefit in the second quarter of 2005 was approximately $81,000, primarily related to the receipt of carry-back refunds of various state income taxes paid in prior periods.  Because of our operating losses in the first six months of 2005 and 2004, we recorded no federal income tax expense in either period.  In the first six months of 2004, income tax expense was approximately $124,000, primarily due to adjustment of prior estimates to actual state income tax returns filed.

Liquidity and Capital Resources

As of June 30, 2005, we had approximately $38.1 million in cash and cash equivalents and restricted cash, including $6.9 million of restricted cash, compared to approximately $54.4 million in cash and cash equivalents, short-term investments and restricted cash, including $4.9 million of restricted cash, at December 31, 2004.  The net decrease of $16.3 million resulted primarily from decreased revenue received from customers and utilization of cash in our operations.  We have no outstanding debt.

Working capital was $39.8 million at June 30, 2005, compared to $61.5 million at December 31, 2004.  This decrease was primarily due to working capital used in operations as well as decreased revenue received from customers.

Cash flow from operations.  Net cash used in operations was $15.0 million for the six months ended June 30, 2005 compared to net cash provided by operations of $12.3 million for the six months ended June 30, 2004.  This difference of $27.3 million resulted primarily from a decrease in the amount of cash received from customers as a result of decreased revenue and the receipt of a smaller refund of federal income taxes in the first six months of 2005 as compared to the first six months of 2004, partially offset by decreases in cash paid for advertising and promotion expenses, cash paid to or on behalf of our employees and cash paid to vendors and suppliers.  Cash received from customers decreased by approximately $51.7 million in the first six months of 2005 and federal income tax refunds decreased by approximately $7.3 million.  Cash paid to or on behalf of employees, cash paid for advertising and promotion and cash paid to vendors and suppliers decreased by approximately $17.6 million, $10.2 million and $5.8 million, respectively in the first six months of 2005 compared to the first six months of 2004.

Cash flow from investing activities.  Cash used in investing activities was $22.0 million in the first six months of 2005 resulting primarily from short-term investments being converted to cash and used in operations, capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure and an increase in cash restricted to secure a letter of credit related to our workers’ compensation program.

Cash flow from financing activities.  There was no significant cash expended or generated related to financing activities in the first six months of 2005.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be for working capital, the continued advertising, marketing and promotion of Infone, the development or acquisition of technologies, features and content complementary to our business and for general corporate purposes.  These general corporate purposes could include acquisitions, efforts to pursue and market new growth strategies and other corporate development activities.

We believe our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Although cash on hand, including restricted cash of $6.9 million, at June 30, 2005 was approximately $38.1 million, future activities, including advertising, marketing and promoting Infone, execution of new product initiatives and growth strategies and new product development and rollout likely will reduce available cash.  In June 2005, as part of our corporate-wide ongoing cost reduction efforts, we announced that we would be closing eleven call centers during the second and third quarters of 2005 and consolidating their operations into the remaining twenty call centers.  We expect these consolidations, in conjunction with other cost reduction efforts, will result in a significant reduction in our use of cash over the next several quarters as the impact of these efforts is fully realized.  We expect that by year-end, the ongoing program to cut costs, coupled with efficiencies achieved through consolidating call volume, will reduce future cash operating expenses at a rate of more than $24 million per year from the level at the time of the announcement.  If, however, our cost reduction efforts do not produce the expected results or we are unable to successfully execute our current business strategy, there will be a material adverse impact to our liquidity and financial position that will require us to further reduce our expenditures or seek additional capital to enable us to continue operations.  We cannot be certain that we will be able to establish borrowing arrangements or otherwise raise additional capital on terms favorable to us or at all.

On July 20, 2005, we received a notice from the Nasdaq Stock Market stating that for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5).  Under Marketplace Rule 4450(e)(2), we have 180 calendar days, or until January 17, 2006, to regain compliance by having a closing bid price for our common stock of at least $1.00 per share for a minimum of ten consecutive business days.  After the initial 180 calendar day compliance period, we can apply to transfer our listing to The Nasdaq SmallCap Market if, on January 17, 2006, we meet The Nasdaq SmallCap Market initial inclusion criteria set forth in Marketplace Rule 4310(c), except for the $1.00 minimum bid price requirement.  If such a transfer were approved, we would be provided with an additional 180 calendar day compliance period to demonstrate compliance.  Failure to achieve continued listing on the Nasdaq National Market will likely impact our ability to raise additional capital.

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

Long-lived assets.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of certain of the circumstances noted above, we evaluated our fixed assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004.  We determined that the value of our fixed assets was impaired; thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to their estimated fair market value.  As a result of the announcements of our cost reduction efforts and the anticipated transition away of ALLTEL as a customer as discussed under Significant Events above, we again evaluated our fixed assets for impairment in accordance with SFAS No. 144 and determined the assets were not impaired.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will differ significantly from the recorded reserves.  At June 30, 2005, we have reserved approximately $5.7 and $1.0 million related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at June 30, 2005 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on June 16, 2005:

A.                                   Roger L. Pringle and Timothy A. Timmins were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified.  Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term Expiration	Votes For	Votes Withheld
Roger L. Pringle	2008	17,862,229	4,183,912
Timothy A. Timmins	2008	17,819,551	4,226,590

B.                                     A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to each such matter is as follows:

	Votes For	Votes Against	Abstained	Broker Non-votes
Proposal to ratify the selection of Deloitte & Touche LLP as Metro One’s independent auditors for the year ending December 31, 2005	21,640,429	347,663	58,049	—

Shareholder proposal regarding hiring of a proxy advisory firm	1,218,786	9,425,974	166,539	11,234,842

ITEM 6.     EXHIBITS

(a)	Exhibits

	31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

	31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)