Form 10-Q
period 2005-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2005-11-14
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of November 14, 2004: 24,947,552 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$19,211	$27,694	$57,739	$114,762

Costs and expenses:
Direct operating	15,390	17,585	47,353	67,302
Selling, general and administrative	12,783	21,119	41,313	72,103
Restructuring charges	2,745	—	4,020	—
	30,918	38,704	92,686	139,405

Loss from operations	(11,707)	(11,010)	(34,947)	(24,643)

Other income, net	235	3,123	804	3,534

Loss before income taxes	(11,472)	(7,887)	(34,143)	(21,109)
Income tax expense	423	—	343	124

Net loss	$(11,895)	$(7,887)	$(34,486)	$(21,233)

Net loss per common share:
Basic	$(.48)	$(.32)	$(1.38)	$(.85)
Diluted	$(.48)	$(.32)	$(1.38)	$(.85)

Weighted average shares outstanding:
Basic	25,014	24,898	25,070	24,839
Diluted	25,014	24,898	25,070	24,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	September 30, 2005	December 31, 2004

Assets

Current assets:
Cash and cash equivalents	$21,157	$24,093
Short-term investments, available for sale	—	25,375
Restricted cash	6,860	4,900
Accounts receivable	13,129	17,524
Prepaid costs and other current assets	2,708	4,850

Total current assets	43,854	76,742

Furniture, fixtures and equipment, net	9,943	12,701
Intangible assets	6,799	5,916
Other assets	433	471

Total assets	$61,029	$95,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,271	$1,107
Accrued liabilities	3,237	2,003
Accrued payroll and related costs	10,812	12,125

Total current liabilities	15,320	15,235

Other long-term liabilities	776	1,158

Total liabilities	16,096	16,393

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,948 and 24,984 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	119,930	119,948
Accumulated deficit	(74,997)	(40,511)

Total shareholders’ equity	44,933	79,437

Total liabilities and shareholders’ equity	$61,029	$95,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2005	2004

Cash flows from operating activities:
Net loss	$(34,486)	$(21,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,734	16,560
Loss on disposal of fixed assets	160	158
Deferred income taxes	—	1,920
Changes in certain assets and liabilities:
Accounts receivable	4,395	13,833
Prepaid costs and other assets	774	6,517
Accounts payable and other liabilities	(297)	(3,211)

Net cash (used in) provided by operating activities	(24,720)	14,544

Cash flows from investing activities:
Purchases of short-term securities	(36,805)	—
Sales of short-term securities	62,180	—
Restricted cash to secure letter of credit	(1,960)	—
Capital expenditures	(1,682)	(3,163)
Proceeds from sale of assets	69	22

Net cash provided by (used in) investing activities	21,802	(3,141)

Cash flows from financing activities:
Common stock repurchased	(121)	—
Proceeds from exercise of stock options and employee stock purchases	103	146

Net cash (used in) provided by financing activities	(18)	146

Net (decrease) increase in cash and cash equivalents	(2,936)	11,549

Cash and cash equivalents, beginning of period	24,093	44,381

Cash and cash equivalents, end of period	$21,157	$55,930

Supplemental disclosure of cash flow information:
Cash refunded for income taxes, net	$2,973	$10,023

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

Advertising

Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was approximately $900,000 and $2.7 million in the three and nine month periods ended September 30, 2005, respectively, and approximately $2.5 million and $14.4 million in the three and nine month periods ended September 30, 2004, respectively.  These expenses were primarily related to marketing and promotion of our Infone service and are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

Short-term Investments

Short-term investments, if any, are carried at fair value and typically consist of available-for-sale auction rate securities (“ARS”) that we classify as current assets based upon our intent and ability to use these funds as necessary to satisfy short-term liquidity requirements.  We had no such short-term investments at September 30, 2005.  Our portfolio at December 31, 2004 consisted of two types of ARS.  We held $15.4 million of investment-grade taxable auction rate notes of municipal issuers, which are debt-securities with variable interest rates that reset through a Dutch auction with principal traded at par.  The rate typically resets on a periodic basis, usually between 7 and 49 days.  Actual maturities of the underlying securities are greater than ten years.  In addition, at December 31, 2004, we held $10.0 million of auction rate preferred securities which consist of shares of closed-end investment funds invested in long-term fixed income securities.  These funds generally issue auction rate preferred shares that provide liquidity at par value every 28 days through the auction rate market.  The reset rate for both types of ARS is set by a modified Dutch auction process in which bids are filled from lowest yield bid to highest; the highest bid cleared sets the rate for all winning bidders.  Although the underlying securities have long-term contractual maturities, we can sell or buy the securities at par on auction dates.  Thus, they are classified as short-term investments since they are intended to be available to fund current operations.  Fair values are based on quoted market prices and at December 31, 2004, the fair value of these securities approximated their carrying value.

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

If compensation cost on stock options granted and ESPP shares issued in the three and nine month periods ended September 30, 2005 and 2004 under the Plan had been determined based on the fair value of the options and ESPP shares as of the grant or issue date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the three and nine month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss, as reported	$(11,895)	$(7,887)	$(34,486)	$(21,233)
Stock-based compensation expense	(47)	(839)	(2,053)	(2,545)
Net loss, pro forma	$(11,942)	$(8,726)	$(36,539)	$(23,778)

Basic net loss per share, as reported	$(0.48)	$(0.32)	$(1.38)	$(0.85)
Basic net loss per share, pro forma	$(0.48)	$(0.35)	$(1.46)	$(0.96)

Diluted net loss per share, as reported	$(0.48)	$(0.32)	$(1.38)	$(0.85)
Diluted net loss per share, pro forma	$(0.48)	$(0.35)	$(1.46)	$(0.96)

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We will adopt SFAS No. 123R in our first quarter of 2006.  We are still evaluating the effects that adoption of this statement will have on our condensed consolidated financial statements.

2.     Restructuring Charges and Exit Activities

In June 2005, we announced that, as part of our ongoing corporate-wide program to cut costs and align expenses with reduced revenues, we would be closing and consolidating the operations of 11 of our call centers during the second and third quarters of 2005.  We closed three call centers in the second quarter of 2005 and we closed eight call centers in the third quarter of 2005, with call volume being transferred to our remaining 20 call centers.

Costs incurred to close the eight call centers and costs related to other restructuring activities during the third quarter and our cumulative costs for restructuring activities to date are shown in the following table.  We do not expect significant additional costs related to the consolidation of the 11 call centers closed to date.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Major cost type

One-time termination benefits	$1,110	$1,236
Lease termination costs	786	1,900
Other	849	884

	$2,745	$4,020

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the periods shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total

Balance at March 31, 2005	$—	$—	$—	$—
Provisions	126	1,114	35	1,275
Payments	(126)	(226)	(35)	(387)
Adjustments	—	—	—	—
Balance at June 30, 2005	—	888	—	888
Provisions	1,110	786	849	2,745
Payments	(1,110)	(491)	(750)	(2,351)
Adjustments	—	293	—	293
Balance at September 30, 2005	$—	$1,475	$99	$1,574

As discussed below in Note 5. Significant Events, in October 2005, we received notice that Nextel would be terminating its contract with us.  In response to this notice, we have accelerated our ongoing efforts to reduce costs and restructure our operations to align costs with revenue.  These efforts include discontinuing our Infone service, our retail product offering, accelerating the closing of underutilized call centers and significantly scaling back the number of employees and space at our corporate office.  We have closed one additional call center, reduced corporate headcount by 42 employees and incurred approximately $421,000 of severance costs subsequent to September 30, 2005 related to these efforts.  We expect to incur additional severance, call center exit costs, and other costs associated with the closing of additional call centers and other restructuring activities.  We are engaged in continuing discussions with Nextel with regard to the timing of their transition of call volume away from us; therefore, our plans, and consequently, our ability to estimate future costs associated with those plans, are still being developed and the amount and timing of associated future costs cannot be accurately estimated at this time.

3.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the three and nine month periods ending September 30, 2005 and 2004 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.

Options to purchase 2,874,000 and 2,999,000 shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2005 and 2004, respectively, because their effect would be anti-dilutive.

4.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At September 30, 2005, we had one letter of credit outstanding in the amount of $6,860,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2006.

5.     Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement superceded our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Under the agreement, Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement discussed above effective January 9, 2006.  A plan for transition of services is currently under discussion between the parties.  Nextel represented approximately 75% and 73% of our revenue for the three and nine months ended September 30, 2005, respectively, and 73% and 51% of our revenue for the three and nine months ended September 30, 2004, respectively.  As a result, in the near term, we will be consolidating and reducing our operations including closing call centers and reducing our number of employees both in call centers and in corporate and administrative staff.  Termination of this contract will have a significant adverse impact on our results of operations and cash flows and raises substantial doubt as to whether we can continue to operate as a going concern.  If we are unable to reduce our costs in line with continuing revenues, increase our revenues to support our reduced cost structure or obtain additional financing, we may be forced to cease operations.  As a result of the notification from Nextel, we will evaluate our fixed assets and intangible assets for impairment in accordance with SFAS No. 144 and SFAS No. 142 during the fourth quarter of 2005.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 5% and 34% of our revenues in the three and nine month periods ended September 30, 2004, respectively.

In August 2005, we ceased service for ALLTEL Communications, Inc. (“ALLTEL”).  ALLTEL represented approximately 6% and 10% of the our revenues for the three and nine months ended September 30, 2005, respectively, and represented approximately 14% and 10% of our revenues for the three and nine months ended September 30, 2004, respectively.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include the expiration or pricing of customer contracts, the successful execution of our cost reduction efforts and current business strategy, and our ability to generate cash from operations, and other risks, including those discussed in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) and those described in our other filings with the SEC, press releases and other communications.  Any forward-looking statement in this report reflects our expectations at the time of this report only.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We develop and provide Enhanced Directory Assistance® and other information services for the telecommunications industry.  We contract primarily with wireless carriers to provide our services to their subscribers.

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

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees to their carrier ranging from $1.00 to $1.50 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers, including businesses, governmental units.

We charge our customers on a per call basis.  Prices for services provided to other types of customers, including individual consumers, businesses, governmental units or other callers, may vary based on the nature of the service, volume and other circumstances.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, is intense.  With slowing subscriber growth and declining revenue per user, carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs.  In response to these and other issues, in May 2003, we launched Infone, intended to provide enhanced directory and personal assistant services directly to consumers.

The launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  During the three and nine month periods ended September 30, 2005, we spent approximately $900,000 and $2.7 million, respectively, on such marketing and promotion campaigns.  In October 2005, due to our inability to attract a significant number of users and generate significant revenues, we decided to discontinue offering our Infone service.  Because the costs to operate and support Infone have had a significant adverse impact on our financial position, operating results and cash flows, we expect the discontinuance of Infone will further our efforts to reduce costs.

Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement superceded our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis.  Under the agreement, Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement discussed above effective January 9, 2006.  A plan for transition of services is currently under discussion between the parties.  Nextel represented approximately 75% and 73% of our revenue for the three and nine months ended September 30, 2005, respectively, and 73% and 51% of our revenue for the three and nine months ended September 30, 2004, respectively.  As a result, in the near term, we will be discontinuing our Infone service, our retail product offering, accelerating the closing of underutilized call centers and significantly scaling back the number of employees and space at our corporate office.  We have closed one additional call center, reduced corporate headcount by 42 employees and incurred approximately $421,000 of severance costs subsequent to September 30, 2005, related to these efforts.  We expect to incur additional severance, call center exit costs, and other costs associated with the closing of additional call centers and other restructuring activities.  We are engaged in continuing discussions with Nextel with regard to the timing of their transition of call volume away from us; therefore, our plans, and consequently, our ability to estimate future costs associated with those plans, are still being developed, and the amount and timing of associated future costs cannot be accurately estimated at this time.  Termination of this contract will have a significant adverse impact on our results of operations and cash flows which raises substantial doubt as to whether or not we can continue to operate as a going concern.  If we are unable to reduce our costs in line with continuing revenues, increase our revenues to support our reduced cost structure or obtain additional financing, we may be forced to cease operations.  Credit Suisse First Boston LLC, our financial advisor, continues to assist the Board of Directors in reviewing its financial plans and exploring avenues available to enhance shareholder value.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004.  AT&T Wireless accounted for approximately 5% and 34% of our revenues in the three and nine month periods ended September 30, 2004, respectively.

In August 2005, we ceased service for ALLTEL Communications, Inc. (“ALLTEL”).  ALLTEL represented approximately 6% and 10% of the our revenues for the three and nine months ended September 30, 2005, respectively, and represented approximately 14% and 10% of our revenues for the three and nine months ended September 30, 2004, respectively.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	80.1	63.5	82.0	58.7
Selling, general and administrative costs	66.5	76.3	71.6	62.8
Restructuring charges	14.3	0.0	6.9	0.0
Loss from operations	(60.9)	(39.8)	(60.5)	(21.5)
Other income, net	1.2	11.3	1.4	3.1
Loss before income taxes	(59.7)	(28.5)	(59.1)	(18.4)
Income tax expense	2.2	0.0	0.6	0.1
Net loss	(61.9)%	(28.5)%	(59.7)%	(18.5)%

Comparison of third quarter 2005 to third quarter 2004

Revenues decreased 30.6% to $19.2 million from $27.7 million.  Call volume decreased to approximately 59 million calls from approximately 60 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless whose transition away from us was substantially completed in the third quarter of 2004, lower call volume from ALLTEL whose transition was substantially completed in the third quarter of 2005 and a reduction in our average revenue per call.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call decreased to approximately $0.32 in the third quarter of 2005 from approximately $0.46 per call in the third quarter of 2004.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 12.5% to $15.4 million from $17.6 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes as well as a decrease in employee benefit costs.  As a percentage of revenues, direct operating costs increased to 80.1% from 63.5%, due primarily to decreased revenues as a result of a reduction in our average revenue per call.

Selling, general and administrative costs decreased 39.5% to $12.8 million from $21.1 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $1.6 million, a reduction in depreciation and amortization expenses of approximately $3.9 million resulting from our write-down of fixed assets in the fourth quarter of 2004 and reductions in other general and administrative expenses of approximately $2.8 million resulting from our ongoing corporate-wide program to reduce costs.  As a percentage of revenues, selling, general and administrative costs decreased to 66.5% from 76.3% primarily due to lower depreciation and amortization expenses and lower corporate-wide operating costs.

Restructuring charges in the quarter ended September 30, 2005 consisted primarily of one-time termination benefits paid to employees of $1.1 million, lease termination costs of $786,000and $849,000 of other costs primarily related to the dismantling of the closed call centers resulting from of our ongoing cost reduction plans.  Such charges primarily related to the eight call centers closed during the three months ended September 30, 2005.  Restructuring charges of approximately $1.6 million, primarily related to continuing lease obligations on closed facilities, have been accrued but not paid at September 30, 2005.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 71.8% to $1.5 million from $5.4 million and decreased to 8.0% from 19.6% of revenue.  The decrease in depreciation and amortization was due primarily to the write-down of fixed assets in the fourth quarter of 2004 and the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Other income, consisting primarily of interest income earned on cash and cash equivalents, was $235,000 in the third quarter of 2005 compared to $3.1 million in the third quarter of 2004.  In the third quarter of 2004, we received a refund from SBC Communications in the amount of approximately $2.9 million which was the result of a California PUC decision that SBC had overcharged for certain directory assistance data.

Income tax expense in the third quarter of 2005 was approximately $423,000, reflecting a provision for federal income tax expense related to a proposed adjustment by the Internal Revenue Service (“IRS”) relating to a prior year tax return under audit.  Because of our operating losses in the third quarter of 2004, we recorded no income tax expense in that period.

Comparison of the first nine months of 2005 to the first nine months of 2004

Revenues decreased 49.7% to $57.7 million from $114.8 million.  Call volume decreased to approximately 178 million calls from approximately 248 million calls.  These decreases resulted primarily from lower call volume from AT&T Wireless due to expiration of its contract and to a reduction in our average revenue per call.  These reductions were partially offset by growth in call volume under other existing contracts and markets.  Our average revenue per call decreased to approximately $0.32 in the first nine months of 2005 from approximately $0.46 per call in the first nine months of 2004.

Direct operating costs decreased 29.6% to $47.4 million from $67.3 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, direct operating costs increased to 82.0% from 58.7%, due primarily to decreased revenues as a result of a reduction in our average revenue per call.

Selling, general and administrative costs decreased 42.7% to $41.3 million from $72.1 million.  This decrease resulted primarily from reductions in marketing and promotion costs of approximately $11.7 million, a reduction in depreciation and amortization expenses of approximately $11.9 million resulting from our write-down of fixed assets in the fourth quarter of 2004 and reductions in other general and administrative expenses of approximately $7.2 million resulting from our ongoing corporate-wide program to reduce costs.  As a percentage of revenues, selling, general and administrative costs, less restructuring costs increased to 71.6% from 62.8% primarily due to lower revenues.

Restructuring charges in the nine months ended September 30, 2005 consisted primarily of one-time termination benefits paid to employees of $1.2 million, lease termination costs of $1.9 million and $884,000 of other costs primarily related to the dismantling of the closed call centers resulting from of our ongoing cost reduction plans.  Such charges primarily related to the 11 call centers closed during the nine months ended September 30, 2005.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 71.4% to $4.7 million from $16.6 million and decreased to 8.2% from 14.4% of revenue.  The decrease in depreciation and amortization was due primarily to the write-down of fixed assets in the fourth quarter of 2004 and the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Other income, consisting primarily of interest income on cash and cash equivalents, was $804,000 in the first nine months of 2005 compared to $3.5 million in the first nine months of 2004.  Other income in the first nine months of 2004 consisted primarily of a refund from SBC Communications in the amount of approximately $2.9 million as noted above, interest income on cash and cash equivalents and other miscellaneous items totaling approximately $605,000.

Income tax expense in the first nine months of 2005 was approximately $343,000, primarily related to the IRS adjustment noted above.  Because of our operating losses in the first nine months of 2004, we recorded no federal income tax expense in that period.  In the first nine months of 2004, income tax expense was approximately $124,000, primarily due to adjustment of prior estimates to actual state income tax returns filed.

Liquidity and Capital Resources

As of September 30, 2005, we had approximately $28.0 million in cash and cash equivalents and restricted cash, including $6.9 million of restricted cash, compared to approximately $54.4 million in cash and cash equivalents, short-term investments and restricted cash, including $4.9 million of restricted cash, at December 31, 2004.  The net decrease of $26.4 million resulted primarily from our operating losses for the nine months ended September 30, 2005.  We have no outstanding debt.

Working capital was $28.5 million at September 30, 2005, compared to $61.5 million at December 31, 2004.  This decrease was primarily due to cash used in operations.

Cash flow from operations.  Net cash used in operations was $24.7 million for the nine months ended September 30, 2005 compared to net cash provided by operations of $14.5 million for the nine months ended September 30, 2004.  This difference of $39.2 million resulted primarily from a decrease in the amount of cash received from customers as a result of decreased revenue and the receipt of a smaller refund of federal income taxes in the first nine months of 2005 as compared to the first nine months of 2004, partially offset by decreases in cash paid for advertising and promotion expenses, cash paid to or on behalf of our employees and cash paid to vendors and suppliers.  Cash received from customers decreased by approximately $66.5 million in the first nine months of 2005 and net federal and state income tax refunds decreased by approximately $7.1 million.  Cash paid to or on behalf of employees, cash paid for advertising and promotion and cash paid to vendors and suppliers decreased by approximately $20.9 million, $11.7 million and $4.8 million, respectively in the first nine months of 2005 compared to the first nine months of 2004.

Cash flow from investing activities.  Cash provided by investing activities was $21.8 million in the first nine months of 2005 resulting primarily from short-term investments being converted to cash and used in operations, partially offset by capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure and an increase in cash restricted to secure a letter of credit related to our workers’ compensation program.

Cash flow from financing activities.  In June 2005, our Board of Directors approved a share repurchase program that authorized the repurchase of up to 250,000 shares per month of our common stock.  During the third quarter of 2005, we repurchased 151,000 shares of our common stock at an average purchase price of $0.80 per share.  There was no other significant cash expended or generated related to financing activities in the first nine months of 2005.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be for working capital, payment of costs incurred to restructure our operations, the development or acquisition of technologies, features and content complementary to our business and for general corporate purposes.  These general corporate purposes could include acquisitions, efforts to pursue and market new growth strategies and other corporate development activities.

The termination of our contract with Nextel will have a material adverse impact on our liquidity and financial position.  We are accelerating our restructuring efforts to reduce our operations and related expenses.  We have reduced personnel and closed 11 of our call centers in the last two quarters.  We expect to further reduce our employees and call centers over the next several months in efforts to bring our expenses in line with our remaining revenues after the departure of Nextel.  Because of the significant decrease in revenue we have and will be experiencing, there is substantial doubt as to whether or not our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for the next twelve months.  Future operations and restructuring activities as well as activities designed to develop new revenue sources will likely reduce available cash.  If our cost reduction efforts combined with efforts to develop new sources of revenue are not successful, we may be unable to continue operations.  We cannot be certain that we will be able to establish borrowing arrangements or otherwise raise additional capital on terms favorable to us or at all.

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

On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s independent director and audit committee requirements for continued listing as set forth in Marketplace Rules 4350.  The letter stated that, consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), we will be provided a cure period until the earlier of our next annual shareholders’ meeting or October 4, 2006, in order to regain compliance.  The letter also stated that, in the event we do not regain compliance within this period, the Staff will provide written notification that our securities will be delisted.

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

Long-lived assets.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of certain of the circumstances noted above, we evaluated our fixed assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004.  We determined that the value of our fixed assets was impaired; thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to their estimated fair market value.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, we will evaluate our fixed assets and intangibles for impairment in accordance with SFAS No. 144 and SFAS No. 142 in the fourth quarter of 2005.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will differ significantly from the recorded reserves.  At September 30, 2005, we have reserved approximately $5.4 and $1.3 million related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are reasonable estimated, any significant increase in the number of claims and costs associated with claims made under these plans could have a material effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. As a result, we have recorded a valuation allowance against our net deferred tax assets.  Should any further amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge, which could have a material effect on our financial position, results of operations or cash flows.  We are also subject to examination by the IRS and other taxing authorities.  To the extent that such authorities take exception to a tax position taken on a filed return, we may need to recognize additional income tax expense.  Such amounts could be material to our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and
SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We will adopt SFAS No. 123R in our first quarter of 2006.  We are still evaluating the effects that adoption of this statement will have on our condensed consolidated financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid investments are invested in money market instruments, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these investments were invested in overnight money market instruments at September 30, 2005 and were redeemable on a daily basis.  All of the underlying investments in the money market fund had maturities of three months or less.  As a result, we believe the market risk arising from our holdings of financial instruments is minimal.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                OTHER INFORMATION

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) or Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2005	65,246	$0.84	65,246
August 1 to August 31, 2005	86,055	0.77	86,055
September 1 to September 30, 2005	0	—	0
Total	151,301	$0.80	151,301	(1)

(1)           On June 19 2005, the Company publicly announced a share repurchase program that authorized the repurchase of up to 250,000 shares per month of the common stock of the Company.

ITEM 6.                  EXHIBITS

Exhibits No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)