Form 10-K
period 2005-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2006-04-17
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2005 was $19,811,342.

The number of shares outstanding of the registrant’s common stock as of March 20, 2006 was 24,933,490.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

METRO ONE TELECOMMUNICATIONS, INC.

FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I
Forward Looking Statements

Item 1	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures about Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

Signatures

In this annual report on Form 10-K, “Metro One” and the terms “Company,” “we,” “us” and “our” refer to Metro One Telecommunications, Inc.

PART I

IMPORTANT INFORMATION REGARDING FORWARD LOOKING STATEMENTS

All statements and trend analyses contained in this annual report on Form 10-K relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may, but do not necessarily, include words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include those discussed under Item 1A Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.                  BUSINESS.

We are a provider of Enhanced Directory Assistance® and other information services through operators and electronically. We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”) and prepaid carriers to provide our services to their subscribers. Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services. Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services. Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One. All of our services are currently provided by operators located only in the United States or electronically. Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues are derived principally through fees charged to telecommunications carriers and other customers.

In addition to voice-based services, we also provide Enhanced Directory Assistance services in electronic format. These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records. We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups. We contract with a broad range of companies that require electronic directory assistance including companies in the service, marketing, and financial sectors. Our Data Services business represents an emerging business based on infrastructure originally developed to support our voice-based call center business.

We have been in business since 1989, when we began developing and testing provision of information services over the telephone. In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge-per-call basis. Our customers include several wireless and other telecommunications carriers such as XO Communications, SunCom and Cablevision. We have expanded our customer base to include enterprise data services, specialized operator services, such as with Motorola’s VIAMOTO application, and information services to corporations with offices in the United States and Canada. We have also expanded into the landline telecommunications market and provide our services to regional CLECs.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, has been intense. Carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs. In response to these and other issues, in May 2003, we launched Infone, a service that provided enhanced directory and personal assistant services directly to consumers. The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign. Revenues from Infone were not significant in relation to total revenues since its inception. Because of our inability to attract a significant number of subscribers to this service, it was discontinued in December 2005.

In the recent past, several of our largest customers have transferred their calls away from us for a variety of reasons, primarily in order to obtain lower prices and/or as a result of consolidation in the wireless industry. As a result of the loss of these customers and the associated revenues and operating losses, since the second quarter of 2005 we have taken significant actions to restructure our operations to lower our cost structure. In addition, we have refocused our efforts on the wholesale directory assistance and data services markets to pursue additional revenue sources in the voice-based and electronic delivery-based directory assistance and information services markets.

Telecommunications Industry

The U.S. telecommunications industry has generally been characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber. Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty. Costs to acquire new subscribers can be significant, therefore carriers are emphasizing pricing and plan elements to attract and retain customers. In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market. Competitive pressures are particularly acute for wireless and newer landline carriers, such as CLECs. The industry has also experienced a considerable amount of consolidation and investment in new technologies as well as increasing competitive pressure from alternative providers, including cable companies, VoIP providers, Mobile Virtual Network Operators (“MVNO”) and others.

Wireless Telecommunications. The U.S. wireless telecommunications market has experienced dramatic growth over the last decade. This growth has been due largely to technological advances that give callers affordable, high-quality mobile services. According to industry analysts, the number of wireless subscribers in the United States will reach more than 200 million by the end of 2006. A relatively small number of carriers dominate the wireless telecommunications market. In terms of estimated number of subscribers, the largest U.S. wireless carriers include Cingular Wireless, Verizon Wireless, Sprint Nextel and T-Mobile.

Competition in the industry has been intense with several carriers typically competing for wireless subscribers in most major U.S. markets. With slowing subscriber growth and downward pressure on average revenue per user (“ARPU”), carriers are seeking to differentiate themselves from their competitors. While pricing pressures are fierce, carriers also focus on value-added services and features as a means of differentiating themselves. As subscriber and ARPU growth slow, there has been significant recent consolidation in the industry as evidenced by the 2005 merger of Nextel Communications and Sprint PCS and the 2004 combination of Cingular Wireless and AT&T Wireless.

Landline Telecommunications. The U.S. landline telecommunications market is significantly larger than the U.S. wireless market. Like the wireless market, the landline market is dominated by a relatively small number of major carriers. Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and CLECs, such as Cox Communications or Integra Telecom. Many of these carriers and others, as well as many discount companies, also provide long distance services. In addition, cable companies are offering packaged services including local and long distance telephone services.

Local and long distance carriers competing in each other’s markets, as well as against newer and smaller independent carriers, have added to competition in the landline market. With deregulation, the entry of new landline competitors and the increasing affordability of wireless services, subscribers who were historically bound to local carriers as a matter of geography are now increasingly able to choose their carriers. This includes the opportunity to select a CLEC. These companies compete with incumbent local carriers to provide a variety of services, including local, long distance and Internet and other data services. As a result, the landline telecommunications market is rapidly becoming subscriber-based and carriers must find ways to differentiate their services to attract and retain subscribers. In addition, to maintain operational focus, CLECs often outsource non-core operations, including directory assistance services. While many incumbent carriers provide directory assistance services on an outsourced basis, the competitive local exchange carriers may prefer to outsource their directory assistance needs to independent companies rather than use the services of their competitors.

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

Unlike other aspects of telecommunications services, directory assistance has seen a period of rising retail prices in the last several years. For example, in June 2001 the range of retail prices charged for a directory assistance call among the major wireless carriers was $0.75 to $1.29, with a majority of large carriers at $0.99 per call. In January 2006, this same range was $1.25 to $1.50. During this same timeframe, prices for many other telecommunications services have trended downward.

Recent growth in calls made to providers of directory assistance offering their services without charge to consumers is anticipated to be a disruptor to telecommunications carrier-provided 411 services. The nature and extent of disruption of the directory assistance market because of these no-charge directory assistance services is, as yet, unclear. Such providers typically generate revenue via advertising to consumers while outsourcing the calls to third party directory assistance service providers such as Metro One.

Customers

Our principal business currently involves providing Enhanced Directory Assistance and information services primarily to wireless carriers, VoIP providers, cable companies, CLECs, prepaid carriers, and other providers, including those offering their services at no charge to end users, in all or a portion of their service areas. Our major carrier customers include XO Communications, SunCom and Cablevision. In addition, we provide our services to certain CLECs in the landline telecommunications market. Customers that accounted for more than 10% of our revenues during the periods indicated are as follows:

	Years ended December 31,
Customer	2005	2004	2003
AT&T Wireless Services	—	28%	44%
Nextel Communications	76%	56	35
Sprint PCS	—	—	13

In October 2005, Nextel notified us that it would be terminating the Services Agreement between us, effective January 9, 2006. We continued to handle Nextel calls through a negotiated transition period which was substantially completed by March 31, 2006.

Our contract with AT&T Wireless expired on December 1, 2003, and we were unable to reach an economic arrangement acceptable to both parties, thus, our negotiations did not result in a new contract to replace the then existing one. We agreed to continue to provide service to AT&T Wireless customers through a transition period beginning in March 2004. The transition was substantially completed by July 31, 2004.

Our contract with Sprint PCS expired in December 2002. We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls through a transition period that began in March 2003 and was substantially completed by June 30, 2003.

We offer our services to a carrier’s subscribers under a brand name selected by the carrier. The carrier establishes its own fee structure with its subscribers. Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.50 plus airtime charges for our services. We charge carriers directly and, at present, bear no subscriber collection risk. We charge our customers on a per call basis. Competitive pressures have caused our average revenue per call to decrease in the recent past.

We currently provide our services to several carrier customers. The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term. None of these contracts precludes us from providing services to others.

We have expanded our customer base to include data services, specialized operator services, such as with Motorola’s VIAMOTO application, and directory assistance services to corporations with offices in the United States and Canada.

Call Centers and Network

We operate call centers located in the United States. Our call centers are located in or near major metropolitan areas. We believe that the U.S.-based, local nature of our call centers and operators permits us to offer more accurate and valuable services than would be available through call centers located outside the United States. We typically operate our call centers 24 hours a day, seven days a week, 365 days a year.

We have adjusted, and expect to further adjust, our call center personnel, the number of call centers we operate, and network capacities in order to address changes in volume demands caused by the termination of carrier contracts. During the year ended December 31, 2005, we reduced our headcount by approximately 800 employees and closed and consolidated the operations of 12 call centers. Subsequent to December 31, 2005, we have reduced our headcount further by approximately 1,350 employees and consolidated the operations of 13 more call centers into our remaining six call centers. Capacity needs can vary significantly as a result of changes in volume from existing customers or the addition of new customers, changes in usage within existing markets served, changes in our carrier customers and/or the number of calls they route to us or alternative strategies to attract additional calls. We continue to pursue additional significant business, and our call center system and network are readily scalable to accommodate such opportunities.

Our systems, covering all of our call centers, are monitored and supported on a 24-hour per day basis from our network operations center located at our corporate headquarters. Our systems are redundant in order to avoid downtime from natural disasters or other adverse events. These arrangements allow us to meet or exceed strict service level standards.

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

We have deployed VoIP capability to route voice traffic over a data network. VoIP not only provides excellent quality of service but substantially reduces transport cost from the traditional call routing over the Public Service Telephone Network. Dynamic call routing and VoIP technologies provide us with the ability to quickly route calls from call center to call center, both improving our cost structure and efficiency, and protecting our service levels.

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

Our Services and Features

We use a customized array of hardware and software, along with proprietary database search engines, to provide our Enhanced Directory Assistance. We receive incoming calls by means of assigned telephone numbers, which, in almost all cases are “411,” “555-1212,” “00” or 800 numbers. Our operators answer incoming calls and identify the service using the customer’s brand name. Upon receiving information requests from callers, operators search applicable databases using our proprietary search tools. The operator then connects the caller to the called party or supplies the caller with the requested information. We offer a variety of information services such as:

•      Directory listings information, which may be retrieved by methods that include reverse and category searches;

•      Movie, local event, and venue information;

•      TeleConcierge® services, including hotel and restaurant information and reservations;

•      Turn-by-turn driving instructions; and

•      Weather conditions and roadside assistance.

Our Enhanced Directory Assistance services also incorporate connectivity features that make the telephone more useful and easier to use. These connectivity features include the following:

•      Call completion – allows a caller to be directly connected to the number requested without the need to redial;

•      StarBack® – allows the caller to return to a live operator simply by pressing a key, such as the star [*] key, or by otherwise issuing a command at any time during a call;

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

Database Systems and Content

We believe the quality of our services is directly related to the scope, quantity and quality of the information content in our database systems. The majority of the information that we acquire, develop, and maintain is telephone listings data. To ensure high quality and accuracy, we obtain this data from multiple sources, including certain of the regional Bell operating companies, independent telephone companies and other commercial sources. This data is enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region.

Our proprietary operator interface software allows operators to efficiently and simultaneously search and reverse-search multiple databases. Our search engine has been optimized for directory assistance services and large national databases, providing sub-second search times even in complex searches. We use proprietary database management systems to maintain and update our directory listings. We continually acquire additional content from a variety of sources or acquire access to content that will, in many cases, build on these listings data to make them more useful.

Marketing and Sales

We market to telecommunications carriers, businesses, governmental units, and other enterprises. The marketing process involves a considerable amount of time and attention by our senior management. Call center managers also play a key role in maintaining and developing wholesale customer relationships. We occasionally assist our carrier customers in the promotion of our services. We intend to continue to participate in marketing services in conjunction with carrier programs.

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

Management’s plans include aggressively pursuing new business opportunities in both the voice and data services sectors of our business in the near term. As part of our strategy, we expect to attract and hire additional sales personnel to pursue such opportunities.

Technology

Our ability to provide Enhanced Directory Assistance is dependent to a great extent on our proprietary technology. Our proprietary software applications enhance our call handling and delivery capabilities and provide the basis for our connectivity features. We have developed search engines to quickly access information from our databases. We continue to upgrade our operator interface software, database management systems and search engines to increase the efficiency and broaden the search capability of our operators.

Our call processing systems incorporate programmable switching equipment, host computers, voice response units, and database servers. Our technology is powered by customized software. We are also monitoring technological advances in the methods of delivery of information and data and are working to ensure that our systems are compatible with, and we can take advantage of, such developments.

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights. We have 38 U.S. patents issued and one foreign patent issued, including several relating to our StarBack technology, our information services platform and others associated with applications for call handling and delivery of information and other services. We have approximately 100 applications pending for additional U.S. and foreign patents. We also have U.S. and foreign registered trademarks for, among others, “Metro One,” “StarBack,” “AutoBack” and numerous other applications pending for U.S. trademark registrations.

Competition

The directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and other independent companies. Our principal competitors include regional Bell operating companies and other independent providers. Telephone carriers, both landline and wireless, provide directory assistance both in and outside their own operating regions. Although we believe that none of these competitors offers a form of directory assistance that incorporates all features of our service products, they may have substantially greater financial, technical and marketing resources than we do and may be able to offer features similar to ours. We also face competition from independent companies seeking to offer forms of directory assistance and other information services. Included among these are firms that offer full or partial automation (with little or no involvement by a live operator), firms offering low cost directory assistance provided by overseas operators and firms offering information, directories and/or search engines via Internet-enabled devices.

We believe the principal competitive factors in the directory assistance market are price, quality, technological innovation, experience and responsiveness to customers. Historically, we have sought to distinguish ourselves from our competitors based on the quality of our services, the development of useful features, the breadth of the content provided and our extensive national network of call centers. In recent years, wireless carriers appear to have become more focused on reducing costs, even if such reduction results in diminished services and quality. In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet, provide low cost forms of competitive services. In response, we have reduced our call center network and other costs of service delivery in order to compete effectively.

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

We maintain carrier certification with the various state utility commissions, including all fifty states and the District of Columbia. Many states require certification before a company can provide intrastate communications services. We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required. Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We have filed such tariffs or price lists where required.

Certain of our services are subject to local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable laws and/or regulations.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Employees

As of December 31, 2005, we had approximately 2,000 employees, approximately 18% of whom were employed on a part-time basis. As of March 31, 2006, we had approximately 650 employees. Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls. None of our employees are subject to a collective bargaining agreement. We consider relations with our employees to be satisfactory.

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

ITEM 1A.               RISK FACTORS

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

We have a history of losses and negative cash flows on a quarterly and annual basis, and may experience greater losses from operations than we currently anticipate, which raises doubt about our ability to continue as a going concern.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003. In the year ended December 31, 2005, we incurred a loss of $39.8 million. At December 31, 2005, we had working capital of approximately $26.6 million. To achieve profitability, we will need to generate additional revenue and continue to decrease our expenditures. We can give no assurance that we will achieve sufficient revenue or reduce expenditures to be profitable on a quarterly or annual basis in the future. These factors, among others, raise doubt about our ability to continue as a going concern. Even if we do ultimately achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis.

We may need additional capital in the future, and it may not be available on acceptable terms, or at all.

Our unrestricted cash balances at December 31, 2005 were approximately $17.8 million. These cash balances may not be sufficient to fund operating and other expenses for the next twelve months or until we reach profitability. We can give no assurance that our cost reduction initiatives will yield the results we anticipate or that we will generate sufficient cash flows from the sales of our services. As a result, we may need to secure additional financing to execute our business plan. We cannot be certain that additional financing will be available on terms favorable to us or at all. The terms of available financing may place limits on our financial and operating flexibility. If adequate financing is not available on acceptable terms, we may be forced to sell assets or further reduce expenditures, or both, and we may not be able to pursue all of our business objectives. An inability to secure additional funding could force us to liquidate our business or otherwise seriously harm our business, results of operations and financial condition.

We have contracts with a limited number of carrier customers. If we fail to extend these contracts or sign new ones, or if these contracts are terminated prior to their expiration, our business could be adversely affected.

A limited number of customers account for a large percentage of our continuing revenues. In 2005, Nextel Communications and ALLTEL Communications accounted for nearly 83% of our revenues and both of these customers have transitioned their calls away from us as of the date of this filing. Some of our other contracts are non-exclusive, contain performance and other standards, and call volume may be transferred to alternative providers within the terms of the agreements. If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected. Although we seek to increase the number of our customers, opportunities are limited because a small number of companies dominate the telecommunications market. This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

We are restructuring our business to focus on providing directory assistance and information services on a wholesale basis. Even after giving effect to this restructuring, we may not have sufficient cash to execute on our current business plan.

We have taken steps to restructure certain aspects of our business, including closing call centers, reducing our work force, discontinuing our Infone service, and renegotiating existing agreements with customers. However, restructuring (for example severing employees and terminating leases) takes resources and time to implement. There can be no assurance that we will be successful in renegotiating any agreements or otherwise implementing the restructuring. There can also be no assurance that following this restructuring we will have sufficient cash reserves to achieve profitability. Furthermore, our restructuring could have a material adverse impact on our ability to execute on our business plan.

We need to expand call volume, increase our efficiencies and substantially lower the cost of delivery of our services in order to be successful.

In order to successfully execute our business strategies, we need to increase the volume of calls we service. We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing customers and by offering our services to other types of customers. We have limited experience in the landline market, which is dominated by the regional Bell operating companies. Because of increasing competitive pressures and declining per call pricing, we need to substantially reduce the cost of delivery of our directory assistance services in order to compete with automated services, offshore contractors, and other low-cost providers. If we are unable to expand our wireless business or attract significant landline business revenues on a cost effective basis or at all, or if we are unable to substantially reduce the cost of delivering our services, we may be unable to achieve and maintain profitability.

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

Our inability to achieve desired pricing levels could adversely affect our ability to return to profitability.

We are subject to competitive pressures with respect to pricing that has affected our operations and profitability and could adversely affect our ability to return to profitability. Generally, our pricing levels have declined and, in the future, may continue to decline in response to competition in the industry. The prices that we charge our carrier customers are subject to the terms of our contracts. The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations. In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet provide low cost forms of competitive services. We charge our carrier customers on a per call basis, with prices varying in some cases based on call volume. Our long-term strategy is based in part on reducing the price we charge our carrier customers. If we continue to reduce our prices without a corresponding increase in call volume, there could be an adverse impact on our ability to achieve and maintain profitability.

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

•      Lack of market acceptance or delays or increased development costs related to the introduction of our services or features; and

•      General economic conditions.

For these reasons, investors or other interested parties should not rely on period-to-period comparisons of our financial results as an indication of any future results. Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a decline in the market price of our common stock. Fluctuations in our operating results would likely increase the volatility of our common stock price.

Our operating results are significantly affected by our ability to accurately estimate the amount and timing of call volume, which is often subject to factors outside of our control.

Our operating results are significantly affected by costs incurred for expanding or contracting staffing and infrastructure. We incur significant staffing and general and administrative costs in contracting or expanding operations, as necessary, and in anticipation of additional or reduced call volume under our customer contracts. If such call volume does not depart or arrive as scheduled, in the amount anticipated, or at all, our operating results can be adversely affected. This could increase our operating expenses without a corresponding increase in revenues.

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

We maintain carrier certification with the various state utility commissions, including all fifty states and the District of Columbia. Many states require certification before a company can provide intrastate communications services. We are certified as an interexchange carrier in all jurisdictions where required, and as a local exchange carrier where required. Most states require us to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate. We have filed such tariffs or price lists where required.

Certain of our services are subject to local, state and federal taxes and regulatory fees, including the Federal excise tax, FCC Universal Service and regulatory fees and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable laws and/or regulations.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services. We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Future acquisitions, joint ventures, or other efforts to pursue additional growth strategies may strain our operations.

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

If we are unable to continue to attract and retain qualified senior management, sales and technical personnel and call center operators, or our call center staff is unionized, our operations could be adversely affected.

Our success depends to a significant extent on the efforts and abilities of our senior management, sales and technical personnel and call center operators. The loss of the services of our senior management and technical personnel could have a material adverse effect on our business and our ability to meet our strategic objectives. In addition, increasing our revenues is critical to our success. If we are unable to attract and retain qualified and productive sales personnel, we may not be able to increase our revenues which would have an adverse effect on our plans and our business. We also depend on the continued service of our call center operators, who we hire from the available labor pool. The ability to attract and retain qualified senior management, sales and technical personnel, operators and other skilled employees is extremely important to the operation of our business. If we are unable to attract and retain qualified individuals, or we are required to pay significantly higher wages and other benefits to such individuals, or if our call center staff is unionized, it could adversely affect our business operations. We find it more difficult to recruit and retain qualified individuals during periods of low unemployment and, therefore, may be subject to increasing pressure to offer higher wages and other benefits during such periods. In our call center hiring, we may also feel the effects of the telecommunications industry in general, which has widespread union membership among its operators and other workers.

If we are unable to use and protect our intellectual property, we may be unable to provide some of our Enhanced Directory Assistance and information services or profitably operate our business.

We regard aspects of our Enhanced Directory Assistance, and their features and processes, to be proprietary. If we are unable to use and protect our intellectual property, we may be unable to provide some of our Enhanced Directory Assistance and/or our personal assistant services or profitably operate our business. To a limited extent, we rely on a combination of trade secret, patent and other intellectual property law, nondisclosure agreements and other protective measures to protect our intellectual property. However, these measures may be difficult and costly to meaningfully enforce. In addition, attempts to enforce our intellectual property rights may bring into question the validity of these rights. Litigation with respect to patents or other intellectual property rights can result in substantial costs and diversion of management attention and other resources.

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq Capital Market continued listing requirements.

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006. We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. By transferring to the Nasdaq Capital Market, we were afforded an extended grace period and now have until July 17, 2006 in which to satisfy the $1.00 minimum bid price requirement. To regain compliance, the closing bid price of our common stock has to remain at $1.00 per share or more for a minimum of ten consecutive trading days.  If we are unable to regain compliance by July 17, 2006, our common stock could be delisted from the Nasdaq Capital Market.

Our board of directors is currently not comprised of a majority of independent directors as required by Marketplace Rule 4450(c)(1) and the audit committee of the board of directors is currently not comprised of three members as required by Marketplace Rule 4350(d)(2)(A). On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s independent director and audit committee requirements for continued listing. The letter stated that, consistent with Marketplace Rules 4350(c)(1) and 4350(d)(4), we had until the earlier of our next annual shareholders’ meeting or October 4, 2006, in order to regain compliance. The letter also stated that, in the event we do not regain compliance during this cure period, our common stock will be delisted. Our management and board of directors are considering the addition of independent directors but there can be no assurance these directors will be added prior to the end of the cure period.

If our common stock were to be delisted from the Nasdaq Capital Market, we may seek quotation on a regional stock exchange, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

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

•      New product initiatives and growth strategies; and

•      General market conditions.

From January 1, 2005 through December 31, 2005, our common stock price fluctuated from a low of $0.36 per share to a high of $1.53 per share and has on several days fluctuated more than 10%. These trading prices may change significantly and arbitrarily. In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock. General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES.

We lease our principal executive and administrative offices, consisting of approximately 36,000 square feet of space, in Beaverton, Oregon. The lease term extends through mid-2009. We also lease call centers and other operational facilities, which as of December 31, 2005, ranged in size from 5,000 to 30,000 square feet. At December 31, 2005, we had 22 leases for call centers and other remote facilities, with remaining terms of up to five years. We have adjusted and expect to adjust further, call centers and capacities in order to address changes in volume demands caused by the expiration of carrier contracts and the development of our other business initiatives. Subsequent to December 31, 2005, as of the date of this report, we have ceased operations in 13 of our call centers, of which seven have significant remaining lease obligations. We expect to pay out the lease terms, sublease the properties, buy out or otherwise dispose of these leases during 2006.

ITEM 3.                  LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the Nasdaq Capital Market under the symbol “INFO.”  The high and low closing sales prices as reported on the Nasdaq Capital Market for each quarterly period within the two most recent fiscal years were as follows:

2005	High	Low
Quarter ended December 31, 2005	$0.74	$0.36
Quarter ended September 30, 2005	$0.92	$0.67
Quarter ended June 30, 2005	$1.37	$0.80
Quarter ended March 31, 2005	$1.53	$1.24

2004	High	Low
Quarter ended December 31, 2004	$1.80	$1.41
Quarter ended September 30, 2004	$1.60	$1.21
Quarter ended June 30, 2004	$2.38	$1.44
Quarter ended March 31, 2004	$3.28	$2.26

The approximate number of shareholders of record as of March 15, 2006 was 152. On March 15, 2006, the closing price of our common stock, as reported on the Nasdaq Capital Market, was $0.67 per share.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Operations data:
Revenues	$77,810	$140,369	$201,636	$257,951	$233,318
Direct operating expenses	59,243	84,331	117,126	144,164	131,851
Selling, general and administrative expenses	51,969	94,208	128,271	72,461	65,422
Impairment loss	—	32,193	4,715	—	—
Restructuring charges	6,814	—	—	—	—
(Loss) income from operations	(40,216)	(70,363)	(48,476)	41,326	36,045
Net (loss) income	(39,759)	(63,166)	(33,309)	26,129	28,422

Basic (loss) income per share	(1.59)	(2.54)	(1.35)	1.06	1.20
Diluted (loss) income per share	(1.59)	(2.54)	(1.35)	1.04	1.15

Cash flow from operations	(28,337)	8,913	(19,189)	45,307	49,862

Balance sheet data:
Cash and cash equivalents	$17,769	$24,093	$44,381	$76,528	$53,692
Short-term investments	—	25,375	—	—	—
Working capital	26,646	61,507	78,280	103,705	73,747
Total assets	52,017	95,830	164,884	198,689	169,759
Long-term liabilities	626	1,158	3,523	9,310	3,844
Shareholders’ equity	39,667	79,437	142,338	175,389	147,369

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations for the periods discussed below should not be considered indicative of the results to be expected in any future period and fluctuations in operating results may also result in fluctuations in the market price of our common stock. Our quarterly and annual operating results have in the past and may in the future vary significantly depending on factors such as changes in the telecommunications market, the addition or expiration of customer contracts, increased competition, changes in pricing policies by us or our competitors, lengthy sales cycles, the timing and expense of the expansion or contraction of our call center network, and other factors including those discussed under Item 1A, Risk Factors.

Overview

We are a provider of Enhanced Directory Assistance® and other information services through operators and electronically. We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”) and prepaid carriers to provide our services to their subscribers. Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services. Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services. Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One. All of our services are currently provided by operators located only in the United States or electronically. Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues are derived principally through fees charged to telecommunications carriers and other customers.

In addition to voice-based services, we also provide Enhanced Directory Assistance services in electronic format. These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records. We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups. We contract with a broad range of companies that require electronic directory assistance including companies in the service, marketing, and financial sectors.

Under our wholesale contracts, carriers agree to route some or all of their directory assistance calls to us. We offer our services to multiple carriers within the same market. When a carrier’s subscribers dial a typical directory assistance number, such as “411,”
“555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name.

Each carrier customer establishes its own directory assistance fee structure for its subscribers. Wireless subscribers typically pay fees ranging from $1.25 to $1.50 plus airtime charges for our services. We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers.

We charge our carrier customers on a per call basis. Prices for services provided to other types of customers, including businesses, governmental units or customers who receive our services in electronic form, may vary based on the nature of the service, volume and other circumstances.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, has been intense. With slowing subscriber growth and declining revenue per user, carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs. In response to these and other issues, in May 2003, we launched Infone, a service that provided enhanced directory and personal assistant services directly to consumers.

The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone. We spent approximately $2.8 million, $17.5 million, and $49.9 million in 2005, 2004 and 2003, respectively, on such marketing and promotion campaigns. Revenues from our Infone service were not significant in relation to total revenues in 2005, 2004, or 2003. Because of our inability to attract a significant number of subscribers to this service, it was discontinued in December 2005.

Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc. The Services Agreement superseded our previous services agreement dated in June 1999. Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis and Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement discussed above effective January 9, 2006. In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement. The Plan called for Metro One to continue to provide services to Nextel callers, as needed, through March 31, 2006, for the resolution of any disputes with respect to the termination by Nextel, and for the payment by Nextel to Metro One of up to $5.75 million in three installments through the end of March. Those payments are in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period. Calls from Nextel were substantially transitioned away from us by March 31, 2006 and, except for contractual payments not yet due for normal service, we have received substantially all amounts due from Nextel as of the date of this filing. Including the $2.5 million payment in December 2005 as part of the settlement payments noted above, Nextel represented approximately 76%, 56%, and 35% of our revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract. The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004. AT&T Wireless accounted for approximately 28% and 44% of our revenues in 2004 and 2003, respectively.

Our contract with Sprint PCS expired in December 2002. We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls through a transition period that began in March 2003 and was substantially completed by June 30, 2003. Sprint PCS accounted for approximately 13% of our revenues in 2003.

As a result of the termination of our contracts with Nextel and other customers noted above, we have consolidated and reduced our operations significantly and will continue to close call centers and reduce the number of employees both in call centers and in corporate and administrative staff now that the transition of calls from Nextel has been completed.

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers. During 2005, we incurred approximately $6.8 million of restructuring costs related to these activities. That amount consisted of approximately $1.9 million of severance and other employee-related termination benefits, approximately $1.7 million of lease termination costs and approximately $3.2 million of other costs of restructuring. These other costs included approximately $1.4 million of non-cash intangible and other asset write-offs related to our discontinued Infone service, approximately $800,000 paid for strategic advisory services, approximately $750,000 of costs associated with closing and consolidating the operations of call centers, and approximately $270,000 of other costs. At December 31, 2005, we had approximately $498,000 of accrued restructuring costs, primarily related to remaining lease costs of closed facilities.

Subsequent to December 31, 2005, we have undertaken additional restructuring activities, due primarily to the departure of call volume from Nextel, that have resulted in the closure of an additional 13 call centers in the first quarter of 2006 with call volumes transferred into the remaining six call centers. These closures have resulted in the reduction of approximately 1,350 call center employees and the payment of approximately $1.4 million of related severance benefits. We expect to incur approximately $800,000 of dismantling costs related to these closed call centers primarily in the second quarter of 2006. We have significant costs associated with ongoing lease obligations of the closed call centers. We expect to pay out the lease terms, sublease the properties, buy out or otherwise dispose of these leases during 2006; however, the costs associated with those actions cannot be accurately estimated at this time. Additionally, we have plans to reduce headcount at our corporate headquarters in the second and third quarters of 2006. We expect to incur approximately $280,000 of severance costs related to these reductions. In addition, we may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

Termination of the contracts noted above have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern. We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003. We expect to meet our cash requirements in 2006 using our existing cash and cash equivalents. Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006. We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. By transferring to the Nasdaq Capital Market, we were afforded an extended grace period and now have until July 17, 2006 in which to satisfy the $1.00 minimum bid price requirement. If we are unable to regain compliance by July 17, 2006, our common stock could be delisted from the Nasdaq Capital Market. On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s independent director and audit committee requirements for continued listing. The letter stated that we had until the earlier of our next annual shareholders’ meeting or October 4, 2006, in order to regain compliance. The letter also stated that, in the event we do not regain compliance during this cure period, our common stock will be delisted. Our management and board of directors are considering alternatives to regain compliance with Nasdaq’s requirements but there can be no assurance that such alternatives will be implemented prior to the end of the applicable cure period.

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”). The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors. The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received a refund from SBC in the amount of approximately $2.9 million that is included in  “Other income, net” in our December 31, 2004 financial statements.

Results of Operations

The following table shows selected items of our consolidated statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	76.1	60.1	58.1
Selling, general and administrative expenses	66.8	67.1	63.6
Impairment loss	—	22.9	2.3
Restructuring charges	8.8	—	—
Loss from operations	(51.7)	(50.1)	(24.0)
Other income, net	1.3	2.7	0.3
Loss before income taxes	(50.4)	(47.4)	(23.7)
Income tax expense (benefit)	0.7	(2.4)	7.2)
Net loss	(51.1)%	(45.0)%	(16.5)%

2005 Compared to 2004

Revenues. Revenues decreased 44.6% to $77.8 million from $140.4 million. Call volume decreased to approximately 231 million calls from approximately 306 million calls. These decreases resulted primarily from lower call volumes due to the expiration of our contract with AT&T Wireless in mid-2004 as well as a lower average revenue per call related to decreased pricing in our new contract with Nextel in 2005. Our overall average revenue per call was approximately $0.33 in 2005 compared to approximately $0.46 in 2004.

Direct operating expenses. Direct operating expenses, consisting of the costs of salaries, wages, benefits and taxes of call center personnel, listings data and content acquisition costs, decreased 29.8% to $59.2 million from $84.3 million. This decrease was primarily due to lower personnel and data cost associated with servicing lower call volumes. As a percentage of revenues, direct operating expenses increased to 76.1% from 60.1%, due primarily to a lower average revenue per call.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 44.8% to $52.0 million from $94.2 million resulting primarily from decreased advertising expense related to Infone of approximately $14.8 million and cost-cutting efforts, including the closing of 12 call centers. As a percentage of revenues, selling, general and administrative expenses remained relatively flat at 66.8% in 2005 compared to 67.1% in 2004.

Restructuring charges. Restructuring charges in 2005 consisted primarily of one-time termination benefits paid to employees of $1.9 million, lease termination costs of $1.7 million and $3.2 million of other costs. Other costs consisted primarily of costs to dismantle closed call centers, costs to implement our ongoing cost reduction plans, and non-cash write-downs of certain intangible and other assets related to our discontinued Infone service. These restructuring charges related primarily to the 12 call centers we closed in 2005. Restructuring charges of approximately $498,000, primarily related to continuing lease obligations on closed facilities, have been accrued but not paid at December 31, 2005.

Depreciation and amortization. Depreciation and amortization expense was $6.1 million in 2005 compared to $21.7 million in 2004. The decrease in depreciation and amortization was due primarily to the write-down of fixed assets in the fourth quarter of 2004 and the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Other income, net. Other income in 2005 was approximately $1.0 million and consisted primarily of interest earned on cash and cash equivalents. Other income in 2004 was approximately $3.8 million, consisting primarily of the $2.9 million refund from SBC discussed above and approximately $694,000 of interest income earned on cash, cash equivalents and short-term investments.

Income taxes. Income tax expense in 2005 was $538,000, reflecting a provision for federal income tax expense related to a proposed adjustment by the Internal Revenue Service (“IRS”) relating to a prior year tax return under audit. Income tax benefit in 2004 was $3.4 million. This benefit resulted primarily from our ability to carry losses back to offset income in prior years and to receive refunds of income taxes paid in those years. Our effective tax rate for 2005 was approximately 1.4%. Our effective tax rate for 2004 was a tax benefit of approximately 5.1%. The rates for both years differ from the statutory rates primarily due to the increase in valuation allowance in both years, as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

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

Direct operating expenses. Direct operating expenses decreased 28.0% to $84.3 million from $117.1 million. This decrease was primarily due to lower personnel and data cost associated with servicing lower call volumes. As a percentage of revenues, direct operating expenses increased to 60.1% from 58.1%, due primarily to a lower average revenue per call.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 26.6% to $94.2 million from $128.3 million resulting primarily from decreased advertising expense related to Infone of approximately $32.4 million and general cost-cutting efforts. As a percentage of revenues, selling, general and administrative expenses increased to 67.1% in 2004 compared to 63.6% in 2003, primarily due to decreased revenues.

Impairment loss. As a result of changes in our business climate, primarily significantly reduced pricing of renewed wholesale contracts, we evaluated our fixed assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” as of December 31, 2004. We determined that the value of our fixed assets was impaired; thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to estimated fair market value.

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

Income taxes. Income tax benefit in 2004 and 2003 was $3.4 million and $14.5 million, respectively. These benefits result primarily from our ability to carry losses back to offset income in prior years and to receive refunds of income taxes paid in those years. Our effective tax rates for 2004 and 2003 were tax benefits of approximately 5.1% and 30.3%, respectively. These rates differ from the statutory rates primarily due to the increase in valuation allowance in both years, as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and restricted cash are recorded at cost which approximates their fair market value. As of December 31, 2005, we had approximately $24.6 million in cash and cash equivalents, short-term investments and restricted cash (including $6.9 million of restricted cash) compared to approximately $54.4 million (including $4.9 million of restricted cash) at December 31, 2004. The net decrease of $29.8 million resulted primarily from net operating losses. We have no outstanding debt.

Working capital was $26.6 million at December 31, 2005, compared to $61.5 million at December 31, 2004. This change was primarily due to decreased net operating losses in 2005.

Cash flow from operations. Net cash used in operations was $28.3 million in 2005 compared to net cash provided by operations of $8.9 million in 2004. This difference of approximately $37.2 million resulted primarily from net decreases in cash received from customers resulting from lower revenues in 2005 and a decrease in our federal income tax refund in 2005. These net decreases were partially offset by a decrease in cash paid to or on behalf of employees, and a decrease in our use of cash to market and promote Infone. Cash received from customers decreased by $71.6 million in 2005 compared to 2004 and our income tax refund in 2005 was approximately $7.0 million less than in 2004. Cash paid to or on behalf of employees decreased by approximately $24.1 million in 2005 compared to 2004, and we paid approximately $14.8 million less in 2005 than in 2004 to market and promote Infone.

Cash flow from investing activities. Cash provided by investing activities was $22.0 million in 2005, primarily resulting from conversion of short term investments to cash for use in operations, partially offset by cash used to secure a letter of credit and cash used for capital purchases. In 2004, cash used in investing activities included net purchases of approximately $25.4 million of investment grade auction rate securities. In 2005 and 2004, capital expenditures were primarily for equipment to upgrade existing call centers and corporate networks and infrastructure.

Cash flow from financing activities. Cash used in financing activities was not significant in 2005. Cash provided by financing activities was $258,000 for the year ended December 31, 2004 resulting from proceeds from employee stock purchases.

Future capital needs and resources. The primary uses of our capital in the near future are expected to be primarily for working capital. We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at December 31, 2005 was approximately $24.6 million, our operations and future activities, including additional restructuring efforts, will likely reduce available cash.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003. We expect to meet our cash requirements in 2006 using our existing cash and cash equivalents. Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to the plan or obtain additional financing, we may be forced to cease operations.

Contractual obligations and commitments. Our contractual obligations are presented in the table below. Other than operating leases, we have no significant off-balance sheet arrangements or obligations.

	Payments due by period (in thousands)
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating lease obligations	$8,331	$4,249	$3,295	$734	$53
Total	$8,331	$4,249	$3,295	$734	$53

We generally lease our facilities through non-cancelable operating leases extending for up to ten years.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At December 31, 2005, we had one letter of credit outstanding in the amount of $6,860,000 related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This commitment expires on April 1, 2006 and is typically renewed on an annual basis. Effective April 1, 2006, the amount of the standby letter of credit and restricted cash will decrease to $6,160,000.

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

Accounts receivable. Our wholesale customer base has primarily consisted of large wireless telephone carriers in the United States. As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers. We have not experienced significant collection issues or write-offs related to these customers. Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results. In addition, our emerging data services business is expected to generate receivables from customers that may not be as financially stable as our large carrier customers which may expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets, goodwill and intangibles. We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges. In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities. If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge. As a result of certain of the circumstances noted above, we evaluated our fixed assets for impairment in accordance with SFAS No. 144, “Accounting for the

Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004. We determined that the value of our fixed assets was impaired, thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to their estimated fair market value. As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, we evaluated our fixed assets and intangibles as of December 31, 2005 for impairment in accordance with SFAS No. 144 and SFAS No. 142. Our evaluation determined that the assets were not impaired as of December 31, 2005.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment annually and whenever events or changes in circumstances may have indicated that the carrying amount of goodwill may be impaired. When we performed our evaluation of goodwill under SFAS No. 142 in 2003, our analysis indicated that our estimate of the fair value of our business, as determined by the market price of our stock, was less than its carrying value; therefore, the book value of goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

Self-insurance reserves. We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims. Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves. At December 31, 2005, we have reserved approximately $4.4 million and $746,000 related to our workers’ compensation and medical programs, respectively. While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows. At December 31, 2005 and 2004, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. We will adopt SFAS No. 123R starting in our first quarter of 2006. We are still evaluating the effects that adoption of this statement will have on our consolidated financial statements.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates. However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at December 31, 2005 and were redeemable on a daily or monthly basis. All of the underlying investments in the money market fund had maturities of three months or less. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages 31 through 47.

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

ITEM 9B.               OTHER INFORMATION.

None

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Compliance with Section 16(a) of the Exchange Act. The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Principal Shareholders,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Management - Employment Related Matters,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the Proxy Statement for our 2006 Annual Meeting under the caption “Principal Auditor Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements

Pg. 30	Report of Independent Registered Public Accounting Firm

Pg. 31	Consolidated Statements of Operations for each of the years ended December 31, 2005, 2004, and 2003

Pg. 32	Consolidated Balance Sheets at December 31, 2005 and 2004

Pg. 33	Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2005, 2004, and 2003

Pg. 34	Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004, and 2003

Pg. 35	Notes to Consolidated Financial Statements

(a)(3)	Exhibits

3.1	Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (“the Company”) (1)

3.2	Amendment to Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (1)

3.3	Amended and Restated Bylaws of Metro One Telecommunications, Inc. (1)

10.1	Lease Agreement between Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (2)

10.2	Commercial Lease Agreement between Murray Scholls, LLC and the Company (3)

10.3	Metro One Telecommunications Deferred Compensation Plan Document (3)*

10.4	Amendment to Metro One Telecommunications Deferred Compensation Plan (4)*

10.5	2004 Stock Incentive Plan (5)*

10.6	Form of Stock Option Agreements and Exercise Notice under 2004 Stock Incentive Plan (6)*

10.7	Form of Restricted Stock Purchase Agreement under 2004 Stock Incentive Plan (6)*

10.8	1999 Employee Stock Purchase Plan, as amended (3)*

10.9	1994 Stock Incentive Plan, as amended (7)*

10.10	2003 Employment Agreement with Timothy A. Timmins (8)*

10.11	Separation and Consulting Agreement between Timothy A. Timmins and the Company (9)*

10.12	Consulting Agreement between James M. Usdan and the Company (10)*

10.13	Metro One Telecommunications, Inc. Retention Plan and form of Retention Agreement thereunder (11)*

10.14	Form of Indemnity Agreement between the Company and its directors and officers (4)

10.15	Master Services Agreement for Directory Assistance Services, by and between the Company and Nextel Operations, Inc., dated as of January 1, 2005 (12)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Management contract or compensatory plan

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 15, 2004.

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 31, 1999.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated April 2, 2001 and to the Company’s Form S-8 dated September 26, 2003.

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 8, 2005.

(5)	Incorporated herein by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated April 26, 2004.

(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q dated November 11, 2004.

(7)	Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002 and to the Company’s Form S-8 dated September 10, 2002.

(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 31, 2003.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 6, 2005.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 29, 2005.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 28, 2005.

(12)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed May 10, 2005. Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

By:	/s/ James M. Usdan
James M. Usdan
President and Chief Executive Officer

Date:       April 17, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Usdan and Duane C. Fromhart, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ James M. Usdan	President, Chief Executive	April 17, 2006
James M. Usdan	Officer and Director
(Principal Executive Officer)

s/ Gary E. Henry	Executive Vice President,	April 17, 2006
Gary E. Henry	Chief Operating Officer
and Director

/s/ Duane C. Fromhart	Senior Vice President,	April 17, 2006
Duane C. Fromhart	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	April 17, 2006
William D. Rutherford

/s/ David A. Williams	Director	April 17, 2006
David A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.:
Portland, Oregon

We have audited the accompanying consolidated balance sheets of Metro One Telecommunications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. For the year ended December 31, 2005, the Company was not required to have, nor were we engaged to perform, an audit of its control over financial reporting. Our audits included consideration of control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company’s recurring losses from operations and loss of significant customers raise substantial doubt as to its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Portland, Oregon

April 17, 2006

Metro One Telecommunications, Inc.

Consolidated Statements of Operations  (In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003

Revenues	$77,810	$140,369	$201,636

Costs and expenses:
Direct operating	59,243	84,331	117,126
Selling, general and administrative	51,969	94,208	128,271
Impairment loss	—	32,193	4,715
Restructuring charges	6,814	—	—
	118,026	210,732	250,112

Loss from operations	(40,216)	(70,363)	(48,476)

Other income, net	995	3,808	678

Loss before income taxes	(39,221)	(66,555)	(47,798)
Income tax expense (benefit)	538	(3,389)	(14,489)
Net loss	$(39,759)	$(63,166)	$(33,309)

Net loss per common share:

Basic	$(1.59)	$(2.54)	$(1.35)
Diluted	$(1.59)	$(2.54)	$(1.35)

Weighted average shares outstanding:
Basic	25,002	24,869	24,706
Diluted	25,002	24,869	24,706

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Balance Sheets  (In thousands)

	December 31,
	2005	2004

Assets

Current assets:
Cash and cash equivalents	$17,769	$24,093
Short-term investments, available for sale	—	25,375
Restricted cash	6,860	4,900
Accounts receivable	11,982	17,524
Prepaid costs and other current assets	1,759	4,850

Total current assets	38,370	76,742

Furniture, fixtures and equipment, net	7,963	12,701
Intangible assets	5,382	5,916
Other assets	302	471

Total assets	$52,017	$95,830

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$534	$1,107
Accrued liabilities	2,637	2,003
Accrued payroll and related costs	8,553	12,125

Total current liabilities	11,724	15,235

Other long-term liabilities	626	1,158

Total liabilities	12,350	16,393

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,948 and 24,984 shares issued and outstanding at December 31, 2005 and 2004, respectively	119,937	119,948
Retained deficit	(80,270)	(40,511)

Shareholders’ equity	39,667	79,437

Total liabilities and shareholders’ equity	$52,017	$95,830

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Shareholders’ Equity  (In thousands)

	Shareholders’ Equity
	Common Stock		Retained	Shareholders’
	Shares	Amount	(Deficit) Earnings	Equity

Balances at January 1, 2003	24,682	$119,425	$55,964	$175,389

Tax benefit from stock plans	—	24	—	24
Employee stock purchase plan	93	234	—	234
Net loss	—	—	(33,309)	(33,309)

Balances at December 31, 2003	24,775	119,683	22,655	142,338

Employee stock purchase plan	184	258	—	258
Employee restricted stock grant	25	7	—	7
Net loss	—	—	(63,166)	(63,166)

Balances at December 31, 2004	24,984	119,948	(40,511)	79,437

Employee stock purchase plan	115	103	—	103
Share repurchases	(151)	(121)	—	(121)
Employee restricted stock grant	—	7	—	7
Net loss	—	—	(39,759)	(39,759)

Balances at December 31, 2005	24,948	$119,937	$(80,270)	$39,667

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Cash Flows  (In thousands)

	Years ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(39,759)	$(63,166)	$(33,309)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,113	21,738	21,585
Loss on disposal of fixed assets	370	230	94
Impairment loss and non-cash restructuring charges	1,797	32,193	4,715
Deferred rent	(532)	489	149
Deferred income taxes	—	—	(5,963)
Tax benefit from employee stock plans	—	—	24
Employee stock compensation	7	7	—
Changes in certain assets and liabilities:
Accounts receivable	5,542	14,554	(757)
Prepaid costs and other assets	1,632	6,656	(9,815)
Accounts payable and other liabilities	(3,511)	(3,788)	4,088

Net cash (used in) provided by operating activities	(28,341)	8,913	(19,189)
Cash flows from investing activities:
Purchase of short-term securities	(36,805)	(32,050)	—
Sales of short-term securities	62,180	6,675	—
Cash restricted to secure letter of credit	(1,960)	—	—
Capital expenditures	(1,718)	(4,084)	(11,640)
Proceeds from sale of assets	338	—	—

Net cash provided by (used in) investing activities	22,035	(29,459)	(11,640)
Cash flows from financing activities:
Share repurchases	(121)	—	—
Cash restricted to secure letter of credit	—	—	(1,552)
Proceeds from exercise of stock options and employee stock purchases	103	258	234

Net cash (used in) provided by financing activities	(18)	258	(1,318)

Net decrease in cash and cash equivalents	(6,324)	(20,288)	(32,147)

Cash and cash equivalents, beginning of year	24,093	44,381	76,528

Cash and cash equivalents, end of year	$17,769	$24,093	$44,381

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes, net	$2,972	$10,002	$(875)

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

1.             Summary of Operations and Significant Accounting Policies

Nature of Operations. We are a provider of Enhanced Directory Assistance® and other information services through operators and electronically. We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), prepaid carriers, and other providers, including those offering their services at no charge to end users, to provide our services to their subscribers. Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services. Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services. Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One. All of our services are currently provided by operators located only in the United States. Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues are derived principally through fees charged to telecommunications carriers and other customers.

In addition to voice-based services, we also provide Enhanced Directory Assistance services in electronic format. These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records. We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups. We contract with a broad range of companies that require electronic directory assistance including companies in the service, marketing, and financial sectors.

Major Customers. In each of the years ended December 31, 2005, 2004 and 2003, a small number of customers accounted for substantially all revenue and accounts receivable reported. In 2005, one customer accounted for approximately 76% of our revenues. In 2004, two customers accounted for approximately 56% and 28% of revenues and in 2003, three customers accounted for approximately 44%, 35%, and 13% of revenues. One customer accounted for approximately 79% of total receivables at December 31, 2005. In 2005 and historically, we have not incurred significant losses related to our accounts receivable.

Significant Events.

Termination of contracts.

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc. The Services Agreement superseded our previous services agreement dated in June 1999. Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement discussed above effective January 9, 2006. In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement. The Plan called for Metro One to continue to provide services to Nextel callers, as needed, through March 31, 2006, for the resolution of any disputes with respect to the termination by Nextel, and for the payment by Nextel to Metro One of up to $5.75 million in three installments through the end of March. Those payments are in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period. Calls from Nextel were substantially transitioned away from us by March 31, 2006 and, except for contractual payments not yet due for normal service, we have received substantially all amounts due from Nextel as of the date of this filing. Including the $2.5 million payment in December 2005 as part of the settlement payments noted above, Nextel represented approximately 76%, 56%, and 35% of our revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

Our contract with AT&T Wireless expired in December 2003, and our negotiations did not result in a new contract. The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004. AT&T Wireless accounted for approximately 28% and 44% of our revenues in 2004 and 2003, respectively.

Our contract with Sprint PCS expired in December 2002. We agreed to an arrangement with Sprint PCS, pursuant to which we continued to handle its subscribers’ calls through a transition period that began in March 2003 and was substantially completed by June 30, 2003. Sprint PCS accounted for approximately 13% of our revenues in 2003.

Termination of the contracts noted above have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern. We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003. We expect to meet our cash requirements in 2006 using our existing cash and cash equivalents. Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Nasdaq listing issues.

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006. We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. By transferring to the Nasdaq Capital Market, we were afforded an extended grace period and now have until July 17, 2006 in which to satisfy the $1.00 minimum bid price requirement. If we are unable to regain compliance by July 17, 2006, our common stock could be delisted from the Nasdaq Capital Market. On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s independent director and audit committee requirements for continued listing. The letter stated that we had until the earlier of our next annual shareholders’ meeting or October 4, 2006, in order to regain compliance. The letter also stated that, in the event we do not regain compliance during this cure period, our common stock will be delisted. Our management and board of directors are considering alternatives to regain compliance with Nasdaq’s requirements but there can be no assurance that such alternatives will be implemented prior to the end of the applicable cure period.

Other.

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”). The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors. The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received a refund from SBC in the amount of approximately $2.9 million that is included in “Other income, net” in our December 31, 2004 financial statements.

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

Cash, Cash Equivalents, Short-term Investments, and Restricted Cash. Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition. Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Short-term investments, if any, are carried at fair value and typically consisted of available-for-sale auction rate securities (“ARS”) that we classified as current assets based upon our intent and ability to use these funds as necessary to satisfy short-term liquidity requirements. We had no such short-term investments at December 31, 2005. Our portfolio at December 31, 2004 consisted of two types of ARS. We held $15.4 million of investment-grade taxable auction rate notes of municipal issuers, which are debt-securities with variable interest rates that reset through a Dutch auction with principal traded at par. The rate typically resets on a periodic basis, usually between 7 and 49 days. Actual maturities of the underlying securities are greater than ten years. In addition, at December 31, 2004, we held $10.0 million of auction rate preferred securities which consist of shares of closed-end investment funds invested in long-term fixed income securities. These funds generally issue auction rate preferred shares that provide liquidity at par value every 28 days through the auction rate market. The reset rate for both types of ARS is set by a modified Dutch auction process in which bids are filled from lowest yield bid to highest; the highest bid cleared sets the rate for all winning bidders. Although the underlying securities have long-term contractual maturities, we can sell or buy the securities at par on auction dates. Thus, they are classified as short-term investments since they are intended to be available to fund current operations. Fair values are based on quoted market prices and at December 31, 2004, the fair value of these securities approximated their carrying value.

Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method. Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenditures for repairs and maintenance are expensed as incurred.

Goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment annually and whenever events or changes in circumstances may have indicated that the carrying amount of goodwill may be impaired. When we performed our evaluation of goodwill under SFAS No. 142 in 2003, our analysis indicated that our estimate of the fair value of our business, as determined by the market price of our stock, was less than its carrying value; therefore, the book value of goodwill and related intangibles of approximately $4.7 million was written off during the fourth quarter of 2003.

Intangible Assets. Intangible assets include patents, patents pending and trademarks. These assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted. The related amortization expense was $681,000, $592,000, and $558,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005 we wrote off $1,629,000 and $148,000 of intangibles and related accumulated amortization, respectively, primarily related to our discontinued Infone service.

The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2005 is shown below. We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted, totaling $3.5 million at December 31, 2005.

Year Ending	Estimated
December 31,	amortization expense
(In thousands)
2006	$576
2007	552
2008	347
2009	179
2010	130

Impairment of Long-lived and Intangible Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of furniture, fixtures, equipment and intangible assets with finite lives for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If an asset or group of assets is determined to be impaired, the impairment loss is measured as the amount by which the carrying value of the asset or group of assets exceeds its fair value. We prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to determine its fair value. Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, in the fourth quarter of 2004, we tested the recoverability of the carrying value of our fixed assets and determined that the value was impaired. As a result, we recorded a $32.2 million write-down of those assets to their estimated fair value based on estimated prices for similar assets. As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, we evaluated our fixed assets and intangibles as of December 31, 2005 for impairment in accordance with SFAS No. 144 and SFAS No. 142. Our evaluation determined that the assets were not impaired as of December 31, 2005.

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

Revenue Recognition. Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis. Revenue per call may vary based on monthly volumes achieved. Revenue is recognized as services are provided. Revenue in 2005 also includes $2.5 million received from Nextel as part of the settlement arrangement discussed above in Note 1., under “Significant Events.”

Advertising. Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run. Advertising expense was approximately $2.7 million, $17.5 million, and $49.9 million in 2005, 2004, and 2003, respectively, primarily related to marketing and promotion of our Infone service. The Infone service was discontinued in the fourth quarter of 2005. Advertising expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Net Loss Per Share. We report basic and diluted net loss per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic net loss per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted net loss per share is calculated based on these same shares plus dilutive potential shares issuable upon assumed exercise of outstanding stock options, based on the treasury stock method, unless inclusion of such potential shares would be anti-dilutive.

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

If compensation cost on stock options granted and ESPP shares issued in 2005, 2004 and 2003 under the Plan had been determined based on the fair value of the options and ESPP shares as of the grant or issue date in a method consistent with that described in SFAS No. 123, “Accounting for Stock-Based Compensation,” our net loss and net loss per share would have been changed to the pro forma amounts indicated below for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share amounts)

Net loss, as reported	$(39,759)	$(63,166)	$(33,309)
Stock-based compensation expense	(2,134)	(3,451)	(4,248)
Net loss, pro forma	$(41,893)	$(66,617)	$(37,457)

Basic net loss per share, as reported	$(1.59)	$(2.54)	$(1.35)
Basic net loss per share, pro forma	$(1.68)	$(2.68)	$(1.52)

Diluted net loss per share, as reported	$(1.59)	$(2.54)	$(1.35)
Diluted net loss per share, pro forma	$(1.68)	$(2.68)	$(1.52)

The pro forma amounts may not be indicative of the effects on reported results for future periods due to the effect of options vesting over a period of years and the awarding of stock compensation in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2005	2004	2003

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.3%	3.0%	2.9%
Expected volatility	60.3%	75.2%	98.7%

Expected life in years	4.0	4.0	4.0
Weighted-average fair value of options granted	$0.59	$1.21	$3.40

Commitments and Contingencies. We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At December 31, 2005, we had one letter of credit outstanding in the amount of $6,860,000 related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This commitment expires on April 1, 2006 and is typically renewed on an annual basis. Effective April 1, 2006, the amount of the standby letter of credit and restricted cash decreased to $6,160,000.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. We will adopt SFAS No. 123R in our first quarter of 2006. We are still evaluating the effects that adoption of this statement will have on our consolidated financial statements.

2.             Restructuring Charges and Exit Activities

In June 2005, we announced that, as part of our ongoing corporate-wide program to cut costs and align expenses with reduced revenues, we would be closing and consolidating the operations of 11 of our call centers during the second and third quarters of 2005. We closed three call centers in the second quarter of 2005 and we closed eight call centers in the third quarter of 2005, with call volume being transferred to our remaining 20 call centers. In addition, we closed one additional call center in the fourth quarter of 2005.

Costs incurred to close the twelve call centers and costs related to other restructuring activities during the year ended December 31, 2005 are shown in the following table. We do not expect significant additional costs related to the consolidation of the 12 call centers closed in 2005.

Year ended
Major cost type	December 31, 2005
(in thousands)

One-time termination benefits	$1,908
Lease termination costs	1,706
Other	3,200

$6,814

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the periods shown (in thousands):

	One-time	Lease
	termination benefits	termination costs	Other	Total

Balance at January 1, 2005	$—	$—	$—	$—
Provisions	1,908	2,081	3,200	7,189
Payments	(1,908)	(1,351)	(1,778)	(5,037)
Write-offs and adjustments	—	(375)	(1,279)	(1,654)
Balance at December 31, 2005	$—	$355	$143	$498

As discussed in Note 1. “Significant Events,” in October 2005, we received notice that Nextel would be terminating its contract with us. In response to this notice, we have accelerated our ongoing efforts to reduce costs and restructure our operations to align costs with revenue. These efforts have included discontinuing our Infone service, our retail product offering, accelerating the closing of underutilized call centers and significantly scaling back the number of employees and space at our corporate office. As a result of the termination of our contracts with Nextel and other customers noted above, we have consolidated and reduced our operations significantly and will continue to close call centers and reduce our number of employees both in call centers and in corporate and administrative staff now that the transition of calls from Nextel has been completed.

Primarily during the second and third quarters of 2005, as part of our on-going efforts to cut costs and align expenses with reduced revenues, we closed 12 of our call centers. During 2005, we incurred approximately $6.8 million of restructuring costs related to these activities. That amount consisted of approximately $1.9 million of severance and other employee-related termination benefits, approximately $1.7 million of lease termination costs and approximately $3.2 million of other costs of restructuring. These other costs included approximately $1.5 million of net non-cash intangible and other asset write-offs related to our discontinued Infone service, approximately $800,000 paid for strategic advisory services, approximately $750,000 of costs associated with closing call centers, and approximately $270,000 of other costs. At December 31, 2005, we had approximately $498,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities.

Subsequent to December 31, 2005, we have undertaken additional restructuring activities, because of the departure of call volume from Nextel, that have resulted in the closure of an additional 13 call centers in the first quarter of 2006 with call volumes transferred into the remaining six call centers. These closures have resulted in the reduction of approximately 1,300 call center employees and the payment of approximately $1.4 million of related severance benefits. We expect to incur approximately $800,000 of dismantling costs related to these closed call centers primarily in the second quarter of 2006. We have significant costs associated with ongoing lease obligations of the closed call centers. We expect to pay out the lease terms, sublease the properties, buy out or otherwise dispose of these leases during 2006; however, the costs associated with those actions cannot be accurately estimated at this time. Additionally, we have plans to reduce headcount at our corporate headquarters in the second and third quarters of 2006. We expect to incur approximately $280,000 of severance costs related to these reductions. In addition, we may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.             Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2005	2004
	(In thousands)

Equipment	$11,596	$10,505
Furniture and fixtures	1,780	2,177
Leasehold improvements and other	19	19

	13,395	12,701
Accumulated depreciation	(5,432)	—

Total furniture, fixtures and equipment, net	$7,963	$12,701

As discussed in Note 1., “Impairment of Long-lived and Intangible Assets,” we recorded a write-down of our fixed assets in the fourth quarter of 2004. As a result, the cost bases of the assets shown in 2004 were adjusted to reflect this write-down.

4.             Goodwill and other intangible assets

The following presents the activity in goodwill for the years ended December 31, 2005, 2004 and 2003 (in thousands):

Balance at January 1, 2003	$4,432
Impairment loss	(4,432)
Balance at December 31, 2003	—
No activity	—
Balance at December 31, 2004	—
No activity	—

Balance at December 31, 2005	$—

Below is a summary of other intangible assets at December 31:

	2005		2004
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(in thousands)
Amortized intangibles
Patents	$6,851	$1,871	$6,052	$1,377
Trademarks	850	448	1,425	354
Other	—	—	223	53

Totals	$7,701	$2,319	$7,700	$1,784

During 2005 we wrote off $1,629,000 and $148,000 of intangibles and related accumulated amortization, respectively, primarily related to our discontinued Infone service. These write-offs have been classified as restructuring charges in our consolidated financial statements.

5.             Lease Obligations

We lease operating facilities and equipment under operating leases with remaining terms of one to six years. Rental expenses related to operating leases were approximately $7,858,000, $9,888,000, and $9,513,000 in 2005, 2004 and 2003, respectively.

Minimum annual rent payments for the five years subsequent to 2005 and in the aggregate thereafter are as follows:

Year Ending
December 31,	Annual lease payments
(In thousands)
2006	$4,249
2007	2,319
2008	976
2009	521
2010	213
Thereafter	53
Total minimum lease payments	$8,331

6.             Shareholders’ Equity

Preferred Stock. We have authorized 10,000,000 shares of preferred stock for issuance. Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares. No preferred shares were issued or outstanding as of December 31, 2005.

Common Stock Options. In 2004, our shareholders approved the 2004 Stock Incentive Plan (the “Plan”), which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants. As of December 31, 2005, approximately 894,000 shares of common stock remained reserved for issuance under the Plan. It is intended that the Plan will be used principally to attract and retain key employees.

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

During 2004, we granted 25,000 shares of restricted stock in accordance with the Plan, pursuant to an employment agreement with a key employee. The shares had a fair market value of approximately $40,000 on the date of grant with quarterly vesting over four years, subject to the grantee’s continued employment. Compensation expense for the shares issued is recorded over the vesting period.

A summary of the status of our stock option plan as of December 31, and changes during the years ending on those dates is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price
	(In thousands, except per share amounts)
Outstanding at beginning of year	3,028	$10.72	2,889	$12.18	2,422	$13.81
Granted	822	1.21	417	2.47	506	4.89
Exercised	—	—	—	—	—	—
Forfeited	(977)	7.83	(278)	13.50	(39)	18.60

Outstanding at end of year	2,873	$8.98	3,028	$10.72	2,889	$12.18

Options exercisable at year-end	2,446		2,535		2,236
Weighted-average exercise price of options exercisable at year end	$10.35		$11.40		$11.49

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2005:

	Outstanding			Exercisable
	Number	Weighted-Average		Number	Weighted-
Range of Exercise Prices	of Options	Remaining Contractual Life (yrs)	Weighted-Average Exercise Price	of Options	Average Exercise Price
	(In thousands, except per share amounts)
$0.43 – 2.91	1,044	9.04	$1.57	617	$1.85
3.57 – 7.63	781	4.49	5.66	781	5.66
8.00 – 22.50	455	4.29	10.64	455	10.64
23.00 – 38.00	593	5.45	25.12	593	25.12
$0.43 – 38.00	2,873	6.31	$8.98	2,446	$10.35

We have a compensatory Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests. The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation. The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period. In 2003, our shareholders approved an amendment to the ESPP which increased the number of shares of common stock initially authorized for purchase under the ESPP by 250,000 shares, from 225,000 to 475,000 shares of common stock. In addition, the amendment provided that the number of authorized shares automatically increases on January 1 of each year until and including January 1, 2013 by 1% of the number of shares of common stock outstanding on that date; provided, however, that the total number of shares of common stock available for issuance under the ESPP shall not exceed 3% of the number of shares of common stock outstanding on that date. As of December 31, 2005, 372,000 shares of common stock were reserved for issuance under the ESPP. Under the ESPP, during 2005, employees purchased approximately 115,000 shares at an average price of $0.90 per share. During 2004, employees purchased approximately 184,000 shares at an average price of $1.40 per share. In the fourth quarter of 2005, our Board of Directors suspended further purchases under the ESPP indefinitely.

In July 2005, our Board of Directors approved a share repurchase program for the repurchase of up to 250,000 shares per month of our common stock. During the third quarter of 2005, we repurchased a total of 151,000 shares at an average purchase price of $0.80 per share. The repurchase program was terminated in the fourth quarter of 2005.

7.             Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity. Other income in 2004 included the $2.9 million refund of data costs from SBC Communications as discussed in “Significant Events” in Note 1. above. Also included in this classification for the years ended December 31, 2005, 2004 and 2003, is interest income of $980,000, $694,000, and $668,000, respectively. In addition, this classification included other miscellaneous non-operating income and expenses, none of which were individually significant.

8.             Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	2005	2004	2003
	(In thousands)

Current:
Federal	$346	$(3,508)	$(8,562)
State	192	119	36
	538	(3,389)	(8,526)
Deferred:
Federal	—	—	(5,298)
State	—	—	(665)
	—	—	(5,963)

Total tax expense (benefit)	$538	$(3,389)	$(14,489)

Income tax expense (benefit) differs from the amount that would result from applying the U.S. statutory rate to income before taxes. A reconciliation of this difference is as follows:

	December 31,
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.9	4.5	0.9
Federal and state tax credits	0.7	0.5	1.0
Impairment loss on goodwill and related intangible assets	—	—	(3.4)
Change in valuation allowance	(42.8)	(35.8)	(5.3)
Other	(0.2)	0.9	2.1

Effective tax rate	1.4%	5.1%	30.3%

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$31,526	$12,584
Reserves not currently deductible	2,554	4,342
Start-up costs	1,839	2,600
Deferred rent	246	467
Impairment loss on long-lived assets	13,328	13,328
Tax credit carryforwards	4,622	4,532
Total deferred tax asset	54,115	37,853
Less: Valuation allowance	(43,140)	(29,318)

Net deferred tax asset	10,975	8,535

Deferred tax liabilities:
Accumulated depreciation and amortization	(10,843)	(8,243)
Other	(132)	(292)
Total deferred tax liability	(10,975)	(8,535)

Net deferred tax asset (liability)	$—	$—

At December 31, 2005, we had approximately $70,931,000 and $104,695,000 of federal and state net operating loss carryforwards, respectively. These net operating loss carryforwards expire during the years 2007 to 2025. Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

9.             Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock. There were no adjustments to net income for the calculation of both basic and diluted net loss per share for all periods.

The calculation of weighted-average outstanding shares is as follows:

	Average Shares
	2005	2004	2003
	(In thousands)

Weighted average common shares outstanding (used in computing basic net loss per share)	25,002	24,869	24,706
Potential common shares	—	—	—

Weighted average common shares outstanding (used in computing diluted net loss per share)	25,002	24,869	24,706

Options to purchase approximately 2,873,000, 3,028,000, and 2,889,000 shares of common stock were outstanding at December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

10.          Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees. The plan permits certain voluntary employee contributions to be excluded from employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k). Employees become eligible to participate in the savings plan six months following the initial date of employment. Employees must also complete at least 500 hours of service in any twelve-month period to be eligible for participation. Under the plan, we can make discretionary contributions to the plan as approved by the board of directors. Participants’ interest in our contributions to the plan vest over a four-year period. We made contributions of approximately $145,000, $180,000 and $196,000 during 2005, 2004 and 2003, respectively.

Supplemental Information

Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2005
Revenues	$ 18,379	$ 20,149	$ 19,211	$ 20,071
Direct operating expense	17,220	14,743	15,390	11,890
Selling, general and administrative expense	14,829	14,976 (2)	15,528 (2)	13,450 (2)
Loss from operations	(13,670)	(9,570)	(11,707)	(5,269)
Net loss	(13,375)	(9,247)	(11,895)	(5,273)
Basic net loss per share	(0.53)	(0.37)	(0.48)	(0.21)
Diluted net loss per share	(0.53)	(0.37)	(0.48)	(0.21)

2004
Revenues	$ 43,529	$ 43,539	$ 27,694	$ 25,607
Direct operating expense	25,543	24,174	17,585	17,029
Selling, general and administrative expense	25,954	25,030	21,119	54,297 (1)
Loss from operations	(7,969)	(5,665)	(11,010)	(45,719)
Net loss	(7,849)	(5,497)	(7,887)	(41,932)
Basic net loss per share	(0.32)	(0.22)	(0.32)	(1.68)
Diluted net loss per share	(0.32)	(0.22)	(0.32)	(1.68)

(1)   In the fourth quarter of 2004, we recorded an impairment charge of $32.2 million to write down certain long-lived assets.

(2)   Includes, $1.3 million, $2.7 million and $2.8 million of restructuring charges in the quarters ended June 30, September 30 and December 31, 2005, respectively.