Form 10-Q
period 2006-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2006-05-15
CIK 920990

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Number of shares of common stock outstanding as of May 12, 2006: 24,933,490 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005

Revenues	$15,229	$18,379

Costs and expenses:
Direct operating	7,765	17,220
Selling, general and administrative	8,342	14,829
Restructuring charges	5,016	—
	21,123	32,049

Loss from operations	(5,894)	(13,670)

Other income, net	187	295

Loss before income taxes	(5,707)	(13,375)
Income tax benefit	—	(31)

Net loss	$(5,707)	$(13,344)

Net loss per common share:
Basic	$(0.23)	$(0.53)
Diluted	$(0.23)	$(0.53)

Weighted average shares outstanding:
Basic	24,937	24,984
Diluted	24,937	24,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(In thousands)	2006	2005

Assets

Current assets:
Cash and cash equivalents	$19,065	$17,769
Restricted cash	6,860	6,860
Accounts receivable, net	5,348	11,982
Prepaid costs and other current assets	1,499	1,759

Total current assets	32,772	38,370

Furniture, fixtures and equipment, net	6,650	7,963
Intangible assets	5,194	5,382
Other assets	130	302

Total assets	$44,746	$52,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$476	$534
Accrued liabilities	4,142	2,637
Accrued payroll and related costs	5,703	8,553

Total current liabilities	10,321	11,724

Other long-term liabilities	465	626

Total liabilities	10,786	12,350

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 24,933 shares and 24,948 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	119,937	119,937
Accumulated deficit	(85,977)	(80,270)

Total shareholders’ equity	33,960	39,667

Total liabilities and shareholders’ equity	$44,746	$52,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005

Cash flows from operating activities:
Net loss	$(5,707)	$(13,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,235	1,612
Loss on disposal of fixed assets	185	1
Deferred rent	(161)	(7)
Changes in certain assets and liabilities:
Accounts receivable	6,634	5,176
Prepaid costs and other assets	474	(2,216)
Accounts payable and other liabilities	(1,403)	1,153

Net cash provided by (used in) operating activities	1,257	(7,625)

Cash flows from investing activities:
Purchases of short-term securities	—	(10,500)
Sales of short-term securities	—	10,550
Capital expenditures	(138)	(993)
Proceeds from sale of assets	177	—

Net cash provided by (used in) investing activities	39	(943)

Net increase (decrease) in cash and cash equivalents	1,296	(8,568)

Cash and cash equivalents, beginning of period	17,769	24,093

Cash and cash equivalents, end of period	$19,065	$15,525

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$42	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.  These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the interim periods shown in this report are not necessarily indicative of results for future interim periods or the entire fiscal year.

The condensed consolidated financial statements include the accounts of Metro One Telecommunications, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Advertising

Advertising expense in prior periods has been primarily related to marketing and promotion of our Infone service, which was discontinued in the fourth quarter of 2005.  Costs of advertising are expensed as incurred except for commercial advertising production costs, which are expensed at the time the related commercials are first run.  Advertising expense was not significant in the first quarter of 2006 and was approximately $1.1 million in the first quarter of 2005.  Advertising expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounts Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”); an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We adopted the fair value recognition provisions of SFAS No. 123R effective January 1, 2006.  We have elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R.  The effects of the adoption of this statement were not material to our consolidated financial statements for the first quarter of 2006.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation:

(In thousands, except per share amounts)	2005

Net loss, as reported	$(13,344)
Stock-based compensation expense	(1,970)
Net loss, pro forma	$(15,314)

Basic net loss per share, as reported	$(.53)
Basic net loss per share, pro forma	$(.61)

Diluted net loss per share, as reported	$(.53)
Diluted net loss per share, pro forma	$(.61)

In March 2005, our Board of Directors accelerated vesting on all of the then outstanding stock options, of which all had fair market values that were less than the exercise prices at that time.  In determining to accelerate the vesting of these options, the Board considered the effect on our reported stock option expense in future periods, the comparability of our statements of operations in prior and subsequent periods, and the potential benefit to the Company and our shareholders in retaining the services of affected officers and employees.  The pro forma expense included in the stock-based compensation expense noted above associated with the accelerated vesting was approximately $1,592,000.

2.              Restructuring Charges and Exit Activities

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.  At December 31, 2005, we had approximately $498,000 of accrued restructuring costs, primarily related to remaining lease obligations of those closed facilities.

In the first quarter of 2006, we undertook additional restructuring activities, due primarily to the departure of call volume from Nextel that resulted in the closure of an additional 13 call centers with call volumes transferred into the remaining six call centers.  These closures and other restructuring activities resulted in the reduction of approximately 1,350 call center employees, the payment of approximately $1.8 million of termination benefits, and payment of approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, related to our restructuring efforts.  We have significant remaining costs associated with ongoing lease obligations of the closed call centers.  We expect to pay out the lease terms, sublease the properties, buy out or otherwise dispose of these leases during the remainder of 2006.  In the first quarter we have recorded approximately $2.5 million for our estimate of the costs associated with those activities.  Additionally, we have plans to reduce headcount at our corporate headquarters in the second and third quarters of 2006.  We expect to incur approximately $280,000 of severance costs related to these reductions during those periods.

Costs incurred to close the 13 call centers and costs related to other restructuring activities during the quarter ended March 31, 2006 are shown in the following table.  In addition to costs incurred in the first quarter, we expect to incur approximately $200,000 of additional costs, primarily related to dismantling of the closed call centers, during the second quarter of 2006.

Three months ended
March 31, 2006
Major cost type

One-time termination benefits	$1,764
Lease termination costs	2,514
Other	738

$5,016

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total

Balance at January 1, 2006	$—	$355	$143	$498
Provisions	1,764	2,514	738	5,016
Payments	(1,764)	(566)	(764)	(3,094)
Adjustments	—	—	—	—
Balance at March 31, 2006	$—	$2,303	$117	$2,420

We may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.              Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the three month periods ended March 31, 2006 and 2005 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for either period.

Options to purchase 2,583,000 and 3,647,000 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share for the three months ended March 31, 2006 and 2005, respectively, because their effect would be anti-dilutive.

4.              Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2006, we had one letter of credit outstanding in the amount of $6,860,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment was renewed on April 1, 2006 in the amount of $6,160,000.

5.              Significant Events

Termination of contracts

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement superseded our previous services agreement dated in June 1999. Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis, and Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  The Plan called for Metro One to continue to provide services to Nextel callers, as needed, through March 31, 2006, for the resolution of any disputes with respect to the termination by Nextel, and for the payment by Nextel to Metro One of up to $5.75 million in three installments through the end of March.  Those payments are in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006 and, except for contractual payments not yet due for normal service, we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 74% and 72% of our revenues for the first quarter of 2006 and 2005, respectively.

Termination of the Services Agreement has had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2006 using our existing cash and cash equivalents.  Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing or arrangements or otherwise raise funds in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Nasdaq listing issues

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006.  We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.  By transferring to the Nasdaq Capital Market, we were afforded an extended grace period and now have until July 17, 2006 in which to satisfy the $1.00 minimum bid price requirement.  We are seeking shareholder approval of a reverse stock split to increase the per share price of our common stock at our annual meeting of shareholders to be held on June 21, 2006.  If we are unable to regain compliance by July 17, 2006, our common stock could be delisted from the Nasdaq Capital Market.

On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer complied with Nasdaq’s independent director and audit committee requirements for continued listing.  In April 2006, three new independent members joined our board of directors, two of whom were named to the audit committee.  We have received notification from Nasdaq that, based on the addition of the new independent members to the board and audit committee, we are now in compliance and that matter is closed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include the expiration or pricing of customer contracts, the successful execution of our cost reduction efforts and current business strategy, and our ability to generate cash from operations, and other risks, including those discussed in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) and those described in our other filings with the SEC, press releases and other communications.  Any forward-looking statement in this report reflects our expectations at the time of this report only.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a provider of Enhanced Directory Assistance® and other information services through operators and electronically.  We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”) and prepaid carriers to provide our services to their subscribers.

In addition to voice-based services, we also provide Enhanced Directory Assistance services in electronic format.  These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records.  We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups.  We contract with a broad range of companies that require electronic directory assistance, including companies in the service, marketing, and financial sectors.  Our Data Services business represents an emerging business based on infrastructure originally developed to support our voice-based call center business.

We offer our voice-based services to a carrier’s subscribers under a brand name selected by the carrier.  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.50 plus airtime charges for our services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis.  Competitive pressures have caused our average revenue per call to decrease in the recent past.

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

Significant Events

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc.  The Services Agreement superseded our previous services agreement dated in June 1999.  Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-exclusive basis, and Nextel could transition call volume away from us on short notice and/or terminate services entirely.

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  The Plan called for Metro One to continue to provide services to Nextel callers, as needed, through March 31, 2006, for the resolution of any disputes with respect to the termination by Nextel, and for the payment by Nextel to Metro One of up to $5.75 million in three installments through the end of March.  Those payments are in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006 and, except for contractual payments not yet due for normal service, we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 74% and 72% of our revenues for the first quarter of 2006 and 2005, respectively.

Termination of the Services Agreement has had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2006 using our existing cash and cash equivalents.  Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing or arrangements or otherwise raise funds in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

As a result of the termination of the Services Agreement, we have consolidated and reduced our operations significantly and may continue to close call centers and reduce the number of employees both in call centers and in corporate and administrative staff now that the transition of calls from Nextel has been completed.

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.  At December 31, 2005, we had approximately $498,000 of accrued restructuring costs, primarily related to remaining lease obligations of those closed facilities.

In the first quarter of 2006, we undertook additional restructuring activities, due primarily to the departure of call volume from Nextel that resulted in the closure of an additional 13 call centers with call volumes transferred into the remaining six call centers.  These closures and other restructuring activities resulted in the reduction of approximately 1,350 call center employees, the payment of approximately $1.8 million of termination benefits, and payment of approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, related to our restructuring efforts.  We have significant remaining costs associated with ongoing lease obligations of the closed call centers.  We expect to pay out the lease terms, sublease the properties, buy out or otherwise dispose of these leases during the remainder of 2006.  In the first quarter we have recorded approximately $2.5 million for our estimate of the costs associated with those activities.  Additionally, we have plans to reduce headcount at our corporate headquarters in the second and third quarters of 2006.  We expect to incur approximately $280,000 of severance costs related to these reductions during those periods.  In addition, we may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006.  We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.  By transferring to the Nasdaq Capital Market, we were afforded an extended grace period and now have until July 17, 2006 in which to satisfy the $1.00 minimum bid price requirement.  We are seeking shareholder approval of a reverse stock split to increase the per share price of our common stock at our annual meeting of shareholders to be held on June 21, 2006.  If we are unable to regain compliance by July 17, 2006, our common stock could be delisted from the Nasdaq Capital Market.

On October 21, 2005, we received a Nasdaq Staff Deficiency Letter informing us that we no longer complied with Nasdaq’s independent director and audit committee requirements for continued listing.  In April 2006, three new independent members joined our board of directors, two of whom were named to the audit committee.  We have received notification from Nasdaq that, based on the addition of the new independent members to the board and audit committee, we are now in compliance and that matter is closed.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2006	2005

Revenues	100.0%	100.0%
Direct operating costs	51.0	93.7
Selling, general and administrative costs	54.8	80.7
Restructuring charges	32.9	—
Loss from operations	(38.7)	(74.4)
Other income, net	1.2	1.6
Loss before income taxes	(37.5)	(72.8)
Income tax benefit	—	(0.2)
Net loss	(37.5)%	(72.6)%

Comparison of first quarter 2006 to first quarter 2005

Total revenues decreased 17.1% to $15.2 million from $18.4 million.  Excluding the one-time settlement payments from Nextel of $5.75 million noted above, operating revenue decreased 48.4% to $9.5 million.  Call volume decreased to approximately 28 million calls from approximately 57 million calls.  These decreases resulted primarily from lower call volume from Nextel due to early termination of the Services Agreement.  Excluding the one-time settlement payments, our average revenue per call was approximately $0.32 in the first quarter of both 2006 and 2005.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 54.9% to $7.8 million from $17.2 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues, excluding the one-time settlement payments from revenue, direct operating costs decreased to 81.9% from 93.7%, due primarily to improved call handling efficiencies in the call centers.

Selling, general and administrative costs decreased 43.8% to $8.3 million from $14.8 million.  This decrease resulted primarily from reductions in facilities-related costs of approximately $2.7 million, personnel and associated costs of approximately $1.6 million, marketing and promotion costs of approximately $1.1 million and reductions in other general and administrative expenses of approximately $1.1 million resulting from our ongoing corporate-wide program to reduce costs.  As a percentage of revenues, selling, general and administrative costs decreased to 54.8% from 80.7% primarily due to lower corporate-wide operating costs.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 23.4% to $1.2 million from $1.6 million and decreased to 8.0% from 8.8% of revenue.  The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.

Restructuring charges in the quarter ended March 31, 2006 consisted primarily of one-time termination benefits paid to employees of approximately $1.8 million and lease termination costs of approximately $2.5 million, primarily related to the 13 call centers closed during the first quarter of 2006.  In addition, we incurred approximately $700,000 of other costs, primarily legal and advisory services, related to our restructuring efforts during the quarter.  Restructuring charges of approximately $2.4 million, primarily related to continuing lease obligations on closed facilities, have been accrued but not paid at March 31, 2006.

Other income was $187,000 and $295,000 in the first quarter of 2006 and 2005, respectively, and consisted primarily of interest income earned on cash and cash equivalents.

Because of our operating losses in the first quarter of 2006 and 2005, we recorded no federal income tax expense.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.  In the first quarter of 2005, we recorded a state income tax benefit of $31,000 to adjust prior estimates of state income taxes payable to actual income taxes paid.

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value.  As of March 31, 2006, we had approximately $25.9 million in cash and cash equivalents and restricted cash (including $6.9 million of restricted cash) compared to approximately $24.6 million (including $6.9 million of restricted cash) at December 31, 2005.  The net increase of $1.3 million resulted primarily from receipt of the settlement payments from Nextel as discussed above offset by net operating losses.  We have no outstanding debt.

Working capital was $22.5 million at March 31, 2006, compared to $26.6 million at December 31, 2005.  This change was primarily due to net operating losses in the quarter.

Cash flow from operations.  Net cash provided by operations was $1.3 million in the first quarter of 2006 compared to net cash used in operations of $7.6 million in the first quarter of 2005.  This difference of approximately $8.9 million resulted primarily from net decreases in cash paid to or on behalf of employees, cash paid to suppliers, and cash paid for advertising.  These net decreases in cash outflows were partially offset by cash paid for restructuring activities and a decrease in cash received from customers.  Cash paid to or on behalf of employees decreased by $7.6 million, cash paid to suppliers decreased by $4.4 million, and cash paid for advertising decreased by $1.1 million.  Cash paid for restructuring was $3.1 million and cash received from customers decreased by $1.7 million.

Cash flow from investing activities.  Cash provided by investing activities was $39,000 in the first quarter of 2006, primarily resulting from receipt of proceeds from the sale of assets partially offset by cash used for capital purchases.  Cash used in investing activities was $943,000 in the first quarter of 2005 resulting primarily from capital expenditures for equipment purchased for maintenance of our corporate-wide infrastructure, including expenditures intended to increase efficiency in routing calls, and for equipment used in product development activities.

Cash flow from financing activities.  Cash flow from financing activities was not significant in the first quarter of 2006 or 2005.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be primarily for working capital.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at March 31, 2006 was approximately $25.9 million, our operations and future activities, including additional restructuring efforts, will likely reduce available cash.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our independent registered public accounting firm included a going concern explanatory paragraph in its report our consolidated financial statements as of and for the year ended December 31, 2005.  We, however, expect to meet our cash requirements in 2006 using our existing cash and cash equivalents.  Our management has developed plans to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead, aggressively pursue new and additional sources of revenues to support our reduced cost structure, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to the plan or obtain additional financing, we may be forced to cease operations.

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

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At March 31, 2006, we have reserved approximately $3.5 million and $860,000 related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At March 31, 2006, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 95, “Statement of Cash Flows,” which requires companies to recognize in their statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  We adopted SFAS No. 123R in the first quarter of 2006.  The effects of the adoption of this statement were not material to our consolidated financial statements for the first quarter of 2006.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at March 31, 2006 and were redeemable on a daily or monthly basis.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.

OTHER INFORMATION

ITEM 6.

EXHIBITS

(a)	Exhibits

	10.1	Settlement Agreement and Disentanglement Plan, by and between Metro One Telecommunications, Inc. and Nextel Operations, Inc., dated as of February 10, 2006.

	31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

	31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

	32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2006
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)