Form 10-Q
period 2006-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2006-08-14
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Number of shares of common stock outstanding as of August 7, 2006: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Revenues	$5,118	$20,149	$20,347	$38,528

Costs and expenses:
Direct operating	3,764	14,743	11,529	31,963
Selling, general and administrative	5,241	12,108	12,347	25,325
Depreciation and amortization	1,120	1,593	2,355	3,205
Restructuring charges	761	1,275	5,777	1,275
	10,886	29,718	32,008	61,768

Loss from operations	(5,768)	(9,570)	(11,661)	(23,240)

Other income, net	225	273	412	568

Loss before income taxes	(5,543)	(9,297)	(11,249)	(22,672)
Income tax expense (benefit)	50	(50)	50	(81)

Net loss	$(5,593)	$(9,247)	$(11,299)	$(22,591)

Net loss per common share:
Basic	$(.90)	$(1.48)	$(1.81)	$(3.61)
Diluted	$(.90)	$(1.48)	$(1.81)	$(3.61)

Weighted average shares outstanding:
Basic	6,233	6,265	6,233	6,256
Diluted	6,233	6,265	6,233	6,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands)	2006	2005

Assets

Current assets:
Cash and cash equivalents	$15,725	$17,769
Restricted cash	6,160	6,860
Accounts receivable, net	3,746	11,982
Prepaid costs and other current assets	2,356	1,759

Total current assets	27,987	38,370

Furniture, fixtures and equipment, net	4,162	7,963
Intangible assets	5,004	5,382
Other assets	134	302

Total assets	$37,287	$52,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$756	$534
Accrued liabilities	2,462	2,637
Accrued payroll and related costs	5,256	8,553

Total current liabilities	8,474	11,724

Other long-term liabilities	445	626

Total liabilities	8,919	12,350

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,500 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 12,500 shares authorized, 6,233 shares and 6,237 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	119,937	119,937
Accumulated deficit	(91,569)	(80,270)

Total shareholders’ equity	28,368	39,667

Total liabilities and shareholders’ equity	$37,287	$52,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2006	2005

Cash flows from operating activities:
Net loss	$(11,299)	$(22,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,355	3,205
Loss on disposal of fixed assets	1,120	5
Deferred rent	(180)	(87)
Changes in certain assets and liabilities:
Accounts receivable	8,237	3,984
Prepaid costs and other assets	(344)	1,010
Accounts payable and other liabilities	(3,251)	(531)

Net cash used in operating activities	(3,362)	(15,005)

Cash flows from investing activities:
Decrease (increase) in cash restricted to secure letter of credit	700	(1,960)
Purchases of short-term securities	—	(36,805)
Sales of short-term securities	—	62,180
Capital expenditures	(199)	(1,395)
Proceeds from sale of assets	817	16

Net cash provided by investing activities	1,318	22,036

Cash flows from financing activities:
Proceeds from employee stock purchases	—	103

Net cash provided by financing activities	—	103

Net (decrease) increase in cash and cash equivalents	(2,044)	7,134

Cash and cash equivalents, beginning of period	17,769	24,093

Cash and cash equivalents, end of period	$15,725	31,227

Supplemental disclosure of cash flow information:
Cash (paid) refunded for income taxes, net	$(47)	$2,955

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

On July 6, 2006, we effected a one-for-four reverse split of our common stock.  All share and per share data presented in the accompanying financial statements and notes thereto have been restated for the reverse stock split.

Advertising

Costs of advertising are expensed as incurred.  Advertising expense was not significant in the second quarter and first six months of 2006 and was approximately $700,000 and $1.8 million in the second quarter and first six months of 2005, respectively.  Advertising expense in prior periods has been primarily related to marketing and promotion of our Infone service, which was discontinued in the fourth quarter of 2005.  Advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” under which compensation expense is recognized in the condensed consolidated statement of operations for the fair value of employee stock-based compensation.  We elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R.  The effects of the adoption of this statement were not material to our consolidated financial statements for the second quarter and first six months of 2006.

Prior to the January 1, 2006 adoption of SFAS No. 123R we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant.  We applied the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” as if the fair value method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the three and six month periods ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation:

	Three months	Six months
	ended	ended
(in thousands, except per share amounts)	June 30, 2005

Net loss, as reported	$(9,247)	$(22,591)
Stock-based compensation expense	(39)	(2,006)
Net loss, pro forma	$(9,286)	$(24,597)

Basic net loss per share, as reported	$(1.48)	$(3.61)
Basic net loss per share, pro forma	$(1.48)	$(3.93)

Diluted net loss per share, as reported	$(1.48)	$(3.61)
Diluted net loss per share, pro forma	$(1.48)	$(3.93)

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  We are evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

2.     Restructuring Charges and Exit Activities

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.

In the first and second quarters of 2006, we have undertaken additional restructuring activities, due primarily to the departure of call volume from Nextel.

In the first quarter of 2006, we closed 13 call centers and reduced the number of call center employees by 1,350.  As a result of the closure and other restructuring activities, we paid approximately $1.8 million of termination benefits and approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, in the first quarter of 2006.  In addition, in the first quarter of 2006, we accrued approximately $2.5 million of costs associated with ongoing lease obligations of the closed call centers.

In connection with the restructuring activities initiated in the first quarter, we recorded restructuring charges in the second quarter totaling $761,000.  The components making up these charges are as follows: we incurred $382,000 of costs related to termination benefits primarily for employees at our corporate headquarters; we also paid $290,000 for costs associated with dismantling the closed call centers and settling other obligations arising out of our restructuring efforts.  Also during the second quarter, we settled or otherwise disposed of lease obligations of several closed call centers.  As a result of these settlement activities, we incurred actual costs that were $846,000 lower than the amounts we had previously accrued for those lease obligations.  Also during the second quarter and as a result of our restructuring activities, we incurred a loss on disposal of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.

At June 30, 2006, we had approximately $1.3 million of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees.

Costs incurred in our restructuring activities during the second quarter and first six months of 2006 are shown in the following table.

	Three months ended June 30, 2006	Six months ended June 30, 2006
Major cost type

One-time termination benefits	$382	$2,146
Lease termination costs	(846)	1,668
Other	1,225	1,963
	$761	$5,777

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total

Balance at January 1, 2006	$—	$355	$143	$498
Provisions	1,764	2,514	738	5,016
Payments	(1,764)	(566)	(764)	(3,094)
Balance at March 31, 2006	—	2,303	117	2,420
Provisions	382	(846)	1,225	761
Payments	(102)	(458)	(269)	(829)
Adjustments and non-cash items	—	—	(1,065)	(1,065)
Balance at June 30, 2006	$280	$999	$8	$1,287

We may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the three and six month periods ended June 30, 2006 and 2005 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for either period.

Options to purchase 606,000 and 860,000 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share for the three and six months periods ended June 30, 2006 and 2005 because their effect would be anti-dilutive.

4.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2006, we had one letter of credit outstanding in the amount of $6,160,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2007.

5.     Significant Events

Termination of contract

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 56% of our revenues for the first six months of 2006.  Nextel accounted for approximately 72% of our revenues in both the second quarter and first six months of 2005.

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

Our management has taken steps to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead and is aggressively pursuing new and additional sources of revenues to support our reduced cost structure and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Nasdaq listing issues

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006.  We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.  By transferring to the Nasdaq Capital Market, we were afforded an extended grace period in which we could satisfy the $1.00 minimum bid price requirement.  At our annual meeting of shareholders, we received approval for, and on July 6, 2006 we effected, a one-for-four reverse stock split.  In July 2006, we were notified by Nasdaq that we regained compliance with the Nasdaq listing requirements, and this matter is now closed.

Subsequent events

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  Under the Agreement, we will be a preferred directory assistance provider for “1-800-FREE411”.  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives.  The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period.  Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services.  The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated.

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock.  The first warrant is for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share.  The warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The first warrant terminates on June 30, 2009.

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant will equal 115% of the average closing price per share of the our common stock over the 20 consecutive trading days ending the last trading day prior to July 1, 2007.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions.  Forward-looking statements are not guarantees.  They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These risks, uncertainties and other factors include the expiration or pricing of customer contracts, the successful execution of our cost reduction efforts and current business strategy, and our ability to generate cash from operations, and other risks, including those discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“the SEC”) and those described in our other filings with the SEC, press releases and other communications.  Any forward-looking statement in this report reflects our expectations at the time of this report only.  We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a provider of Enhanced Directory Assistance® and other information services through operators and electronically.  We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”) and prepaid carriers to provide our services to their subscribers.

In addition to voice-based services, we also provide directory assistance services in electronic format.  These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records.  We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups.  We contract with a broad range of companies that require electronic directory assistance, including companies in the service, marketing, and financial sectors.  Our Data Services business represents an emerging business based on infrastructure originally developed to support our voice-based call center business.

We offer our voice-based services to a carrier’s subscribers under a brand name selected by the carrier.  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.50 plus airtime charges for our services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis.  Competitive pressures have caused our average revenue per call to decrease in the recent past and such pressures will likely continue.

We currently provide our services to several carriers and other customers.  The terms of these contracts are generally similar, with variations in the geographic market to be served, the services and features we are to provide the carriers’ subscribers and the term.  None of these contracts precludes us from providing services to others.

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

Termination of contract

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by Metro One to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 56% of our revenues for the first six months of 2006.  Nextel accounted for approximately 72% of our revenues in both the second quarter and first six months of 2005.

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

Our management has taken steps to significantly reduce the direct cost of delivering our services, reduce our general and administrative overhead and is aggressively pursuing new and additional sources of revenues to support our reduced cost structure and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Restructuring

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

In the first and second quarters of 2006, we have undertaken additional restructuring activities, due primarily to the departure of call volume from Nextel.

In the first quarter of 2006, we closed 13 call centers and reduced the number of call center employees by 1,350.  As a result of the closure and other restructuring activities, we paid approximately $1.8 million of termination benefits and approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, in the first quarter of 2006.  In addition, in the first quarter of 2006, we accrued approximately $2.5 million of costs associated with ongoing lease obligations of the closed call centers.

In connection with the restructuring activities initiated in the first quarter, we recorded restructuring charges in the second quarter totaling $761,000.  The components making up these charges are as follows: we incurred $382,000 of costs related to termination benefits primarily for employees at our corporate headquarters; we also paid $290,000 for costs associated with dismantling the closed call centers and settling other obligations arising out of our restructuring efforts.  Also during the second quarter, we settled or otherwise disposed of lease obligations of several closed call centers.  As a result of these settlement activities, we incurred actual costs that were $846,000 lower than the amounts we had previously accrued for those lease obligations.  Also during the second quarter and as a result of our restructuring activities, we incurred a loss on disposal of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.

Nasdaq listing issues

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006.  We elected to seek a transfer to the Nasdaq Capital Market because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.  By transferring to the Nasdaq Capital Market, we were afforded an extended grace period in which we could satisfy the $1.00 minimum bid price requirement.  At our annual meeting of shareholders, we received approval for, and on July 6, 2006 we effected, a one-for-four reverse stock split.  In July 2006, we were notified by Nasdaq that we regained compliance with the Nasdaq listing requirements, and this matter is now closed.

Subsequent events

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  Under the Agreement, we will be a preferred directory assistance provider for “1-800-FREE411”.  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives.  The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period.  Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services.  The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated.

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock.  The first warrant is for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share.  The warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The first warrant terminates on June 30, 2009.

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant will equal 115% of the average closing price per share of the our common stock over the 20 consecutive trading days ending the last trading day prior to July 1, 2007.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	73.5	73.2	56.7	83.0
Selling, general and administrative costs	102.4	60.1	60.7	65.7
Depreciation and amortization	21.9	7.9	11.6	8.3
Restructuring charges	14.9	6.3	28.4	3.3
Loss from operations	(112.7)	(47.5)	(57.3)	(60.3)
Other income, net	4.4	1.4	2.0	1.5
Loss before income taxes	(108.3)	(46.1)	(55.3)	(58.8)
Income tax expense (benefit)	1.0	0.2	0.2	(0.2)
Net loss	(109.3)%	(45.9)%	(55.5)%	(58.6)%

Comparison of second quarter 2006 to second quarter 2005

Revenues decreased 74.6% to $5.1 million from $20.1 million due primarily to a decrease in call volume and a decrease in our average revenue per call.  Call volume decreased to approximately 18 million calls from approximately 63 million calls due primarily to lower call volume from Nextel as a result of their early termination of the Services Agreement.  Average revenue per call was approximately $0.26 and $0.32 in the second quarter of 2006 and 2005, respectively, reflecting the change in call volume mix and competitive pressures.

Direct operating costs consist of salaries, wages, benefits and payroll taxes relating to call center personnel plus the costs of listings data and content acquisition.  These costs decreased 74.5% to $3.8 million from $14.7 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues direct operating costs remained flat at approximately 73% in the second quarters of both 2006 and 2005.

Selling, general and administrative costs decreased 56.7% to $5.2 million from $12.1 million.  This decrease resulted primarily from reductions in facilities-related costs of approximately $2.7 million, personnel and associated costs of approximately $2.0 million, network and systems-related costs of $1.3 million, and marketing and promotion costs of approximately $800,000.  As a percentage of revenues, selling, general and administrative costs increased to 102.4% from 60.1% primarily due to lower revenues.

Depreciation and amortization expense decreased 29.7% to $1.1 million from $1.6 million.  The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.  Depreciation and amortization increased to 21.9% from 7.9% of revenue as a result of lower revenues.

Restructuring charges in the quarter ended June 30, 2006 consisted primarily of one-time termination benefits for employees of approximately $382,000, dismantling costs related to the closed call centers of approximately $290,000, and loss on disposal of assets of approximately $935,000.  In addition, during the second quarter of 2006, we settled or otherwise disposed of lease obligations of several closed call centers.  As a result of these settlement activities, we incurred actual costs that were $846,000 lower than the amounts we had previously accrued for those lease obligations.  Net restructuring costs were $761,000 in the second quarter of 2006.  Restructuring charges of approximately $1.3 million, primarily related to continuing lease obligations on closed facilities and employee termination benefits, have been accrued but not paid at June 30, 2006.

Other income was $225,000 and $273,000 in the second quarter of 2006 and 2005, respectively, and consisted primarily of interest income earned on cash and cash equivalents.

Because of our operating losses in the second quarter of 2006 and 2005, we recorded no federal income tax expense.  We did, however, record $50,000 of income taxes in the second quarter of 2006 related to a prior year state tax audit.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.  In the second quarter of 2005, we recorded a state income tax benefit of $50,000 to adjust prior estimates of state income taxes payable to actual income taxes paid.

Liquidity and Capital Resources

As of June 30, 2006, we had approximately $21.9 million in cash and cash equivalents and restricted cash (including $6.2 million of restricted cash) compared to approximately $24.6 million (including $6.9 million of restricted cash) at December 31, 2005.  Our operations consumed approximately $2.7 million of cash in the first six months of 2006 primarily from net operating losses.  Management’s goal is to restructure our operations to achieve positive, sustainable cash flow and earnings and we believe we have made significant progress toward that goal.  There can be, however, no assurances that our cash resources will be sufficient to achieve that goal in the near term or ever.  Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value.  We have no outstanding debt.

Working capital was $19.5 million at June 30, 2006, compared to $26.6 million at December 31, 2005.  This change was primarily due to net operating losses in the first six months of 2006.

Cash flow from operations.  Net cash used in operations was $3.4 million in the first six months of 2006 compared to net cash used in operations of $15.0 million in the first six months of 2005.  This difference of approximately $11.6 million resulted primarily from net decreases in cash paid to or on behalf of employees, cash paid to suppliers, and cash paid for advertising.  These net decreases in cash outflows were partially offset by a decrease in cash received from customers and an increase in cash paid for restructuring activities.  Cash paid to or on behalf of employees decreased by $23.8 million, cash paid to suppliers decreased by $5.1 million, and cash paid for advertising decreased by $1.9 million.  Cash received from customers decreased by $13.9 million and cash paid for restructuring increased by $3.5 million.

Cash flow from investing activities.  Cash provided by investing activities was $1.3 million in the first six months of 2006, primarily resulting from receipt of proceeds from the sale of assets and a reduction in cash used to secure a letter of credit related to our workers’ compensation program partially offset by cash used for capital purchases.  Cash provided by investing activities was $22.0 million in the first six months of 2005 resulting primarily from short-term investments being converted to cash and used in operations partially offset by capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure and an increase in cash restricted to secure a letter of credit related to our workers’ compensation program.

Cash flow from financing activities.  Cash flow from financing activities was not significant in the first six months of 2006.  Cash flow from financing activities was $103,000 in the first six months of 2005 resulting from proceeds from employee stock purchases.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be primarily for working capital.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at June 30, 2006 was approximately $21.9 million, our operations and future activities, including additional restructuring efforts, will likely reduce available cash.

We have experienced net losses in each of the quarterly and annual periods since the second quarter of 2003.  Our independent registered public accounting firm included a going concern explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2005.  We, however, expect to meet our cash requirements in 2006 using our existing cash and cash equivalents.

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

Long-lived assets and intangibles.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from the use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, we evaluated our fixed assets and intangibles as of December 31, 2005 for impairment in accordance with SFAS No. 144 and SFAS No. 142.  Our evaluation determined that the assets were not impaired as of December 31, 2005.

Self-insurance reserves.  We self-insure a portion of our workers’ compensation and employee medical insurance programs.  We purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At June 30, 2006, we have reserved approximately $3.1 million and $618,000 related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At June 30, 2006, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  We are evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at June 30, 2006 and were redeemable on a daily or monthly basis.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                OTHER INFORMATION

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a description of matters submitted to a vote of our shareholders at an annual meeting of shareholders held on June 21, 2006:

A.                                   Elchanan (Nani) Maoz, Mary H. Oldshue, Gary E. Henry, and Murray L. Swanson were elected as directors to hold office until the annual meeting in the expiration year detailed below and until their successors are elected and qualified.  Votes cast for and votes withheld with respect to each nominee were as follows:

	New Term Expiration	Votes For	Votes Withheld
Elchanan (Nani) Maoz	2008	21,494,633	988,720
Mary H. Oldshue	2008	21,337,839	1,145,514
Gary H. Henry	2009	21,629,665	853,688
Murray L. Swanson	2009	21,500,692	982,661

B.                                     A brief description of each other matter voted upon at the annual meeting and the votes cast for, votes cast against, abstentions and broker non-votes as to each such matter is as follows:

	Votes For	Votes Against	Abstained	Broker Non-votes
Proposal to amend Articles of Incorporation to effect a reverse stock split of our common stock	21,478,615	960,303	11,109	—

Proposal to approve the 2006 Stock Incentive Plan	5,019,591	2,176,138	398,645	14,888,979

The above vote tally does not reflect the 1-for-4 reverse stock split effected by the Company on July 6, 2006.

ITEM 6.                  EXHIBITS

(a)          Exhibits

10.1                           Amendment to Consulting Agreement between Metro One Telecommunications, Inc. and James M. Usdan.

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

Date: August 14, 2006
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)