Form 10-Q
period 2006-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2006-11-14
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Number of shares of common stock outstanding as of November 10, 2006: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Revenues	$5,205	$19,211	$25,553	$57,739

Costs and expenses:
Direct operating	3,789	15,390	15,319	47,353
Selling, general and administrative	4,465	11,255	16,813	36,579
Depreciation and amortization	686	1,528	3,040	4,734
Restructuring charges	453	2,745	6,230	4,020
	9,393	30,918	41,402	92,686
Loss from operations	(4,188)	(11,707)	(15,849)	(34,947)

Other income, net	187	235	599	804

Loss before income taxes	(4,001)	(11,472)	(15,250)	(34,143)
Income tax expense	—	423	50	343

Net loss	$(4,001)	$(11,895)	$(15,300)	$(34,486)

Net loss per common share:
Basic	$(.64)	$(1.90)	$(2.45)	$(5.50)
Diluted	$(.64)	$(1.90)	$(2.45)	$(5.50)

Weighted average shares outstanding:
Basic	6,233	6,254	6,233	6,268
Diluted	6,233	6,254	6,233	6,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands)	2006	2005
Assets

Current assets:
Cash and cash equivalents	$12,833	$17,769
Restricted cash	5,716	6,860
Accounts receivable, net	2,837	11,982
Prepaid costs and other current assets	1,438	1,759

Total current assets	22,824	38,370

Furniture, fixtures and equipment, net	3,662	7,963
Intangible assets	4,857	5,382
Other assets	134	302

Total assets	$31,477	$52,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$539	$534
Accrued liabilities	1,548	2,637
Accrued payroll and related costs	4,361	8,553

Total current liabilities	6,448	11,724

Other long-term liabilities	569	626

Total liabilities	7,017	12,350

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 2,500 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 12,500 shares authorized, 6,233 shares and 6,237 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	120,029	119,937
Accumulated deficit	(95,569)	(80,270)

Total shareholders’ equity	24,460	39,667

Total liabilities and shareholders’ equity	$31,477	$52,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(15,300)	$(34,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,040	4,734
Loss on disposal of fixed assets, net	1,117	160
Deferred charges, net	56	382
Stock-based compensation expense	92	—
Changes in assets and liabilities:
Accounts receivable	9,146	4,395
Prepaid costs and other assets	575	774
Accounts payable and other liabilities	(5,390)	(679)

Net cash used in operating activities	(6,664)	(24,720)

Cash flows from investing activities:
Decrease (increase) in cash restricted to secure letter of credit	1,144	(1,960)
Purchases of short-term securities	—	(36,805)
Sales of short-term securities	—	62,180
Capital expenditures	(233)	(1,682)
Proceeds from sale of assets	817	69

Net cash provided by investing activities	1,728	21,802

Cash flows from financing activities:
Common stock repurchased	—	(121)
Proceeds from employee stock purchases	—	103

Net cash used in financing activities	—	(18)

Net decrease in cash and cash equivalents	(4,936)	(2,936)

Cash and cash equivalents, beginning of period	17,769	24,093

Cash and cash equivalents, end of period	$12,833	21,157

Supplemental disclosure of cash flow information:
Cash (paid) refunded for income taxes, net	$(109)	$2,973

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

Advertising

Costs of advertising are expensed as incurred.  Advertising expense was not significant in the third quarter and first nine months of 2006 and was approximately $900,000 and $2.7 million in the third quarter and first nine months of 2005, respectively. Prior to 2006, advertising expense was primarily related to marketing and promotion of our Infone service, which was discontinued in the fourth quarter of 2005.  Advertising expenses are included in selling, general and administrative expenses in the condensed consolidated statements of operations.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” under which compensation expense is recognized in the condensed consolidated statement of operations for the fair value of employee stock-based compensation.  We elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R.  The modified-prospective transition method requires that stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method.  Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

As a result of adopting SFAS 123R, net loss for the three and nine months ended September 30, 2006 was $92,000, lower than if we had continued to account for stock-based compensation under APB Opinion No. 25, as we did in the comparable periods in 2005.  The effect of recording stock-based compensation on basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 was a per share increase in our net loss of $0.01.  Costs related to stock-based compensation are recorded in selling, general, and administrative expenses in the statement of operations.

Prior to the January 1, 2006 adoption of SFAS No. 123R we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, under APB Opinion No. 25, no compensation expense was recognized because the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of grant.  We applied the disclosure provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” as if the fair value method had been applied in measuring compensation expense.

The following table illustrates the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation:

	Three months	Nine months
	ended	ended
	September 30, 2005
(in thousands, except per share amounts)

Net loss, as reported	$(9,247)	$(22,591)
Stock-based compensation expense	(39)	(2,006)
Net loss, pro forma	$(9,286)	$(24,597)

Basic net loss per share, as reported	$(1.48)	$(3.61)
Basic net loss per share, pro forma	$(1.48)	$(3.93)

Diluted net loss per share, as reported	$(1.48)	$(3.61)
Diluted net loss per share, pro forma	$(1.48)	$(3.93)

Options to purchase our common stock are granted at prices equal to or greater than the fair market value on the date of grant.  Options granted to directors generally vest immediately while options granted to employees generally vest and become exercisable quarterly over a four year period.  All options generally expire ten years from the date of the grant.

We estimate the fair value of stock options using the Black-Scholes option pricing model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, and the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield.  The expected option term represents the estimated time until exercise and is based on our historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior.  The expected stock price volatility is based on the historical volatility of our stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.  We have not yet paid a dividend, and thus the dividend yield is 0.0%.  Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and our experience.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  We are evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements.  SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement.  The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors.  This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial position or results of operations.

2.    Restructuring Charges and Exit Activities

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.

In the first nine months of 2006, we have undertaken additional restructuring activities, due primarily to the departure of call volume from Nextel as discussed in Note 5.

In the first nine months of 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees.  As a result of the closure and other restructuring activities, we paid or accrued approximately $342,000 and $2.5 million of termination benefits in the three and nine month periods ended September 30, 2006, respectively.  We also recorded approximately ($60,000) and $1.6 million of expenses related to termination of lease obligations of closed facilities in the three and nine month periods ended September 30, 2006, respectively.  In addition, we recorded approximately $171,000 and $2.1 million of other costs, primarily legal and advisory services and dismantling costs, in the three and nine month periods ended September 30, 2006, respectively.  Included in the costs for the nine months ended September 30, 2006 were losses incurred on disposal, in the second quarter, of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.

At September 30, 2006, we had approximately $432,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees.

Costs incurred in our restructuring activities during the third quarter and first nine months of 2006 are shown in the following table.

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Major cost type

One-time termination benefits	$342	$2,488
Lease termination costs	(60)	1,608
Other	171	2,134
	$453	$6,230

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total
Balance at January 1, 2006	$—	$355	$143	$498
Provisions	1,764	2,514	738	5,016
Payments	(1,764)	(566)	(764)	(3,094)
Balance at March 31, 2006	—	2,303	117	2,420
Provisions	382	(846)	1,225	761
Payments	(102)	(458)	(269)	(829)
Adjustments and non-cash items	—	—	(1,065)	(1,065)
Balance at June 30, 2006	$280	$999	$8	$1,287
Provisions	342	(60)	171	453
Payments	(380)	(770)	(63)	(1,213)
Adjustments and non-cash items	—	(19)	(76)	(95)
Balance at September 30, 2006	$242	$150	$40	$432

We may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  Basic and diluted weighted average shares outstanding were the same for the three and nine month periods ended September 30, 2006 and 2005 because inclusion of the potential dilutive effect of common stock options in the calculation would be anti-dilutive.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for either period.

Options to purchase 568,000 and 719,000 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per share for the three and nine months periods ended September 30, 2006 and 2005 because their effect would be anti-dilutive.

4.    Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At September 30, 2006, we had one letter of credit outstanding in the amount of $5,716,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2007.

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 44% of our revenues for the first nine months of 2006.  Nextel accounted for approximately 75% and 73% of our revenues in the third quarter and first nine months of 2005, respectively.

Termination of the Services Agreement has had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in the remainder of 2006 and in 2007 using our existing cash and cash equivalents.

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

Significant new contract

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

We offer our voice-based services to a carrier’s subscribers under a brand name selected by the carrier.  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.99 plus airtime charges for directory assistance services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis.  Competitive pressures have caused our average revenue per call to decrease in the recent past and such pressures will likely continue.

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel as of the date of this filing.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 44% of our revenues for the first nine months of 2006.  Nextel accounted for approximately 75% and 73% of our revenues in the third quarter and first nine months of 2005, respectively.

Termination of the Services Agreement has had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in the remainder of 2006 and 2007 using our existing cash and cash equivalents.

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

In the first nine months of 2006, we have undertaken additional restructuring activities, due primarily to the departure of call volume from Nextel discussed above. In the first nine months of 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees.  As a result of the closure and other restructuring activities, we paid or accrued approximately $342,000 and 2.5 million of termination benefits in the three and nine month periods ended September 30, 2006, respectively.  We also recorded approximately ($60,000) and $1.6 million of expenses related to termination of lease obligations of closed facilities in the three and nine month periods ended September 30, 2006, respectively.  In addition, we recorded approximately $171,000 and $2.1 million of other costs, primarily legal and advisory services and dismantling costs, in the three and nine month periods ended September 30, 2006, respectively.  Included in the costs for the nine months ended September 30, 2006 were losses incurred on disposal, in the second quarter, of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.

As of September 30, 2006, we continue to operate six call centers from leased facilities. In addition, we utilize four other leased facilities, including our corporate headquarters and other administrative properties.

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

Significant new contract

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

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	72.8	80.1	59.9	82.0
Selling, general and administrative costs	75.8	58.6	65.8	63.4
Depreciation and amortization	13.2	8.0	11.9	8.2
Restructuring charges	8.7	14.3	24.4	7.0
Loss from operations	(80.5)	(60.9)	(62.0)	(60.5)
Other income, net	3.6	1.2	2.3	1.4
Loss before income taxes	(76.9)	(59.7)	(59.7)	(59.1)
Income tax expense	—	2.2	0.2	0.6
Net loss	(76.9)%	(61.9)%	(59.9)%	(59.7)%

Comparison of third quarter 2006 to third quarter 2005

Revenues decreased 72.9% to $5.2 million from $19.2 million due primarily to a decrease in call volume and a decrease in our average revenue per call.  Call volume decreased to approximately 19 million calls from approximately 59 million calls due primarily to lower call volume from Nextel as a result of their early termination of the Services Agreement.  Average revenue per call was approximately $0.25 and $0.32 in the third quarter of 2006 and 2005, respectively, reflecting the change in call volume mix and competitive pressures.

Direct operating costs consist of salaries, wages, benefits and payroll taxes relating to call center personnel plus the costs of listings data and content acquisition.  These costs decreased 75.4% to $3.8 million from $15.4 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes.  As a percentage of revenues direct operating costs decreased to 72.8% from 80.1% due primarily to increased call processing efficiencies and decreased labor rates in the call centers resulting from our ongoing cost reduction efforts.

Selling, general and administrative costs decreased 60.3% to $4.5 million from $11.3 million.  This decrease resulted primarily from reductions in facilities-related costs of approximately $1.8 million, personnel and associated costs of approximately $2.4 million, network and systems-related costs of $800,000, and marketing and promotion costs of approximately $900,000.  As a percentage of revenues, selling, general and administrative costs increased to 85.8% from 58.6% primarily due to lower revenues.

Depreciation and amortization expense decreased 55.1% to approximately $700,000 from $1.5 million.  The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.  Depreciation and amortization increased to 13.2% from 8.0% of revenue as a result of lower revenues.

Restructuring charges in the quarter ended September 30, 2006 consisted primarily of one-time termination benefits for employees of approximately $342,000 and dismantling costs related to the closed call centers of approximately $171,000.  In addition, during the third quarter of 2006, we settled or otherwise disposed of lease obligations of several closed call centers.  As a result of these settlement activities, we incurred actual costs that were $60,000 lower than the amounts we had previously accrued for those lease obligations.  Net restructuring costs were $453,000 in the third quarter of 2006.  Restructuring charges of approximately $432,000, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees, have been accrued but not paid at September 30, 2006.

Other income was $187,000 and $235,000 in the third quarter of 2006 and 2005, respectively, and consisted primarily of interest income earned on cash and cash equivalents.

Because of our operating losses in the third quarter of 2006, we recorded no federal income tax expense.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.  Income tax expense in the third quarter of 2005 was approximately $423,000, reflecting a provision for federal income tax expense related to a proposed adjustment by the Internal Revenue Service (“IRS”) relating to a prior year tax return under audit.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $18.6 million in cash and cash equivalents and restricted cash (including $5.7 million of restricted cash) compared to approximately $24.6 million (including $6.9 million of restricted cash) at December 31, 2005.  Our business has consumed approximately $6.1 million of cash (including $4.9 million of cash and equivalents and $1.2 million of restricted cash) in the first nine months of 2006 primarily from net operating losses.  Management’s goal is to restructure our operations to achieve positive, sustainable cash flow and earnings and we believe we have made significant progress toward that goal.  There can be, however, no assurances that our cash resources will be sufficient to achieve that goal in the near term or ever.  Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value.  We have no outstanding debt.

Working capital was $16.4 million at September 30, 2006, compared to $26.6 million at December 31, 2005.  This change was primarily due to net operating losses in the first nine months of 2006.

Cash flow from operations.  Net cash used in operations was $6.7 million in the first nine months of 2006 compared to net cash used in operations of $24.7 million in the first nine months of 2005.  This difference of approximately $18.0 million resulted primarily from net decreases in cash paid to or on behalf of employees, cash paid to suppliers, and cash paid for advertising.  These net decreases in cash outflows were partially offset by a decrease in cash received from customers and an increase in cash paid for restructuring activities.  Cash paid to or on behalf of employees decreased by $34.6 million, cash paid to suppliers decreased by $9.5 million, and cash paid for advertising decreased by $2.8 million.  Cash received from customers decreased by $28.6 million and cash paid for restructuring increased by $2.4 million.

Cash flow from investing activities.  Cash provided by investing activities was $1.7 million in the first nine months of 2006, primarily resulting from receipt of proceeds from the sale of assets and a reduction in cash used to secure a letter of credit related to our workers’ compensation program partially offset by cash used for capital purchases.  Cash provided by investing activities was $21.8 million in the first months of 2005 resulting primarily from short-term investments being converted to cash and used in operations partially offset by capital expenditures for equipment purchased for upgrades of our corporate-wide infrastructure and an increase in cash restricted to secure a letter of credit related to our workers’ compensation program.

Cash flow from financing activities.  Cash flow from financing activities was not significant in the first nine months of 2006 or 2005.

Future capital needs and resources.  The primary use of our capital in the near future is expected to be for working capital.  Although cash on hand (including restricted cash) and short-term investments at September 30, 2006 was approximately $18.6 million, our operations and future activities, including additional restructuring efforts, will likely reduce available cash.

We are aggressively pursuing new and additional sources of revenue. We are also adjusting our operations and reducing various elements of our operating costs where feasible. We plan to continue to adjust call centers, personnel and network capacities to care for varying business circumstances, including changes in call volumes, pricing and other provisions of current and future customer contracts.

We plan to meet our cash and working capital requirements using existing cash and cash equivalents during the remainder of 2006 and throughout 2007. However: 1) we have experienced net losses during each quarter since the second quarter of 2003; 2) cash and cash equivalents and restricted cash decreased $6.1 million during the first nine months of 2006; 3) we anticipate additional net losses during 2006 and 2007; and 4) future restructuring of our operations may further reduce available financial resources. As a result of these and/or other issues, there can be no assurance that our existing financial resources will be sufficient or that we will be able to raise sufficient funds from other sources to maintain adequate liquidity. Consequently, if we are unable to execute our current operating plans or obtain additional financing, we may be forced to cease operations.

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

Self-insurance reserves.  We have historically self-insured a portion of our workers’ compensation and employee medical insurance programs.  Under those arrangements we typically purchase stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate pending workers’ compensation and medical claims periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At September 30, 2006, we have reserved approximately $2.5 million and $489,000 related to our workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At September 30, 2006, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  We are evaluating the impact that the adoption of FIN 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

 In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements.  SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement.  The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors.  This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material effect on our consolidated financial position or results of operations.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities, and therefore, the fair market value of these investments is affected by changes in market interest rates.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at September 30, 2006 and were redeemable on a daily or monthly basis.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

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

PART II.                OTHER INFORMATION

ITEM 6.                  EXHIBITS

(a)	Exhibits
	10.1†	Telecom Information Services Agreement between Jingle Networks, Inc. and Metro One Telecommunications, Inc. dated July 1, 2006.
	10.2	Common Stock Warrant No. 3 to purchase shares of common stock between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
	10.3	Common Stock Warrant No. 4 to purchase shares of common stock between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
	10.4	Registration Rights Agreement between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
	31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).
	31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).
	32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act Of 2002.

†       Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Duane C. Fromhart
Duane C. Fromhart
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Telecom Information Services Agreement between Jingle Networks, Inc. and Metro One Telecommunications, Inc. dated July 1, 2006.
10.2	Common Stock Warrant No. 3 to purchase shares of common stock between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
10.3	Common Stock Warrant No. 4 to purchase shares of common stock between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
10.4	Registration Rights Agreement between Jingle Networks, Inc. and Metro One Telecommunications, Inc., dated July 1, 2006.
31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

†                     Confidential treatment requested as to certain portions of this exhibit.