Form 10-K
period 2006-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2007-04-02
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Murray Scholls Place, Beaverton, OR  97007

(Address of principal executive offices)

Registrant’s telephone number, including area code:   503-643-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:     NONE

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2006 was $15,094,695.

The number of shares outstanding of the registrant’s common stock as of March 20, 2007 was 6,233,326.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

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

ITEM 1.                  BUSINESS.

We are a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means.  We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users.  Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services.  Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services.  Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One.  All of our services are provided by operators located only in the United States, or electronically.  Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues are derived principally through fees charged to telecommunications carriers and other customers.

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

We have been in business since 1989 when we began developing and testing provision of information services over the telephone.  In 1991, we entered into our first contract with a wireless carrier to provide our services to that carrier’s subscribers on a charge-per-call basis.  Our customers include several wireless and other telecommunications carriers such as Cablevision, Jingle Networks (a provider of directory assistance services at no charge to the customer), SunCom, and XO Communications.  We have expanded our customer base to include enterprise data services, specialized operator services, and information services to corporations with offices in the United States and Canada.  We have also expanded into the landline telecommunications market and provide our services to regional CLECs and VoIP providers.

Competition in the telecommunications industry, and in the directory assistance market in which we participate, continues to be intense.  Carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs.  In response to these and other issues, in May 2003, we launched Infone, a service that provided enhanced directory and personal assistant services directly to consumers.  The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign.  Revenues from Infone were not significant in relation to total revenues since its inception.  Because of our inability to attract a significant number of subscribers to this service, it was discontinued in December 2005.

In the last four years, several of our largest customers have transferred their calls away from us for a variety of reasons, primarily in order to obtain lower prices and/or as a result of consolidation in the wireless industry.  As a result of the loss of these customers and the associated revenues and operating losses, since the second quarter of 2005 we have taken significant actions to restructure our operations to lower our cost structure.  In addition, we have refocused our efforts on the wholesale directory assistance and data services markets to pursue additional revenue sources in the voice-based and electronic delivery-based directory assistance and information services markets.

Telecommunications Industry

The U.S. telecommunications industry has generally been characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber.  Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty.  Costs to acquire new subscribers can be significant, therefore carriers are emphasizing pricing and plan elements to attract and retain customers. In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market.  Competitive pressures are particularly acute for wireless and newer landline carriers, such as CLECs and VoIP providers.  The industry has also experienced a considerable amount of consolidation and investment in new technologies as well as increasing competitive pressure from alternative providers, including cable companies, VoIP providers, Mobile Virtual Network Operators (“MVNO”) and others.

Wireless Telecommunications. The U.S. wireless telecommunications market has experienced dramatic growth over the last decade.  This growth has been due largely to technological advances that give callers affordable, high-quality mobile services.  According to industry analysts, the number of wireless phones in use in the United States is expected to be more than 300 million by the end of 2010.  A relatively small number of carriers dominate the wireless telecommunications market.  In terms of estimated number of subscribers, the largest U.S. wireless carriers include Cingular Wireless, Verizon Wireless, Sprint Nextel and T-Mobile.

Competition in the industry continues to be intense with several carriers typically competing for wireless subscribers in most major U.S. markets.  With slowing subscriber growth and downward pressure on average revenue per user (“ARPU”), carriers are seeking to differentiate themselves from their competitors.  While pricing pressures are fierce, carriers also focus on value-added services and features as a means of differentiating themselves.  As subscriber and ARPU growth slow, there has been significant consolidation in the industry as evidenced by the 2005 merger of Nextel Communications and Sprint PCS and the 2004 combination of Cingular Wireless and AT&T Wireless.

Landline Telecommunications. Like the wireless market, the landline telecommunications market is dominated by a relatively small number of major carriers.  Carriers providing local service include the regional Bell operating companies, such as SBC Communications, independent telephone companies, such as ALLTEL Communications, and CLECs, such as Cox Communications or Integra Telecom. Many of these carriers and others, as well as many discount companies, also provide long distance services.  In addition, cable companies are offering packaged services including local and long distance telephone services.

Local and long distance carriers competing in each other’s markets, as well as against newer and smaller independent carriers, have added to competition in the landline market.  With deregulation, the entry of new landline competitors and the increasing affordability of wireless services, subscribers who were historically bound to local carriers as a matter of geography are now increasingly able to choose their carriers.  This includes the opportunity to select a CLEC.  These companies compete with incumbent local carriers to provide a variety of services, including local, long distance and Internet and other data services.  As a result, the landline telecommunications market is becoming subscriber-based and carriers must find ways to differentiate their services to attract and retain subscribers.  In addition, to maintain operational focus, CLECs often outsource non-core operations, including directory assistance services.  While many incumbent carriers provide directory assistance services on an outsourced basis, the competitive local exchange carriers may prefer to outsource their directory assistance needs to independent companies rather than use the services of their competitors.

Directory Assistance Market

The U.S. directory assistance industry generated over 6 billion information requests in 2006 primarily from three distinct platforms: wireline, wireless, and VoIP telephone lines.  Free directory assistance services are emerging as a fourth platform generating over 130 million calls in 2006.

Call volumes generated by the wireless directory assistance market in the United States grew to approximately 2.3 billion calls by the end of 2006, according to industry sources.  Wireless subscribers tend to be heavy users of directory assistance services.  Growth in the wireless directory assistance market is driven by factors such as growth in the wireless subscriber base, rising wireless penetration, increasing subscriber mobility, increasing and improving offerings from free directory assistance providers, and the offering of quality directory assistance services by wireless carriers.

The landline directory assistance market today is larger than the wireless directory assistance market.  According to industry sources, landline directory assistance calls reached approximately 4.2 billion calls in 2006.  Growth in the landline directory services market is driven by a number of factors, including the growing information needs of subscribers and the offering by landline carriers of call completion services.

Free directory assistance services are bringing the internet concept of paid search to the telephone.  These services are free to the consumer, making their money from contextually relevant advertisements that run ahead of requested listing information.  While some “cannibalism” is occurring as free service providers are taking call volumes from existing “charge per-call” providers, it appears that free directory assistance providers are actually growing the volume of directory assistance calls through an increase in the average number of calls per user.  The nature and extent of disruption of the directory assistance market because of these no-charge directory assistance services is still not totally clear.

Unlike other aspects of telecommunications services, directory assistance has seen rising retail prices in the last several years.  For example, in June 2001 the range of retail prices charged for a directory assistance call among the major wireless carriers was $0.75 to $1.29, with a majority of large carriers at $0.99 per call.  In January 2007, this same range was $1.25 to $1.79. During this same timeframe, prices for many other telecommunications services have trended downward.

Customers

Our principal business currently involves providing Enhanced Directory Assistance and information services primarily to wireless carriers, VoIP providers, cable companies, CLECs, free directory assistance providers, prepaid carriers, pay phone operators, and other providers, including those offering their services at no charge to end users, in all or a portion of their service areas.  Our major directory assistance customers include Cablevision, Jingle Networks, SunCom, and XO Communications.  In addition, we provide our services to certain CLECs in the landline telecommunications market. Customers that accounted for more than 10% of our revenues during the periods indicated are as follows:

	Years ended December 31,
Customer	2006	2005	2004

Nextel Communications	37%	76%	56%
Cablevision	25%	6%	1%
Jingle Networks	14%	—	—
AT&T Wireless Services	—	—	28%

In October 2005, Nextel notified us that it would be terminating the Services Agreement between us, effective in January 2006.  We continued to handle Nextel calls through a negotiated transition period which was substantially completed by March 31, 2006.

Our contract with AT&T Wireless expired on December 1, 2003, and because we were unable to reach an economic arrangement acceptable to both parties, the contract was not renewed.  We agreed to continue to provide service to AT&T Wireless customers through a transition period beginning in March 2004.  The transition was substantially completed by July 31, 2004.

We offer our services to a carrier’s subscribers under a brand name selected by the carrier.  The carrier establishes its own fee structure with its subscribers.  Subscribers typically pay the carrier’s fees ranging from $1.25 to $1.79 plus airtime charges for our services.  We charge carriers directly and, at present, bear no subscriber collection risk.  We charge our customers on a per call basis. Competitive pressures have caused our average revenue per call to decrease in the recent past.

We currently provide our voice-based services to several customers.  The terms of our contracts with these customers are generally similar, with variations in the geographic market to be served, the services and features we are to provide the customers’ subscribers and the term.  None of these contracts precludes us from providing services to others.

We have expanded our customer base to include data services, specialized operator services, and directory assistance services to corporations with offices in the United States and Canada.

Call Centers and Network

We operate six call centers in the United States. Our call centers are located in or near larger metropolitan areas.  We believe that the U.S.-based, local nature of our call centers and operators permits us to offer more accurate and valuable services than would be available through call centers located outside the United States.  We typically operate our call centers 24 hours a day, seven days a week, 365 days a year.

We have adjusted, and may further adjust, our call center personnel, the number of call centers we operate, and network capacities in order to address changes in volume demands caused by the termination of carrier contracts.  During 2006 and 2005 we reduced our headcount by over 2,000 employees and consolidated the operations of 25 call centers into our remaining six call centers.  Capacity needs can vary significantly as a result of changes in volume from existing customers or the addition of new customers, changes in usage within existing markets served, changes in our carrier customers and/or the number of calls they route to us or alternative strategies to attract additional calls.  We continue to pursue additional significant business, and our call center system and network are readily scalable to accommodate such opportunities.

Our systems, covering all of our call centers, are monitored and supported on a 24-hour per day basis from our network operations center located at our corporate headquarters.  Our systems are redundant in order to avoid downtime from natural disasters or other adverse events.  These arrangements allow us to meet or exceed strict service level standards.

While pricing has been the most important factor in a customer’s decision to use our services, we believe quality and reliability are also important considerations for the customers.  To ensure high quality and consistency, we emphasize training, monitoring and customer support.  We maintain a national training force with training personnel in each call center. Our operators undergo extensive training and testing on search techniques, etiquette and local information, including landmarks, major thoroughfares and geography.  We continually monitor, test and evaluate call center performance.  Call center personnel are incentivized based on measured quality performance.  We also monitor our call centers for compliance with contract performance standards and report this information to the carriers on a regular basis.

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

Our Services and Features

We use a customized array of hardware and software, along with proprietary database search engines, to provide our Enhanced Directory Assistance.  We receive incoming calls by means of assigned telephone numbers, which, in most cases are “411,” “555-1212,” “00”.  In addition, callers can reach our services using 800 numbers such as “1-800-FREE-411” or “1-800-411-SAVE”.  Our operators answer incoming calls and identify the service using the customer’s brand name. Upon receiving information requests from callers, operators search applicable databases using our proprietary search tools.  In most cases, the operator then connects the caller to the called party or supplies the caller with the requested information.  We offer a variety of information services such as:

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

Marketing and Sales

We market to telecommunications carriers, businesses, governmental units, and other enterprises.  The marketing process involves a considerable amount of time and attention by our sales staff and senior management.  Call center managers also play a key role in maintaining and developing wholesale customer relationships.  We occasionally assist our carrier customers in the promotion of our services.  We intend to continue to participate in marketing services in conjunction with carrier programs.

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

Management’s plans include aggressively pursuing new business opportunities in both the voice and data services sectors of our business in the near term.  As part of our strategy, we have developed sector-specific sales groups to pursue such opportunities.

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

Intellectual Property

We rely on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have 44 U.S. patents issued and two foreign patents issued, including several relating to our StarBack technology, our information services platform and others associated with applications for call handling and delivery of information and other services.  We have approximately 80 applications pending for additional U.S. and foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One,” “StarBack,” “AutoBack” and numerous other applications pending for U.S. trademark registrations.

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

Government Regulation

While in the past, our principal business as a wholesale supplier of enhanced directory assistance and information services for telecommunications common carriers has not been directly regulated, the offering of those services to the public by our customers is regulated by various federal and state regulatory authorities.  The Federal Communications Commission (“FCC”) has jurisdiction over all U.S. telecommunications common carriers to the extent they provide interstate or international communications services and originate or terminate such services via telecommunications networks.

Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, and taxation of services.  We cannot predict the actions that federal, state, and local regulators may take or what impact such actions would have on our business.

Employees

As of December 31, 2006, we had approximately 700 employees, approximately 20% of whom were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time reflecting fluctuations in the volume of calls.  None of our employees are subject to a collective bargaining agreement.  We consider relations with our employees to be satisfactory.

We invest significant resources in the recruitment, training and retention of qualified operators.  Our organizational structure provides opportunities and encourages talented individuals to take on roles of increasing responsibility.  We also invest considerable resources in personnel motivation, including providing incentive plans for our operators, management and corporate staff.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You many read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that public companies (including us) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internat site, www.sec.gov.

We invite you to visit our website at www.metro1.com to access free-of-charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, which we make available as soon as reasonably practicable after we electronically file such materials with or furnish such materials to the SEC.  The information on our website should not be considered part of this filing.

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

We have a history of losses and negative cash flows on a quarterly and annual basis, and may experience additional losses from operations, which raises doubt about our ability to continue as a going concern.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  In the years ended December 31, 2006 and 2005, we incurred losses of $19.2 million and $39.8 million, respectively.  At December 31, 2006, we had working capital of approximately $13.3 million.  To achieve profitability, we will need to generate additional revenue and continue to decrease our expenditures.  We can give no assurance that we will achieve sufficient revenue or reduce expenditures to be profitable on a quarterly or annual basis in the future.  These factors, among others, raise doubt about our ability to continue as a going concern.  Even if we do ultimately achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis.

We will likely need additional capital in the future, and it may not be available on acceptable terms, or at all.

Our unrestricted cash balances at December 31, 2006 were approximately $12.0 million.  These cash balances will likely not be sufficient to fund operating and other expenses for the next twelve months or until we reach profitability.  We can give no assurance that our cost reduction initiatives will yield the results we anticipate or that we will generate sufficient cash flows from the sales of our services.  As a result, we will likely need to secure additional financing to execute our business plan.  We cannot be certain that additional financing will be available on terms favorable to us or at all.  The terms of available financing may place limits on our financial and operating flexibility.  If adequate financing is not available on acceptable terms, we may be forced to sell assets or further reduce expenditures, or both, and we may not be able to pursue all of our business objectives.  An inability to secure additional funding could force us to liquidate our business or otherwise seriously harm our business, results of operations and financial condition.

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

We have been restructuring our business to focus on providing directory assistance and information services on a wholesale basis.  Even after giving effect to this restructuring, we will likely not have sufficient cash to execute on our current business plan.

We have taken steps to restructure certain aspects of our business, including closing call centers, reducing our work force, discontinuing our Infone service, and renegotiating existing agreements with customers.  We may be forced to take additional steps to lower our costs.  However, restructuring (for example severing employees and terminating leases) takes resources and time to implement.  There can be no assurance that we will be successful in lowering our costs further or otherwise implementing the restructuring.  There can also be no assurance that following any restructuring we will have sufficient cash reserves to achieve profitability.  Furthermore, any restructuring could have a material adverse impact on our ability to execute on our business plan.

We have contracts with a limited number of carrier customers. If we fail to extend these contracts or sign new ones, or if these contracts are terminated prior to their expiration, our business could be adversely affected.

A limited number of customers account for a large percentage of our continuing revenues.  Some of our other contracts are non-exclusive, contain performance and other standards, and call volume may be transferred to alternative providers within the terms of the agreements.  If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected.  Although we seek to increase the number of our customers, opportunities to obtain customers with large call volumes are limited because a small number of companies dominate the telecommunications market.  This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

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

We are subject to competitive pressures with respect to pricing that have affected our operations and profitability and could adversely affect our ability to return to profitability.  Generally, our pricing levels have declined and, in the future, may continue to decline in response to competition in the industry.  The prices that we charge our carrier customers are subject to the terms of our contracts.  The changing telecommunications market, the relative leverage of the negotiating parties and the overall competitive landscape can significantly impact contract pricing negotiations.  In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet provide low cost forms of competitive services.  We charge our carrier customers on a per call basis, with prices varying in some cases based on call volume.  If we continue to reduce our prices without a corresponding increase in call volume, there could be an adverse impact on our ability to achieve and maintain profitability.

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

•                  Lack of market acceptance or delays or increased development costs related to the introduction of our services or features; and

•                  General economic conditions.

For these reasons, investors should not rely on period-to-period comparisons of our financial results as an indication of any future results.  Our future operating results could fall below the expectations of securities industry analysts or investors. Any such shortfall could result in a decline in the market price of our common stock.  Fluctuations in our operating results would likely increase the volatility of our common stock price.

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

Our operations depend on our access to the names, telephone numbers and other information that we supply directly to callers or we use in providing our services.  The availability, cost, quality and usefulness of such data varies widely across geographic regions.  If we are unable to obtain or update directory or information content at an economical cost, we may be unable to provide current levels of service, improve our Enhanced Directory Assistance service, or provide new services and features.  Ultimately, the satisfaction of callers and our carrier customers, and our ability to renew and extend our current customer contracts and enter into new customer contracts, depends on the quality of services we provide.  The quality of our services is directly related to the quality of our listings data and other information content.

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

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006 because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.  In July, 2006 we effected a one-for-four reverse stock split and regained compliance with the Nasdaq listing requirements.  However, if we are unable to meet continued listing requirements of the Nasdaq Capital Market, we may delisted in the future.  If our common stock were to be delisted from the Nasdaq Capital Market, trading of our common stock could be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board.  As a result, the market liquidity of our common stock could be reduced and an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

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

•                  Securities filings or other public announcements by our large shareholders;

•                  Announcements of new product initiatives or growth strategies; and

•                  General market conditions.

From January 1, 2006 through December 31, 2006, our common stock price fluctuated, on a post one-for-four reverse stock split basis, from a low of $1.32 per share to a high of $3.77 per share and has on several occasions fluctuated more than 10% during a trading day.  These trading prices may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

Oregon law and provisions of our charter could make the acquisition of our Company more difficult.

We are authorized to issue up to 10,000,000 shares of preferred stock, and our Board of Directors has the authority to fix the preferences, limitations and relative rights of those shares without any vote or action by the shareholders.  The potential issuance of preferred stock may delay or prevent a change in control of our Company, may discourage bids for the common stock at a premium over the market price and may adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  In addition, provisions under Oregon law limit the ability of parties who acquire a significant amount of voting stock to exercise control over our Company.  These provisions may have the effect of lengthening the time required for a person to acquire control through a proxy contest or the election of a majority of the Board of Directors and may deter efforts to obtain control of our Company.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES.

We lease our principal executive and administrative offices, consisting of approximately 36,000 square feet of space, in Beaverton, Oregon.  The lease term extends through mid-2009.  We also lease call centers and other operational facilities, which as of December 31, 2006, ranged in size from 5,000 to 30,000 square feet.  At December 31, 2006, we had 10 leases for call centers and other remote facilities, with remaining terms of up to three years.  We have adjusted and may adjust further, call centers and capacities in order to address changes in volume demands caused by the signing of new customer contracts, expiration of carrier contracts, and the development of our other business initiatives.

ITEM 3.                  LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings other than routine litigation that is incidental to the business.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information For Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “INFO.”  In July 2006, we effected a one-for-four reverse stock split.  The high and low closing sales prices, on a post-split adjusted basis, as reported on the Nasdaq Capital Market for each quarterly period within the two most recent fiscal years were as follows:

2006	High	Low
Quarter ended December 31, 2006	$2.74	$2.03
Quarter ended September 30, 2006	$2.83	$1.85
Quarter ended June 30, 2006	$2.68	$1.96
Quarter ended March 31, 2006	$3.77	$1.32

2005	High	Low
Quarter ended December 31, 2005	$2.96	$1.44
Quarter ended September 30, 2005	$3.68	$2.68
Quarter ended June 30, 2005	$5.48	$3.20
Quarter ended March 31, 2005	$6.12	$4.96

The approximate number of shareholders of record as of March 20, 2007 was 143.  On March 20, 2007, the closing price of our common stock, as reported on the Nasdaq Capital Market, was $2.09 per share.

Dividend Policy

We have never declared or paid cash dividends on our common stock.  We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

Stock Performance Graph

Representation Of Data Points Used In The Performance Graph

	Metro One	Sic Code	Russell 2000
12/31/01	100.00	100.00	100.00
12/31/02	21.32	40.86	78.42
12/31/03	8.43	93.12	114.00
12/31/04	5.26	145.16	133.94
12/31/05	1.19	120.77	138.40
12/31/06	2.13	151.55	162.02

ITEM 6.                  SELECTED FINANCIAL DATA.

The selected financial data presented below should be read in conjunction with the Financial Statements and related Notes that appear elsewhere in this annual report and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Operations data:
Revenues	$30,339	$77,810	$140,369	$201,636	$257,951
Direct operating expenses	19,074	59,243	84,331	117,126	144,164
Selling, general and administrative expenses	24,408	51,969	94,208	128,271	72,461
Impairment loss	—	—	32,193	4,715	—
Restructuring charges	6,610	6,814	—	—	—
(Loss) income from operations	(19,753)	(40,216)	(70,363)	(48,476)	41,326
Net (loss) income	(19,221)	(39,759)	(63,166)	(33,309)	26,129

Basic (loss) income per share	$(3.08)	$(6.36)	$(10.16)	$(5.40)	$4.24
Diluted (loss) income per share	(3.08)	(6.36)	(10.16)	(5.40)	4.16

Balance sheet data:
Cash and cash equivalents	$11,965	$17,769	$24,093	$44,381	$76,528
Short-term investments	—	—	25,375	—	—
Working capital	13,280	26,646	61,507	78,280	103,705
Total assets	27,612	52,017	95,830	164,884	198,689
Long-term liabilities	470	626	1,158	3,523	9,310
Shareholders’ equity	20,576	39,667	79,437	142,338	175,389

In July 2006, we effected a one-for-four reverse split of our common stock.  All per share data presented in the table above have been restated for the reverse stock split.

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

Overview

We are a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means.  We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users.  Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services.  Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services.  Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One.  All of our services are provided by operators located only in the United States, or electronically.  Many of our features or aspects thereof are the subject of patents or pending patent applications.  Revenues are derived principally through fees charged to telecommunications carriers and other customers.

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

Under a typical wholesale contract, a carrier agrees to route some or all of their directory assistance calls to us.  We offer our services to multiple carriers within the same market.  When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name.

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $1.25 to $1.79 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers.

We charge our carrier customers on a per call basis.  Prices for services provided to other types of customers, including businesses, governmental units or customers who receive our services in electronic form, may vary based on the nature of the service, volume and other circumstances.

As discussed further under “Significant Events” below, as a result of the termination of contracts with significant customers, the Company has experienced significant financial losses and reduction of cash flows over the last several years.  It is likely that additional losses will be incurred during parts or all of 2007.  Such customer losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and these events and issues raise doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses.  Over the past two years we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead.  In addition, our management and board of directors are investigating and pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that our plans will be successful.  Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  In order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  There can be no assurance that our efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

Significant Events

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 37% of our revenues in 2006.  Nextel accounted for approximately 76% and 56% of our revenues in 2005 and 2004, respectively.

Our contract with AT&T Wireless expired in December 2003.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004. AT&T Wireless accounted for approximately 28% of our revenues in 2004.

Terminations of the contracts noted above have had, and will continue to have, a significant adverse impact on our results of operations and cash flows.

Restructuring and exit  activities.

In 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel as discussed above.  During 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees.  As a result of the closure and other restructuring activities, we paid or accrued approximately $2.8 million of termination and retention benefits.  We also recorded approximately $1.7 million of expenses related to termination of lease obligations of closed facilities during 2006.  In addition, we recorded approximately $2.2 million of other costs, primarily legal and advisory services and dismantling costs in 2006.  Included in these costs were losses incurred on disposal, in the second quarter, of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.  At December 31, 2006, we had approximately $712,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees. Approximately $520,000 of termination benefits was paid subsequent to December 31, 2006 with the remainder of the accrued restructuring costs expected to be paid out primarily during the second quarter of 2007.

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.

During 2005, we incurred approximately $6.8 million of restructuring costs.  That amount consisted of approximately $1.9 million of severance and other employee-related termination benefits, approximately $1.7 million of lease termination costs and approximately $3.2 million of other costs of restructuring.  These other costs included approximately $1.5 million of net non-cash intangible and other asset write-offs related to our discontinued Infone service, approximately $800,000 paid for strategic advisory services, approximately $750,000 of costs associated with closing call centers, and approximately $270,000 of other costs.

Significant new contract.

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

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock.  The first warrant was for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share.  The warrant was exercisable under the condition that Jingle meet certain revenue and payment thresholds through February 28, 2007.  The revenue targets were not met, thus, the first warrant terminated on February 28, 2007.

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

Other

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”).  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received a refund from SBC in the amount of approximately $2.9 million that is included in “Other income, net” in our December 31, 2004 statement of operations.

Infone

Competition in the telecommunications industry, and in the directory assistance market in which we participate, is and has been intense.  With slowing subscriber growth and declining revenue per user, carriers are looking to lower their costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation to reduce costs.  In response to these and other issues, in May 2003, we launched Infone, a service that provided enhanced directory and personal assistant services directly to consumers.

The initial launch of Infone was accompanied by a significant nationwide marketing and promotion campaign designed to build brand awareness and encourage customers to sign up for Infone.  Because of our inability to attract a significant number of subscribers to this service, it was discontinued in December 2005.  We spent approximately $2.8 million and $17.5 million, in 2005 and 2004, respectively, on such marketing and promotion campaigns.  Revenues from our Infone service were not significant in relation to total revenues in 2005 or 2004.

Results of Operations

The following table shows selected items of our consolidated statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Direct operating expenses	62.9	76.1	60.1
Selling, general and administrative expenses	68.1	58.9	51.6
Depreciation and amortization	12.3	7.9	15.5
Impairment loss	—	—	22.9
Restructuring charges	21.8	8.8	—
Loss from operations	(65.1)	(51.7)	(50.1)
Other income, net	1.9	1.3	2.7
Loss before income taxes	(63.2)	(50.4)	(47.4)
Income tax expense (benefit)	0.2	0.7	(2.4)
Net loss	(63.4)%	(51.1)%	(45.0)%

2006 Compared to 2005

Revenues. Revenues decreased 61.0% to $30.3 million from $77.8 million.  Call volume decreased to approximately 85 million calls from approximately 231 million calls.  These decreases resulted primarily from lower call volumes due to the termination of our services to Nextel Communications in March 2006.  In addition, our overall average revenue per call was approximately $0.27 in 2006 compared to approximately $0.33 in 2005 primarily due to lower prices on renewals of existing contracts due to competitive pressures.

Direct operating expenses. Direct operating expenses, consisting of the costs of salaries, wages, benefits and taxes of call center personnel, listings data and content acquisition costs, decreased 67.8% to $19.1 million from $59.2 million.  This decrease was primarily due to lower personnel and data cost associated with servicing lower call volumes.  As a percentage of revenues, direct operating expenses decreased to 62.9% from 76.1%, due primarily to increased operational efficiencies in the call centers as a result of our cost control initiatives.

Selling, general and administrative expenses. Selling, general and administrative expenses (excluding depreciation and amortization) decreased 54.9% to $20.7 million from $45.9 million resulting primarily from cost-cutting efforts in response to the termination of our contract with Nextel, including the closing of 13 call centers.  As a percentage of revenues, selling, general and administrative expenses increased to 68.1% in 2006 compared to 58.9% in 2005 primarily due to lower revenues.

Depreciation and amortization. Depreciation and amortization expense was $3.7 million in 2006 compared to $6.1 million in 2005.  The decrease in depreciation and amortization was due primarily to overall reduction in acquisition of fixed assets in 2006 and the last several years as operations have been reduced.

Restructuring charges. Restructuring charges in 2006 consisted primarily of one-time termination benefits paid to employees of $2.77 million, lease termination costs of $1.67 million and $2.17 million of other costs.  Other costs consisted primarily of legal and advisory costs, costs to dismantle closed call centers, and costs to implement our ongoing cost reduction plans.  These restructuring charges related primarily to the 13 call centers we closed in 2006 and other cost cutting efforts at our corporate headquarters.  Restructuring charges of approximately $712,000, primarily related to one-time termination benefits and continuing lease obligations on closed facilities, have been accrued but not paid at December 31, 2006.

Other income, net. Other income in 2006 was approximately $583,000 consisting primarily of interest earned on cash and cash equivalents partially offset by a charge of approximately $218,000 for penalties and interest on certain disputed federal and state income tax assessments and other miscellaneous non-operating expenses.

Income taxes. Income tax expense in 2006 was $51,000 primarily related to state income taxes.  Income tax expense in 2005 was $538,000, reflecting a provision for federal income tax expense related to a proposed adjustment by the Internal Revenue Service (“IRS”) relating to a prior year tax return under audit.  Our effective tax rates for 2006 and 2005 were approximately 0.3% and 1.4%, respectively.  The rates for both years differ from the statutory rates primarily due to the increase in valuation allowance, as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

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

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 44.8% to $52.0 million from $94.2 million resulting primarily from decreased advertising expense related to the discontinued Infone service of approximately $14.8 million and cost-cutting efforts, including the closing of 12 call centers.  As a percentage of revenues, selling, general and administrative expenses remained relatively flat at 66.8% in 2005 compared to 67.1% in 2004.

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

Income taxes. Income tax expense in 2005 was $538,000, reflecting a provision for federal income tax expense related to a proposed adjustment by the IRS relating to a prior year tax return under audit.  Income tax benefit in 2004 was $3.4 million. This benefit resulted primarily from our ability to carry losses back to offset income in prior years and to receive refunds of income taxes paid in those years.  Our effective tax rate for 2005 was approximately 1.4%.  Our effective tax rate for 2004 was a tax benefit of approximately 5.1%.  The rates for both years differ from the statutory rates primarily due to the increase in valuation allowance in both years, as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and restricted cash are recorded at cost which approximates their fair market value.  As of December 31, 2006, we had approximately $16.7 million in cash and cash equivalents, short-term investments and restricted cash (including $4.7 million of restricted cash) compared to approximately $24.6 million (including $6.9 million of restricted cash) at December 31, 2005.  The net decrease of $7.9 million resulted primarily from net operating losses.  We have no outstanding debt.

Working capital was $13.3 million at December 31, 2006, compared to $26.6 million at December 31, 2005.  This change was primarily due to net operating losses incurred in 2006.

Cash flow from operations. Net cash used in operations in 2006 was $8.6 million compared to net cash used of $28.3 million in 2005; accordingly, we used approximately $19.7 million less cash in operations in 2006 as compared to 2005.  The decrease in cash used was primarily as follows: we paid $46.3 million less to or on behalf of employees and we paid $18.0 million less to suppliers of goods and services, including advertising services, in 2006 versus 2005.  Offsetting these decreases in cash payments were decreases in cash received from customers of $43.3 million and in cash refunds of federal income taxes of $3.0 million

Cash flow from investing activities. Cash provided by investing activities was $2.8 million in 2006, primarily resulting from release of cash used to secure a letter of credit and cash proceeds from the sale of excess equipment and other assets, partially offset by cash used for capital purchases.  Cash provided by investing activities was $22.0 million in 2005, primarily resulting from conversion of short term investments to cash for use in operations, partially offset by cash used to secure a letter of credit and cash used for capital purchases.  In 2006 and 2005, capital expenditures were primarily for equipment to upgrade existing call centers and corporate networks and infrastructure.

Cash flow from financing activities. Cash used in financing activities was not significant in 2006 or 2005.

Future capital needs and resources. The primary uses of our capital in the near future are expected to be primarily for working capital.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at December 31, 2006 was approximately $16.7 million, our operations and future activities, including additional restructuring efforts, will reduce available cash.

Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses.  Over the past two years, we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead; however, in order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  In addition, our management and board of directors are investigating and pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that management’s efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

Contractual obligations and commitments. Our contractual obligations are presented in the table below. Other than operating leases, we have no significant off-balance sheet arrangements or obligations.

	Payments due by period (in thousands)
		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years

Operating lease obligations	$4,528	$2,011	$2,517	—	—
Total	$4,528	$2,011	$2,517	—	—

We generally lease our facilities through non-cancelable operating leases extending for up to ten years.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2006, we had one letter of credit outstanding in the amount of $4,741,000 related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2007 and is typically renewed on an annual basis.

In accordance with accounting principles generally accepted in the United States of America, these contractual obligations and commitments are not reflected in our balance sheets.

Effect of Inflation

Inflation did not materially affect our business during the last several years.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the financial statements), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangible assets, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable. Our wholesale customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  In addition, our data services business is generating receivables from customers that may not be as financially stable as our large carrier customers which to date has not but may in the future expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets and intangibles. We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of certain of the circumstances noted above, we evaluated our fixed assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of December 31, 2004.  We determined that the value of our fixed assets was impaired, thus, in the fourth quarter of 2004, we recorded a $32.2 million write-down of those assets to their estimated fair market value.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 and 2005 for impairment in accordance with SFAS No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2006 and 2005.

Self-insurance reserves. In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At December 31, 2006, we have reserved approximately $1.9 million and $284,000 related to these self-insured workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At December 31, 2006 and 2005, a valuation allowance reduced net deferred tax assets to zero.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at December 31, 2006 and were redeemable on a daily or monthly basis.  Therefore, the fair market value of these investments is not materially affected by changes in market interest rates.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages 29 through 43.

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

ITEM 9B.               OTHER INFORMATION.

None

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Compliance with Section 16(a) of the Exchange Act. The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

ITEM 11.               EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the caption “Security Ownership of Certain Beneficial Owners and Management and Other Stockholder Matters,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans

For information concerning securities authorized for issuance under our equity compensation plans see Note 6 of the Notes to Consolidated Financial Statements included in this Form 10-K under Item 8.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the caption “Management - Employment Related Matters,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the Proxy Statement for our 2007 Annual Meeting under the caption “Principal Auditor Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements

Pg. 27	Report of BDO Seidman LLP, independent registered public accounting firm

Pg. 28	Report of Deloitte & Touche LLP, independent registered public accounting firm

Pg. 29	Consolidated Statements of Operations for each of the years ended December 31, 2006, 2005, and 2004

Pg. 30	Consolidated Balance Sheets at December 31, 2006 and 2005

Pg. 31	Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2006, 2005, and 2004

Pg. 32	Consolidated Statements of Cash Flows for each of the years ended December 31, 2006, 2005, and 2004

Pg. 33	Notes to Consolidated Financial Statements

(a)(3)	Exhibits

3.1	Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (“the Company”) (1)

3.2	Amendment to Third Restated Articles of Incorporation of the Company (1)

3.3	Amended and Restated Bylaws of the Company (1)

3.4	Amendment to Third Restated Articles of Incorporation of the Company (2)

4.1	Common Stock Warrant issued to Jingle Networks, Inc. (3)

4.2	Common Stock Warrant issued to Jingle Networks, Inc. (3)

10.1	Lease Agreement between Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (4)

10.2	2004 Stock Incentive Plan (5)*

10.3	2006 Stock Incentive Plan (6)*

10.4	Form of Stock Option Agreements and Exercise Notice under 2004 Stock Incentive Plan (7)*

10.5	Form of Restricted Stock Purchase Agreement under 2004 Stock Incentive Plan (7)*

10.6	1999 Employee Stock Purchase Plan, as amended (6)*

10.7	1994 Stock Incentive Plan, as amended (8)*

10.8	Separation and Consulting Agreement between Timothy A. Timmins and the Company, date October 4, 2005 (9)*

10.9	Consulting Agreement between James M. Usdan and the Company, dated October 4, 2005 (10)*

10.10	Amendment letter to Consulting Agreement between James M. Usdan and the Company, dated June 1, 2006 (11)*

10.11	Metro One Telecommunications, Inc. Retention Plan and form of Retention Agreement thereunder (12)*

10.12	Form of Indemnity Agreement between the Company and its directors and officers (13)

10.13	Master Services Agreement for Directory Assistance Services, by and between the Company and Nextel Operations, Inc., dated as of January 1, 2005 (14)

10.14	Settlement Agreement and Disentanglement Transition Plan, by and between the Company and Nextel Operations, Inc. dated as of February 10, 2006 (15)

10.15	Telecom Information Services Agreement, by and between the Company and Jingle Networks, Inc., dated as of August 2, 2006 (16)

10.16	Registration Rights Agreement, by and between the Company and Jingle Networks, Inc., dated as of August 2, 2006 (3)

23.1	Consent of BDO Seidman LLP, independent registered public accounting firm

23.2	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Management contract or compensatory plan

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 15, 2004.

(2)	Incorporated herein by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14-A dated May 1, 2006.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(5)	Incorporated herein by reference from Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated May 1, 2006.

(6)	Incorporated herein by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated April 26, 2004.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(8)	Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002 and to the Company’s Form S-8 dated September 10, 2002.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 6, 2005.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 29, 2005.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 28, 2005.

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 8, 2005.

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Confidential treatment requested as to certain portions of this exhibit.

(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

By:	/s/ Gary E. Henry
Gary E. Henry
President and Chief Executive Officer

Date:       April 2, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary E. Henry and William D. Rutherford, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ Gary E. Henry	President, Chief Executive Officer and Director	April 2, 2007
Gary E. Henry	(Principal Executive Officer)

/s/ Duane C. Fromhart	Senior Vice President, Chief Financial Officer	April 2, 2007
Duane C. Fromhart	(Principal Financial and Accounting Officer)

/s/ William D. Rutherford	Chairman of the Board of Directors	April 2, 2007
William D. Rutherford

/s/ Elchanan (Nani) Maoz	Director	April 2, 2007
Elchanan (Nani) Maoz

/s/ Mary H. Oldshue	Director	April 2, 2007
Mary H. Oldshue

/s/ Murray L. Swanson	Director	April 2, 2007
Murray L. Swanson

/s/ James M. Usdan	Director	April 2, 2007
James M. Usdan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheet of Metro One Telecommunications, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its control over financial reporting.  Our audit included consideration of control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share Based Payment.

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

BDO SEIDMAN, LLP

Seattle, Washington

April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Portland, Oregon

We have audited the accompanying consolidated balance sheet of Metro One Telecommunications, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP

Portland, Oregon

April 17, 2006 (April 2, 2007 as to the effects of the reverse stock split desrcibed in Note 1.)

Metro One Telecommunications, Inc.

Consolidated Statements of Operations  (In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004

Revenues	$30,339	$77,810	$140,369

Costs and expenses:
Direct operating	19,074	59,243	84,331
Selling, general and administrative	20,664	45,856	72,470
Depreciation and amortization	3,744	6,113	21,738
Impairment loss	—	—	32,193
Restructuring charges	6,610	6,814	—
	50,092	118,026	210,732

Loss from operations	(19,753)	(40,216)	(70,363)

Other income, net	583	995	3,808

Loss before income taxes	(19,170)	(39,221)	(66,555)
Income tax expense (benefit)	51	538	(3,389)
Net loss	$(19,221)	$(39,759)	$(63,166)

Net loss per common share:
Basic and diluted	$(3.08)	$(6.36)	$(10.16)

Weighted average shares outstanding:
Basic and diluted	6,232	6,251	6,217

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Balance Sheets  (In thousands)

	December 31,
	2006	2005

Assets

Current assets:
Cash and cash equivalents	$11,965	$17,769
Restricted cash	4,741	6,860
Accounts receivable	2,179	11,982
Prepaid costs and other current assets	961	1,759

Total current assets	19,846	38,370

Furniture, fixtures and equipment, net	3,014	7,963
Intangible assets	4,666	5,382
Other assets	86	302

Total assets	$27,612	$52,017

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$983	$534
Accrued liabilities	1,685	2,637
Accrued payroll and related costs	3,898	8,553

Total current liabilities	6,566	11,724

Long-term liabilities	470	626

Total liabilities	7,036	12,350

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 6,233 and 6,237 shares issued and outstanding at December 31, 2006 and 2005, respectively	120,067	119,937
Deficit	(99,491)	(80,270)

Shareholders’ equity	20,576	39,667

Total liabilities and shareholders’ equity	$27,612	$52,017

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Shareholders’ Equity  (In thousands)

	Shareholders’ Equity
	Common Stock		Retained	Shareholders’
	Shares	Amount	(Deficit) Earnings	Equity

Balances at January 1, 2004	6,194	$119,683	$22,655	$142,338

Employee stock purchase plan	46	258	—	258
Employee restricted stock grant	6	7	—	7
Net loss	—	—	(63,166)	(63,166)

Balances at December 31, 2004	6,246	119,948	(40,511)	79,437

Employee stock purchase plan	29	103	—	103
Share repurchases	(38)	(121)	—	(121)
Employee restricted stock grant	—	7	—	7
Net loss	—	—	(39,759)	(39,759)

Balances at December 31, 2005	6,237	119,937	(80,270)	39,667

Stock compensation expense	—	130	—	130
Cancellation of restricted stock grant	(4)	—	—	—
Net loss	—	—	(19,221)	(19,221)

Balances at December 31, 2006	6,233	$120,067	$(99,491)	$20,576

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Cash Flows  (In thousands)

	Years ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(19,221)	$(39,759)	$(63,166)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,744	6,113	21,738
Loss on disposal of fixed assets	1,101	370	230
Impairment loss and non-cash restructuring charges	129	1,797	32,193
Deferred rent	(156)	(532)	489
Stock compensation expense	130	7	7
Changes in certain assets and liabilities:
Accounts receivable	9,803	5,542	14,554
Prepaid costs and other assets	1,014	1,632	6,656
Accounts payable and other liabilities	(5,158)	(3,511)	(3,788)

Net cash (used in) provided by operating activities	(8,614)	(28,341)	8,913
Cash flows from investing activities:
Purchase of short-term securities	—	(36,805)	(32,050)
Sales of short-term securities	—	62,180	6,675
Decrease (increase) in cash restricted to secure letter of credit	2,119	(1,960)	—
Capital expenditures	(120)	(1,718)	(4,084)
Proceeds from sale of fixed assets	811	338	—

Net cash provided by (used in) investing activities	2,810	22,035	(29,459)
Cash flows from financing activities:
Share repurchases	—	(121)	—
Proceeds from exercise of stock options and employee stock purchases	—	103	258

Net cash (used in) provided by financing activities	—	(18)	258

Net decrease in cash and cash equivalents	(5,804)	(6,324)	(20,288)

Cash and cash equivalents, beginning of year	17,769	24,093	44,381

Cash and cash equivalents, end of year	$11,965	$17,769	$24,093

Supplemental disclosure of cash flow information:
Cash (paid) refunded for income taxes, net	$(112)	$2,972	$10,002

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

1.             Summary of Operations and Significant Accounting Policies

Nature of Operations. We are a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means.  We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users.  Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services.  Other non-directory assistance services and content include access to personal contacts and calendars, reservation services, movie listings and a variety of other unique services.  Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One. All of our services are currently provided by operators located only in the United States.  Many of our features or aspects thereof are the subject of patents or pending patent applications.  Revenues are derived principally through fees charged to telecommunications carriers and other customers.

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

Major Customers. In each of the years ended December 31, 2006, 2005 and 2004, a small number of customers accounted for substantially all revenue and accounts receivable reported.  In 2006, three customers accounted for approximately 37%, 25%, and 14% of our revenues.  One of those customers, as discussed below, was Nextel Communications, Inc. which terminated its contract with us during 2006.  Nextel accounted for approximately 37% of revenues in 2006.  In 2005, Nextel accounted for approximately 76% of our revenues.  In 2004, Nextel and AT&T Wireless accounted for approximately 56% and 28% of revenues, respectively.  Three customers accounted for approximately 71% of total receivables at December 31, 2006.  In 2006 and historically, we have not incurred significant losses related to our accounts receivable.

Significant Events

Termination of contracts and going concern.

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 37% of our revenues in 2006.  Nextel accounted for approximately 76% and 56% of our revenues in 2005 and 2004, respectively.

Our contract with AT&T Wireless expired in December 2003.  The call volume from AT&T Wireless transitioned away during the second and third quarters of 2004. AT&T Wireless accounted for approximately 28% of our revenues in 2004.

As a result of termination of the contracts noted above the Company has experienced significant financial losses and reduction of cash flows over the last several years.  It is likely that additional losses will be incurred during parts or all of 2007.  Such customer losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and these events and issues raise doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses. Over the past two years we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead.  In addition, our management and board of directors are investigating and pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that our plans will be successful.  Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  In order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  There can be no assurance that our efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

Significant new contract.

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

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock.  The first warrant was for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share.  The warrant was exercisable under the condition that Jingle meet certain revenue and payment thresholds through February 28, 2007.  The revenue targets were not met, thus, the first warrant terminated on February 28, 2007.

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

Other.

In a 2004 decision, the California Public Utilities Commission (“PUC”) implemented competitive wholesale pricing for directory assistance data for third party vendors purchasing the data from SBC Communications (“SBC”).  The decision determined that SBC continues to enjoy a dominant position as the former monopoly provider of local exchange service in its territory in California and could not use its market power to extract excessive directory assistance data prices that would discriminate against competitors.  The decision required that SBC refund the improper charges with interest.  As a result, in the third quarter of 2004, we received a refund from SBC in the amount of approximately $2.9 million that is included in “Other income, net” in our December 31, 2004 statement of operations.

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

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in a bank certificate of deposit.

Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Depreciation expense was $3.2 million, $5.4 million, and $21.1 in the years ended December 31, 2006, 2005, and 2004, respectively.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets. Intangible assets include patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted.  The related amortization expense was $587,000, $681,000, and $592,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  During 2005 we wrote off $1,629,000 and $148,000 of intangibles and related accumulated amortization, respectively, primarily related to our discontinued Infone service.

The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2006 is shown below.  We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted, totaling $3.2 million at December 31, 2006.

Year Ending	Estimated
December 31,	amortization expense
(In thousands)
2007	$589
2008	407
2009	213
2010	158
2011	125

Impairment of Long-lived and Intangible Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of furniture, fixtures, equipment and intangible assets with finite lives for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  If an asset or group of assets is determined to be impaired, the impairment loss is measured as the amount by which the carrying value of the asset or group of assets exceeds its fair value.  We prepare an estimate of future discounted cash flows expected to result from the use of the asset and its eventual disposition to determine its fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, in the fourth quarter of 2004, we tested the recoverability of the carrying value of our fixed assets and determined that the value was impaired.  As a result, we recorded a $32.2 million write-down of those assets to their estimated fair value based on estimated prices for similar assets.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 and 2005 for impairment in accordance with SFAS No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2006 and 2005.

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

Revenue Recognition. Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue is recognized as services are provided.  Revenue in 2006 also includes $5.75 million received from Nextel as part of the settlement arrangement discussed above under “Significant Events.”

Advertising. Costs of advertising are expensed as incurred.  Advertising expense was not significant in 2006.  Advertising expense was approximately $2.8 million and $17.5 million in 2005 and 2004, respectively.  Prior to 2006, advertising expense was primarily related to marketing and promotion of our Infone service, which was discontinued in the fourth quarter of 2005.  Advertising expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Net Loss Per Share. We report basic and diluted net loss per share in accordance with SFAS No. 128, “Earnings per Share.”  Basic net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net loss per share is calculated based on these same shares plus potential shares issuable upon assumed exercise of outstanding stock options, based on the treasury stock method, unless inclusion of such potential shares would be anti-dilutive.

Reverse stock split. On July 6, 2006, we effected a one-for-four reverse split of our common stock.  All share and per share data presented in the accompanying financial statements and notes thereto have been restated for the reverse stock split.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” under which compensation expense is recognized in the statement of operations for the fair value of employee stock-based compensation.  We elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R.  The modified-prospective transition method requires that stock-based compensation expense recognized in the statement of operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of

SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method.  Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

As a result of adopting SFAS 123R, net loss for 2006 was $130,000 greater than if we had continued to account for stock-based compensation under APB Opinion No. 25 as we did in 2005.  The effect of recording stock-based compensation on basic and diluted earnings per share for 2006 was a per share increase in our net loss of $0.02.  Costs related to stock-based compensation are recorded in selling, general, and administrative expenses in the statement of operations.

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

The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation:

	2005	2004
	(in thousands, except per share amounts)

Net loss, as reported	$(39,759)	$(63,166)
Stock-based compensation expense	(2,134)	(3,451)
Net loss, pro forma	$(41,893)	$(66,617)

Basic and diluted net loss per share, as reported	$(6.36)	$(10.16)
Basic and diluted net loss per share, pro forma	$(6.72)	$(10.72)

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

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2006	2005	2004

Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.8%	4.3%	3.0%
Expected volatility	96.9%	60.3%	75.2%

Expected life in years	4.0	4.0	4.0
Weighted-average fair value of options granted	$2.33	$2.36	$4.84

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

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2006, we had one letter of credit outstanding in the amount of $4,741,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2007 and is typically renewed on an annual basis.

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

2.             Restructuring Charges and Exit Activities

In 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel as discussed above.  During 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees.  As a result of the closure and other restructuring activities, we paid or accrued approximately $2.8 million of termination and retention benefits.  We also recorded approximately $1.7 million of expenses related to termination of lease obligations of closed facilities during 2006.  In addition, we recorded approximately $2.2 million of other costs, primarily legal and advisory services and dismantling costs in 2006.  Included in these costs were losses incurred on disposal, in the second quarter, of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.  At December 31, 2006, we had approximately $712,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees.  Approximately $520,000 of termination benefits was paid subsequent to December 31, 2006 with the remainder of the accrued restructuring costs expected to be paid out primarily during the second quarter of 2007.

Primarily during the second and third quarters of 2005, as part of our ongoing efforts to cut costs and align expenses with reduced revenues, we closed and consolidated the operations of 12 of our call centers.  Most significant costs associated with closing those call centers were accrued and paid in 2005.

During 2005, we incurred approximately $6.8 million of restructuring costs.  That amount consisted of approximately $1.9 million of severance and other employee-related termination benefits, approximately $1.7 million of lease termination costs and approximately $3.2 million of other costs of restructuring.  These other costs included approximately $1.5 million of net non-cash intangible and other asset write-offs related to our discontinued Infone service, approximately $800,000 paid for strategic advisory services, approximately $750,000 of costs associated with closing call centers, and approximately $270,000 of other costs.  At December 31, 2005, we had approximately $498,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities.

Costs incurred in restructuring activities during the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Major cost type

One-time termination benefits	$2,766	$1,908
Lease termination costs	1,670	1,706
Other	2,174	3,200
	$6,610	$6,814

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time termination benefits	Lease termination costs	Other	Total
Balance at January 1, 2005	$—	$—	$—	$—
Provisions	1,908	2,081	3,200	7,189
Payments	(1,908)	(1,351)	(1,778)	(5,037)
Adjustments and non-cash items	—	(375)	(1,279)	(1,654)
Balance at December 31, 2005	—	355	143	498
Provisions	2,766	1,670	2,174	6,610
Payments	(2,246)	(1,814)	(1,136)	(5,196)
Adjustments and non-cash items	—	(19)	(1,181)	(1,200)
Balance at December 31, 2006	$520	$192	$—	$712

We may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.             Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Equipment	$8,764	$11,596
Furniture and fixtures	778	1,780
Leasehold improvements and other	19	19

	9,561	13,395
Accumulated depreciation	(6,547)	(5,432)

Total furniture, fixtures and equipment, net	$3,014	$7,963

4.             Intangible assets

Below is a summary of other intangible assets at December 31:

	2006		2005
	Gross carrying	Accumulated	Gross carrying	Accumulated
	amount	amortization	amount	amortization
	(in thousands)
Amortized intangibles
Patents	$6,851	$2,391	$6,851	$1,871
Trademarks	720	514	850	448

Totals	$7,571	$2,905	$7,701	$2,319

During 2006, we wrote off $130,000 and $1,000 of intangibles and related accumulated amortization, respectively.  These write-offs related to abandoned trademark efforts.  During 2005 we wrote off $1,629,000 and $148,000 of intangibles and related accumulated amortization, respectively, primarily related to our discontinued Infone service.  These write-offs have been classified as restructuring charges in our consolidated financial statements.

5.             Lease Obligations

We lease operating facilities and equipment under operating leases with remaining terms of one to six years.  Rental expenses related to operating leases were approximately $2,458,000, $7,858,000, and $9,888,000 in 2006, 2005, and 2004, respectively.

Minimum annual rent payments for the five years subsequent to 2006 and in the aggregate thereafter are as follows:

Year Ending
December 31,	Annual lease payments
(In thousands)
2007	$2,011
2008	1,642
2009	875
2010	—
2011	—
Thereafter	—
Total minimum lease payments	$4,528

6.             Shareholders’ Equity

Preferred Stock. We have authorized 10,000,000 shares of preferred stock for issuance.  Our board of directors has the authority to issue one or more series of preferred shares and the authority to fix and determine the rights and preferences of such shares.  No preferred shares were issued or outstanding as of December 31, 2006 and 2005.

Common Stock Options. In 2006, our shareholders approved the 2006 Stock Incentive Plan (the “Plan”), which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2006, approximately 401,000 shares of common stock remained reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

The option price per share of an incentive stock option may not be less than the fair market value of a share of common stock as of the date of the option grant.  The option price per share of a non-qualified stock option may be at a price established by the board of directors or a committee thereof charged with administering the plan, which price generally equals the fair market value of a share of common stock as of the option grant.  Options become exercisable at the times and subject to the conditions prescribed by the board of directors.  Generally, options vest over a period of four years and the term may not exceed ten years.  Payment for shares purchased pursuant to options may be made, at the option of the board of directors, in cash or by delivery of shares of common stock having a market value equal to the exercise price of the options.

A summary of the status of our option plan as of December 31, and changes during the years ending on those dates follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price
	(In thousands, except per share amounts)
Outstanding at beginning of year	718	$35.92	757	$42.88	723	$48.72
Granted	35	2.33	205	4.84	104	9.88
Exercised	—	—	—	—	—	—
Forfeited	(209)	39.93	(244)	31.32	(70)	54.00

Outstanding at end of year	544	$32.21	718	$35.92	757	$42.88

Options exercisable at year-end	507	34.17	612	41.40	634	45.60

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2006:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of	of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life (yrs)	Price	Options	Price
	(In thousands, except per share amounts)
$1.72 — 5.72	174	8.64	$4.03	136	$3.56
5.92 — 20.04	115	6.81	14.49	115	14.49
22.68 — 33.68	117	2.04	27.80	118	27.80
41.84 — 92.00	99	3.92	77.32	99	77.32
102.00 — 152.00	39	5.01	108.92	39	108.92
$1.72 — 152.00	544	5.71	$32.21	507	$34.17

The aggregate intrinsic value of outstanding options in each of the ranges noted in the above table is zero.

The total compensation cost not yet recognized related to unvested option awards and the weighted average period over which such cost is expected to be recognized is $86,000 and 2.25 years, respectively.

We have a compensatory Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests.  The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  In 2003, our shareholders approved an amendment to the ESPP which increased the number of shares of common stock initially authorized for purchase under the ESPP by 62,500 shares, from 56,250 to 118,750 shares of common stock.  In addition, the amendment provided that the number of authorized shares automatically increases on January 1 of each year until and including January 1, 2013 by 1% of the number of shares of common stock outstanding on that date; provided, however, that the total number of shares of common stock available for issuance under the ESPP shall not exceed 3% of the number of shares of common stock outstanding on that date.  As of December 31, 2006, 157,000 shares of common stock were reserved for issuance under the ESPP.  In the fourth quarter of 2005, our Board of Directors suspended further purchases under the ESPP indefinitely; consequently, no shares were issued under the ESPP during 2006.  During 2005, under the ESPP, employees purchased approximately 29,000 shares at an average price of $3.60 per share.

In July 2005, our Board of Directors approved a share repurchase program for the repurchase of up to 62,500 shares of our common stock per month.  During the third quarter of 2005, we repurchased a total of 37,750 shares at an average purchase price of $3.20 per share.  The repurchase program was terminated in the fourth quarter of 2005.

7.             Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity.  Included in this classification for the years ended December 31, 2006, 2005 and 2004, is interest income of $767,000, $980,000, and $694,000, respectively.  Other income in 2006 was offset by a charge of approximately $218,000 for penalties and interest related to certain federal and state income tax assessments currently in dispute.  Other income in 2004 included the $2.9 million refund of data costs from SBC Communications as discussed in “Significant Events” in Note 1. above.  In addition, this classification included other miscellaneous non-operating income and expenses in 2006, 2005, and 2004, none of which were individually significant.

8.             Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	2006	2005	2004
	(In thousands)

Current:
Federal	$—	$346	$(3,508)
State	51	192	119
	51	538	(3,389)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—

Total tax expense (benefit)	$51	$538	$(3,389)

Income tax expense (benefit) differs from the amount that would result from applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	6.2	5.9	4.5
Federal and state tax credits	0.4	0.7	0.5
Change in valuation allowance	(40.5)	(42.8)	(35.8)
Other	(1.4)	(0.2)	0.9

Effective tax rate	0.3%	1.4%	5.1%

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$44,133	$31,526
Reserves not currently deductible	1,131	2,554
Start-up costs	—	1,839
Deferred rent	182	246
Impairment loss on long-lived assets	13,328	13,328
Tax credit carryforwards	4,331	4,622
Total deferred tax asset	63,105	54,115
Less: Valuation allowance	(50,911)	(43,140)

Net deferred tax asset	12,194	10,975

Deferred tax liabilities:
Accumulated depreciation and amortization	(12,194)	(10,843)
Other	—	(132)
Total deferred tax liability	(12,194)	(10,975)

Net deferred tax asset (liability)	$—	$—

At December 31, 2006, we had approximately $101,878,000 and $132,434,000 of federal and state net operating loss carryforwards, respectively.  These net operating loss carryforwards expire primarily during the years 2007 to 2026 but certain state credits may be carried forward indefinitely.  The ultimate realization of the deferred tax assets is dependent upon generation of future taxable income before the carryforwards expire.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

We have accrued charges for certain prior year federal and state income tax assessments.  These amounts consist of taxes, penalties, and interest, currently under dispute, in the amounts of $975,000 and $860,000 at December 31, 2006 and 2005, respectively.  These amounts are recorded in accrued liabilities in the accompanying balance sheets.

9.             Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.  For all periods presented in these financial statements, the calculation of weighted-average outstanding shares is the same on both a basic and diluted basis because inclusion of potential common shares would be anti-dilutive.

Options to purchase approximately 544,000, 718,000, and 757,000 shares of common stock were outstanding at December 31, 2006, 2005, and 2004, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

10.          Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees.  The plan permits certain voluntary employee contributions to be excluded from employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k).  Employees become eligible to participate in the savings plan six months following the initial date of employment.  Employees must also complete at least 500 hours of service in any twelve-month period to be eligible for participation.  Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.  Participants’ interest in our contributions to the plan vest over a four-year period.  We made contributions of approximately $63,000, $145,000 and $180,000 during 2006, 2005 and 2004, respectively.

Supplemental Information

Quarterly Financial Data (Unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)
2006
Revenues	$15,229	$5,118	$5,205	$4,786
Direct operating expense	7,765	3,764	3,789	3,755
Selling, general and administrative expense	13,358 (1)	7,122 (1)	5,604 (1)	4,935 (1)
Loss from operations	(5,894)	(5,768)	(4,188)	(3,904)
Net loss	(5,707)	(5,593)	(4,001)	(3,921)
Basic net loss per share	(0.92)	(0.90)	(0.64)	(0.63)
Diluted net loss per share	(0.92)	(0.90)	(0.64)	(0.63)

2005
Revenues	$18,379	$20,149	$19,211	$20,071
Direct operating expense	17,220	14,743	15,390	11,890
Selling, general and administrative expense	14,829	14,976 (2)	15,528 (2)	13,450 (2)
Loss from operations	(13,670)	(9,570)	(11,707)	(5,269)
Net loss	(13,344)	(9,247)	(11,895)	(5,273)
Basic net loss per share	(2.12)	(1.48)	(1.90)	(0.84)
Diluted net loss per share	(2.12)	(1.48)	(1.90)	(0.84)

(1)          Includes $5.0 million, $761,000, $453,000 and $380,000 of restructuring charges in the quarters ended March 31, June 30, September 30, and December 31, 2006, respectively.

(2)          Includes $1.3 million, $2.7 million and $2.8 million of restructuring charges in the quarters ended June 30, September 30, and December 31, 2005, respectively.