Form 10-K/A
period 2006-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2007-04-30
CIK 920990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Murray Scholls Place, Beaverton, OR  97007

(Address of principal executive offices)

Registrant’s telephone number, including area code:   503-643-9500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value

(Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2006 was $15,094,695.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 31, 2007 was 6,233,326.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Metro One Telecommunications, Inc. (the “Company” or “Metro One”) for the fiscal year ended December 31, 2006 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. Because no financial statements are contained with this Form 10-K/A, Metro One is not including the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART III

Item 10          Directors, Officers and Corporate Governance

Board of Directors

The authorized number of directors currently ranges from three to nine.  Our Board of Directors has fixed the number of directors at six.  Under our articles of incorporation, our directors are divided into three classes, Class I, Class II and Class III.  Each year, a different class of directors is automatically up for election at the annual meeting for a three-year term.  This year our Class III directors are up for election.  The following table sets forth each director’s name, age, class, the periods during which each has served as a director and the positions currently held by him or her.

Name	Age	Director Since	Class	Current Term Expires	Position With Metro One

Elchanan (Nani) Maoz	40	2006	I	2009	Director

Mary H. Oldshue	55	2006	I	2009	Director

Gary E. Henry	50	2004	II	2008	President, Chief Executive Officer, Secretary and Director
Murray L. Swanson	66	2006	II	2008	Director

William D. Rutherford	68	1995	III	2007	Chairman of the Board

James M. Usdan	57	1997	III	2007	Director

Class I Directors

Elchanan (Nani) Maoz has served as the Chairman of Everest Funds LP, an investment partnership that he founded, since 2000.  From 1998 to 2000, Mr. Maoz served as manager of the General Partner to the Galil Fund, an investment partnership.  From 1994 to 1998, Mr. Maoz held a number of different positions with Dovrat Shrem & Company Investment Management Ltd, an investment company, including chairman of Dovrat Shrem Enterprises and board member of Dovrat Shrem & Co. Provident Fund Management.  Mr. Maoz serves on the Israeli Board of the America Israel Friendship League and is a director of a private software and medical management service provider.  A former member of the Israeli Army and the elite Special Forces, Mr. Maoz holds a Bachelor of Science degree in Engineering with honors from King’s College, University of London.

Mary H. Oldshue has served as a Principal of Arras Advisory Associates, a financial and business development service provider from 1994 to 2006.  In 2005 she served briefly as a Senior Consultant with RV Kuhns & Associates, an investment consulting firm.  She also served as Vice President, Development and Finance from 1991 to 1992 and as CFO from 1987 to 1991 of Pacific Development Inc., a real estate entity formed by PacifiCorp a NYSE-listed company.  From 1980 to 1987, Ms. Oldshue served in a number of capacities, including as Treasurer, at Nerco, Inc, a NYSE-listed natural resources company.  Prior to 1980, Ms. Oldshue held management positions with QUALICO, First Interstate Bank of Oregon and Chemical Bank.  Ms. Oldshue has also served on the boards of a number of professional and civic organizations, which currently include the Board of Trustees of Marylhurst University, the Advisory Council of the Center for Ethics in Healthcare, Oregon Health & Science University and the board of the Associated of Alumnae/i of Vassar College (AAVC).  Ms. Oldshue holds a Bachelor of Arts degree from Vassar College.

Class II Directors

Gary E. Henry joined Metro One in 1992 and has served as our President and Chief Executive Officer since June 2006.  Mr. Henry served as Executive Vice President – Chief Operating Officer and Corporate Secretary from 1999 to 2006.  From 1992 to 1999, he served Metro One in a variety of operational positions.  From 1985 to 1992, he served as Senior Vice President, Executive Corporate Services Director for Imperial Corporation of America, Inc., a financial institution.  Mr. Henry holds a Bachelor of Arts degree in Public Administration from San Diego State University.

Murray L. Swanson has served as a principal of Executive CFO, a financial and business development consultancy that he founded, since 2001.  From 1998 to 2001, Mr. Swanson served as Managing Director and Chief Executive Officer of Sonera Corporation U.S., a communications services firm and U.S. subsidiary of Sonera Corporation of Helsinki, Finland.  During 2001 and 2002, he also served briefly as President of o2wireless Corporation, a wireless infrastructure construction and maintenance company.  From 1981 to 1998, Mr. Swanson served as Vice President, Finance, Chief Financial Officer and as a member of the board of directors of Telephone and Data Systems, Inc., a telecommunications company.  Mr. Swanson is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Swanson holds a Masters degree in Management from Northwestern University and a Bachelor of Science degree from Middle Tennessee State University.

Class III Directors

William D. Rutherford was elected Chairman of the Board in 2000.  He is the Principal of Rutherford Investment Management LLC, an investment advisory service.  During 1997, Mr. Rutherford was Chief Executive Officer of Fiberboard Asbestos Compensation Trust.  From 1995 to 1996, Mr. Rutherford was a Principal with Macadam Partners, a Portland-based investment firm.  He was formerly the Treasurer of the State of Oregon, during which service he was elected Chairman of the Oregon Investment Council.  He also served for seven years as a Member of the Oregon House of Representatives.  From 1994 to 1995, Mr. Rutherford served as Director of Special Projects for Metallgesellschaft Corp., a multi-billion dollar international trading company.  From 1990 through 1993, Mr. Rutherford was President and a director of Societe Generale Touche Remnant Corporation (U.S.), an international asset management company.  From 1987 to 1990, Mr. Rutherford was President and Chief Executive Officer of ABD International Management Corporation, an international asset management company.  Mr. Rutherford formerly practiced law and served as Chief Executive Officer of a regional investment firm.  A U.S. Army veteran, Mr. Rutherford received a Bachelor of Science degree in History from the University of Oregon and an LL.B. from Harvard University Law School.

James M. Usdan served as our interim President and Chief Executive Officer from October 2005 to June 2006. During 2005, Mr. Usdan served as a consultant to Vision Care Holdings, LLC, a national retailer of eyeglasses and refractive surgery, after previously serving that company as President, Chief Executive Officer and a Director, in a turnaround management capacity during 2003 and 2004. From 2001 to 2004, he served as the President and CEO for the successful restructuring and sale of Castle Dental Centers, Inc. a group dental practice management organization, also in a turnaround capacity. From 1998 to 2001, Mr. Usdan was President and Chief Executive Officer of NextCARE Hospitals, Inc., a provider of long-term acute care hospital services. From 1990 to 1998, he was President, Chief Executive Officer and a Director of RehabCare Group Inc., a NYSE-listed company and a provider of physical therapy, rehabilitation staffing and other staffing services. Prior to joining RehabCare, Mr. Usdan was a founder and President and Chief Executive Officer of American Transitional Care, Inc. from 1987 to 1990. During 1986 and 1987, he was Executive Vice President and Chief Operating Officer of Rehab Hospital Services Corporation, the rehabilitation subsidiary of National Medical Enterprises. Mr. Usdan serves on the boards of HCCA, Int’l and Safer Sleep, LLC as well as the advisory boards of Maryville College and the Harvard School of Public Health. He holds a Bachelor of Arts degree from Harvard College.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 1, 2007:

Name	Age	Position With Metro One

Gary E. Henry	50	President, Chief Executive Officer, Secretary and Director

Duane C. Fromhart	52	Senior Vice President – Chief Financial Officer

Karen L. Johnson	57	Senior Vice President – Corporate Development

Philip A. Ljubicich	42	President – M1 Data & Analytics

L. Lynne Michaelson	60	Senior Vice President – Human Resources

John S. Miller	41	Senior Vice President – Voice Technology

The following sets forth biographical information with respect to our executive officers (except for Mr. Henry, whose biographical information is set forth above under “Board of Directors”):

Duane C. Fromhart joined Metro One in 2000 and since July 2004 has served as Senior Vice President – Chief Financial Officer.  From April 2000 through June 2004 he served as Vice President – Finance.  From 1996 to 2000, he served as Vice President and Controller of Analogy, Inc., a software development company.  From 1990 to 1996, he held various positions, including Manager, in the Audit and Business Advisory Services division of Arthur Andersen, LLP.  Mr. Fromhart is a Certified Public Accountant with a Bachelor’s degree from Pacific Lutheran University and attended post-graduate studies in business and accounting at Portland State University.  Mr. Fromhart has resigned from Metro One effective April 30, 2007.

Karen L. Johnson joined Metro One in 1993 and since 1998 has served as Senior Vice President – Corporate Development.  From 1993 to 1998, she served as Vice President – Controller.  From 1989 to 1993, she was the Financial Operations Manager for Care Medical Equipment, Inc. and Care Ambulance, Inc.  Ms. Johnson is a Certified Public Accountant with a Bachelor of Arts degree from St. Olaf College and performed post-graduate work in accounting and business administration at Portland State University.

Philip A. Ljubicich joined Metro One in 2001 and since June 2006 has served as President of M1 Data & Analytics, Metro One’s data division.  From February 2001 through June 2006, he served as Vice President – Content Development.  From 1999 to 2001, he served as Chief Technology Officer of Enthusiasm Technologies, Inc., a software development company acquired by Metro One in 2001.  Mr. Ljubicich holds a Bachelor of Arts in Mathematics from Reed College and a Master of Arts in Psychology from Antioch University Seattle.

L. Lynne Michaelson joined Metro One in 1990 and since June 2006 has served as Senior Vice President, Human Resources.  She was named Vice President, Human Resources in February 2000.  Prior to joining Metro One she was the Human Resources/Operations Manager for Meier and Frank, a major department store located in Medford, Oregon.

John S. Miller joined Metro One in 1998 and since June 2006 has served as Senior Vice President, Voice Technology, responsible for technical operations and product engineering.  Prior to June 2006, Mr. Miller served Metro One as Vice President, Product Engineering since 2000.  From 1998 to 2000, he served Metro One as a software engineer, project manager, and department manager.  Prior to joining Metro One, Mr. Miller was employed by Cap Gemini America as a Senior Consultant and project manager.  He holds a Bachelor of Science in Computer Science from Portland State University

Audit Committee of the Board of Directors

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of Metro One and audits of its financial statements.  This committee operates under a written charter, which can be viewed in the investor relations section of our website at www.metro1.com.  The Audit Committee consists of Messrs. Maoz and Swanson and Ms. Oldshue.  Ms. Oldshue serves as Chair of the Audit Committee. All the foregoing Committee members are independent within the meaning of the Nasdaq Marketplace Rules and the rules adopted by the Securities and Exchange Commission (“SEC”).  Our Board of Directors determined that Ms. Oldshue satisfies the requirements for an “audit committee financial expert” pursuant to the rules adopted by the SEC.  Our Board of Directors has also determined that each of Messrs. Maoz and Swanson is financially literate and sophisticated as those terms are defined in the rules of the Nasdaq Stock Market.

Stockholder Nominations for Director Nominees

No changes have been made to the procedures by which our shareholders may recommend nominees to our Board of Directors since we described the procedures in our definitive proxy statement on Schedule 14C filed with the SEC on May 1, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC reports of ownership and changes in ownership of our common stock and to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that during fiscal year 2006 our officers, directors and owners of more than 10% of our common stock complied with all applicable Section 16(a) filing requirements.

Code of Ethics

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

Item 11          Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s executive compensation philosophy. The Compensation Committee ensures that the total compensation paid to the executive officers of the Company is fair, reasonable and, to the extent possible given the Company’s financial situation, competitive. The role of the Compensation Committee is to oversee, on behalf of the Board and for the benefit of the Company and its shareholders, the Company’s compensation and benefit plans and policies, administer its stock plans and review and approve annually all compensation decisions relating to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the other executive officers of the Company. The Compensation Committee meets at least annually to review executive compensation programs, approve compensation levels and performance targets, review management performance, and approve final executive bonus distributions, if any.

Compensation Philosophy and Objectives

The Company and the Compensation Committee believe that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, and that such compensation should assist the Company in attracting and retaining key executives critical to the Company’s long-term success. The Compensation Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and which aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value. The Compensation Committee evaluates compensation to ensure that the Company maintains its ability to retain superior employees in key positions and that compensation provided to key employees remains relatively competitive. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives should include both cash and stock-based compensation that reward performance as measured against established goals, and cash retention payments.

Role of Executive Officers in Compensation Decisions

The Compensation Committee makes or approves all compensation decisions for the CEO, CFO and all other executive officers of the Company. Typically, the CEO annually reviews the performance of each executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and option awards, are then presented to the Compensation Committee. The Compensation Committee considers the CEO’s recommendation when making its final compensation decision for all executives other than the CEO. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.  As a result of the Company’s performance in 2006, our CEO did not propose salary adjustments or option awards in 2006 and to date, none have been proposed for 2007.

Components of Executive Compensation

The compensation program for our executive officers consists of the following components:

•      Base salary;

•      Performance incentive program;

•      Annual cash incentives, including bonuses;

•      Long-term equity incentives;

•      Health and welfare benefits; and

•      Retention arrangements.

Base Salary.  Executive salaries are established upon hire based on a number of factors, including the individual’s current pay levels, relevant experience, expected contribution and the competitive marketplace.  Typically, base salaries are reviewed annually and adjustments made to recognize and reward individual contributions and performance, and recognize the impact of the position within our organizational structure.  Upon being appointed as President and CEO from Chief Operating Officer, Mr. Henry’s base salary was adjusted to $200,000 per year.  Other than the foregoing, as a result of the Company’s performance in 2006, our Named Executive Officers did not receive salary increases.  The Compensation Committee believes that, given the Company’s current turnaround situation, our Named Executive Officers base salaries are appropriately set according to our philosophy.  Thus far, no changes to executive salaries have been made in 2007.

Performance Incentive Program. The Company has a performance incentive plan covering most corporate administrative employees, including executive officers other than the CEO. The performance incentive program provides compensation opportunities in the form of quarterly cash incentives based on objective results that promote both short-term and long-term shareholder value.  Under the program, each corporate administrative employee, including each executive officer other than the CEO, is compensated based on achievement of pre-determined goals set in conjunction with each individual’s manager or supervisor prior to the beginning of each quarter.  These cash incentives reflect the Compensation Committee’s belief that a valuable portion of the compensation of each employee should be in the form of variable compensation linked to performance.  Please see the “Summary Compensation Table” below for information regarding amounts paid to Named Executive Officers under this program.

Annual Cash Incentives. The Company also has an informal cash bonus program that rewards group, team and/or individual performance based on the successful achievement of established financial and operating performance measures, succession planning and development and recruitment and employee retention.  Operating improvement, revenue growth and profitability are typically the primary determinant of whether any, and how much, bonuses are paid to executive officers.  In 2006, we did not achieve our key goals.  Accordingly, none of our executive officers were considered for bonus payouts for 2006 results.

Long-Term Equity Incentives. From time to time, the Compensation Committee provides our executive officers with long-term incentive compensation through grants of options to purchase our Common Stock. The stock option awards usually vest quarterly over a four year period. The goal of our long-term equity incentive program is to align the interests of executive officers with those of the

Company’s stockholders and to provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. We believe that equity awards directly motivate an executive to maximize long-term stockholder value.  As a result of the Company’s performance in 2006, our executive officers did not receive option grants or stock awards.  Thus far, no option grants to executive officers have been made in 2007.

Health and Welfare Benefits. We provide the following benefits to our executive officers generally on the same basis as they are provided to all of our employees:

•      Health and dental insurance;

•      Life insurance;

•      Short and long-term disability insurance; and

•      401(k) plan.

We believe these benefits are consistent with those offered by other similarly-sized telecommunication services companies.

Retention Arrangements. Executives and certain other key employees received cash payments to provide an incentive to remain in the employment of Metro One in 2006.  Please refer to “Retention Plan; Employment and Related Agreements” below for a detailed description of retention arrangements and the “Summary Compensation Table” below for the amount of retention payments made to Named Executive Officers in 2006.

Perquisites and Other Personal Benefits  The Company does not provide the executive officers with perquisites or other personal benefits such as Company vehicles, club memberships, financial planning assistance, tax preparation, or other benefits not described above.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis of this Annual Report on Form 10-K/A with management.  Based on these reviews and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

The Compensation Committee:

Elchanan (Nani) Maoz (Chairman)

Mary H. Oldshue

Murray L. Swanson

Summary Compensation Table

The following table set forth information concerning compensation earned for services rendered to the Company by the CEO, the CFO and the Company’s next three most highly compensated executive officers for fiscal year 2006 whose salary and bonus for the fiscal year 2006 exceeded $100,000. Collectively, these are the “Named Executive Officers.”  Our Named Executive Officers did not receive bonuses, options or stock awards in 2006.

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation		All Other Compensation	Total

Gary E. Henry, President, Chief Executive Officer and Director	2006	$183,787	$0	$83,284	(1)	$0	$267,071

Duane Fromhart, Senior Vice President – Chief Financial Officer	2006	140,472	0	59,771	(2)	0	200,243

Karen L. Johnson, Senior Vice President – Corporate Development	2006	145,016	0	61,287	(3)	0	206,303

Philip A. Ljubicich, President – M1 Data and Analytics	2006	121,697	0	39,466	(4)	0	161,163

L. Lynne Michaelson, Senior Vice President – Human Resources	2006	125,000	0	65,892	(5)	0	190,892

Former Executive Officers

James M. Usdan, Former Interim President and Chief Executive Officer (6)	2006	127,500	0	0		55,850	183,350

(1)  Consists entirely of Retention Plan Payments.
(2)  Consists of $52,677 of Retention Plan Payments and $7,094 of Performance Incentive Program payments.
(3)  Consists of $53,659 of Retention Plan Payments and $7,628 of Performance Incentive Program payments.
(4)  Consists of $30,424 of Retention Plan Payments and $9,042 of Performance Incentive Program payments.
(5)  Consists of $57,692 of Retention Plan Payments and $8,200 of Performance Incentive Program payments.
(6)  The amount shown in the table as salary for Mr. Usdan does not include the cash compensation and options we paid to him in 2006 for his services as a member of our Board of Directors.  Please see the “Directors Compensation” table for Mr. Usdan’s director compensation.  “All Other Compensation” for Mr. Usdan consists of reimbursable expenses pursuant to Mr. Usdan’s consulting agreement with Metro One, such as temporary accommodations, travel and medical insurance reimbursements.  Please see “Retention Plan; Employment and Related Agreements” below for a description of Mr. Usdan’s consulting agreement.

Grants of Plan-Based Awards

There were no grants of stock or option awards made to Named Executive Officers during fiscal 2006, except for the annual stock option granted to Mr. James Usdan for his services as a director.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of the end of fiscal 2006:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Gary Henry	10,713 11,249 2,812 15,000 12,500 12,500 12,499 7,656	0 0 0 0 0 0 0 9,843	0 0 0 0 0 0 0 0	22.68 30.52 33.68 92.00 102.00 20.40 11.64 5.72	10/27/2007 12/09/2008 06/29/2009 01/31/2011 01/29/2012 02/10/2013 03/22/2014 03/11/2015
Duane Fromhart	3,750 7,500 875 625 999 2,889	0 0 0 0 0 3,726	0 0 0 0 0 0	28.16 92.00 102.00 20.40 11.64 5.72	06/07/2010 01/31/2011 01/29/2012 02/10/2013 03/22/2014 03/11/2015
Karen Johnson	17,141 7,499 3,749 1,250 1,249 1,249 548	0 0 0 0 0 0 702	0 0 0 0 0 0 0	22.68 30.52 92.00 102.00 20.40 11.64 5.72	10/27/2007 12/09/2008 01/31/2011 01/29/2012 02/10/2013 03/22/2014 03/11/2015
Philip Ljubicich	11,250 624 1,250 1,875	0 0 0 1,053	0 0 0 0	92.00 20.40 11.64 5.72	01/31/2011 02/10/2013 03/22/2014 03/11/2015
Lynne Michaelson	1,607 375 750 625 1,250 625 1,000	0 0 0 0 0 0 562	0 0 0 0 0 0 0	30.52 32.00 92.00 102.00 20.40 11.64 5.72	12/09/2008 01/20/2010 01/31/2011 01/29/2012 02/10/2013 03/22/2014 03/11/2015
James Usdan (2)	3,750 3,750 3,750 3,750 3,750 3,750 3,750 3,750 3,750 37,500 3,750	0 0 0 0 0 0 0 0 0 0 0	0 0 0 0 0 0 0 0 0 0 0	22.68 24.52 22.68 48.00 33.68 90.20 32.64 14.28 6.24 1.72 2.51	04/04/2007 10/01/2007 10/01/2008 10/01/2009 09/29/2010 10/01/2011 10/01/2012 10/01/2013 10/01/2014 10/26/2015 10/02/2026

(1)  All such options vest quarterly at 6.25% per quarter for 4 years from the date of grant.

(2)  All option grants for 3,750 shares were for services as a member of the Board of Directors.

Option Exercises and Stock Vested

No option awards were exercised or shares of common stock acquired upon vesting by our Named Executive Officers during fiscal 2006.

Nonqualifed Deferred Compensation

None of our Named Executive Officers had nonqualified deferred compensation during fiscal 2006.

Retention Plan; Employment and Related Agreements

Retention Plan.  On December 28, 2005, the Board of Directors approved the Metro One Telecommunications, Inc. Retention Plan (the “Retention Plan”) to provide certain of our employees who possess specialized knowledge critical to our business, including executive officers, with an incentive to remain in the employment of Metro One.  Under the Retention Plan, participants, which included each of our Named Executive Officers, were entitled to retention payments in an amount up to three weeks base pay per year of service at the employee’s current rate, with a minimum payment of 26 weeks base pay at the employee’s current rate.  Exceptions to the amount could be made by the Board of Directors at the recommendation of the Chief Executive Officer.  The eligible employee and the Chief Executive Officer executed a written retention agreement containing the eligibility criteria and terms of payment (the “Retention Agreement”).

The participants under the Retention Plan were selected by the Board of Directors or its designee based on any or all of the following factors: position held, skills, and/or relative importance of skills to required tasks.  A participant generally was entitled, subject to the satisfaction of certain conditions such as satisfactory job performance, to 25% of the total retention payment the first regular pay day after the Retention Agreement was signed; an additional 25% half-way through the retention period, as determined by the Board of Directors or its designee based on certain circumstances or conditions; and the remaining 50% at the end of the retention period.  If employment ended during the retention period due to the participant’s resignation or termination for Cause (as defined in the Retention Agreement), no retention payment was paid.  If Metro One terminated the participant’s employment without Cause, or the employee terminated his or her employment for Good Reason (as defined in the Retention Agreement) prior to the end of the retention period, the remaining amount of the retention payment would have been paid.  Please refer to the “Summary Compensation Table” above for the amount of retention payments made to our Named Executive Officers in 2006.

Consulting Agreements.  On November 29, 2005, we entered into a consulting agreement (the “Consulting Agreement”) with James M. Usdan in connection with his appointment as our interim President and Chief Executive Officer of Metro One on October 7, 2005.  Under the Consulting Agreement, Mr. Usdan served as our President and Chief Executive Officer and was paid $14,166.67 per month for such services.  Mr. Usdan was also reimbursed for the cost of health insurance coverage up to $1,350.00 per month during the term of his engagement.  Mr. Usdan was also granted a nonqualified stock option to purchase 150,000 shares of our common stock under the 2004 plan, which vested in equal quarterly installments and fully on July 4, 2006.  On June 1, 2006, the Consulting Agreement was amended to terminate Mr. Usdan’s services as President and Chief Executive Officer but to retain his services for purposes of consultation, advice and assistance to the Company through November 1, 2006 at the rate of $14,166,67 per month for the months of June, July, and August 2006 and $7,083.34 per month through the termination of the Consulting Agreement.

Indemnification Agreements.  We have entered into indemnification agreements with our directors and executive officers.  Such agreements require us, among other things, to indemnify our officers and directors, other than for liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceedings against them as to which they could be indemnified.

Director Compensation

Generally, directors who are not employees receive $20,000 as an annual fee, $3,000 plus expenses for each meeting attended in person and $1,000 plus expenses for each Board meeting attended by telephone.  Committee chairpersons and committee members receive $1,000 and $750, respectively, for each meeting attended.  Mr. Rutherford also receives $3,000 per month, plus an additional $1,000 per meeting, for his service as Chairman of the Board.

Generally, directors who are not employees are also granted non-qualified options to purchase 3,750 shares of common stock upon joining the Board of Directors and 3,750 shares of common stock in October of each year.  In July of each year, Mr. Rutherford, the non-employee Chairman of the Board, is also granted a non-qualified option to purchase 5,312 shares of common stock.  All of these grants are vested and exercisable at the time of the grant and have exercise prices equal to the fair market value of our common stock on the date of grant.

The following table summarizes director compensation received in 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elchanan (Nani) Maoz	$38,500	0	$11,595	0	0	0	$50,095
Mary H. Oldshue	39,750	0	11,595	0	0	0	51,345
William D. Rutherford	94,000	0	15,391	0	0	0	112,391
Murray L. Swanson	38,500	0	11,595	0	0	0	50,095
James M. Usdan (2)	32,000	0	5,538	0	0	0	37,538

(1)     The value of the stock options awards in this column equals the accounting charge for the stock options recognized by the Company in the reported year.  For a discussion of relevant assumptions used in the calculation of the fair value of the stock options on grant date and current year expense pursuant to Statement of Financial Accounting Standards No. 123(R), see Note 6 to the Company’s Financial Statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

(2)     Fees and option amounts for director services only.  Please see “Summary Compensation Table,” “Retention Plan; Employment and Related Agreements” and “Outstanding Equity Awards at Fiscal Year-end” for a summary of compensation paid to Mr. Usdan for his services as interim President and Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exits, or in the past fiscal year has existed, between any member of our Compensation Committee and any member of any other company’s board of directors or compensation committee.

Item 12          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows certain information regarding the beneficial ownership of our common stock as of April 1, 2007 by (i) each person we know to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each Named Executive Officer listed in the summary compensation table included in this report; and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the business address of each director and executive officer below is c/o Metro One Telecommunications, Inc., 11200 Murray Scholls Place, Beaverton, Oregon 97007.

Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class (1)
5% Shareholders
Kenneth D. Peterson (2) Columbia Ventures Corporation 203 SE Park Plaza Drive, Suite 270 Vancouver, WA 98684	772,500	12.4%

Everest Special Situations Fund L.P. and affiliates (3) P.O. Box 36254 Tel Aviv, Israel L3 65115	509,890	8.2%

Strategic Turnaround Equity Partners, L.P. (Cayman) and affiliates (4) 720 5th Avenue, 10th Floor New York, New York 10019	731,317	11.7%

Named Executive Officers and Directors
Gary E. Henry (5)	89,181	1.4%
Karen L. Johnson (6)	32,838	*
Duane C. Fromhart (7)	17,399	*
Philip A. Ljubicich (8)	14,894	*
L. Lynne Michaelson (9)	5,926	*
Elchanan (Nani) Maoz (3)	509,890	8.2%
Mary H. Oldshue (10)	7,500	*
William D. Rutherford (11)	89,176	1.4%
Murray L. Swanson (12)	7,500	*
James M. Usdan (13)	85,012	1.3%
All directors and executive officers as a group (10 persons) (14)	844,228	12.9%

*	Less than one percent.
(1)

For purposes of this table, beneficial ownership is determined in accordance with the rules of the SEC and includes voting power and investment power with respect to shares. We believe that, except as indicated in the other footnotes to this table, the persons listed above have sole investment and voting power with respect to their shares of common stock. Applicable percentage ownership in the table is based on 6,233,326 shares of common stock outstanding as of April 1, 2007. Shares issuable upon the exercise of outstanding stock options that are currently exercisable or become exercisable within 60 days of April 1, 2007 are considered outstanding for purposes of calculating the percentage owned by a person, but not for purposes of calculating the percentage owned by any other person.

(2)

Based solely on information provided in a Schedule 13D/A, filed with the SEC on June 6, 2005. According to the 13D/A, Columbia Ventures Corporation is the direct beneficial owner of the 772,500 shares of our common stock, over which it has shared voting and shared dispositive power. Kenneth D. Peterson, as the sole shareholder, director and chief executive officer of Columbia Ventures Corporation, may be deemed to be the indirect beneficial owner of these shares, over which he has shared voting and shared dispositive power.

(3)

Based in part on information provided in a Schedule 13D, filed with the SEC on March 8, 2007. According to the Schedule 13D, Maoz Everest Fund Management Ltd. (“MEFM”), by virtue of its status as the general partner of Everest, may be deemed to beneficially own the shares held by Everest Special Situations Fund, L.P. (“Everest”). One of our directors, Elchanan Maoz, by virtue of his status as a controlling stockholder of MEFM, the general partner of Everest, may be deemed to beneficially own the shares held by Everest. The share amount includes 7,500 shares subject to options exercisable within 60 days of April 1, 2007 held by Mr. Maoz. MEFM and Elchanan Maoz disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

(4)

Includes shares held by Strategic Turnaround Equity Partners, L.P. (“STEP”), Galloway Capital Management LLC (“Galloway Capital”), Mr. Bruce Galloway and Mr. Gary L. Herman, and entities controlled by such individuals. Based solely on information provided in a Schedule 13D, filed with the SEC on March 14, 2007. According to the Schedule 13D, STEP is the direct beneficial owner of 571,432 shares of Common Stock, Galloway Capital by virtue of its status as the general Partner of STEP, may be deemed to beneficially own the shares held by STEP. Bruce Galloway and Gary L. Herman, as Managing Members of Galloway Capital may be deemed to beneficially own the shares held by STEP. Galloway Capital, Mr. Galloway and Mr. Herman disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. Of the 148,605 shares of Common Stock held by Mr. Galloway, 36,105 shares are held by Mr. Galloway individually, 94,100 shares of common stock are owned by Jacombs Investments, Ltd., for which Mr. Galloway has the power to vote and dispose the shares, and 18,400 shares of common stock are held by RexonGalloway Capital Growth, an investment company in which Mr. Galloway is a member and for which Mr. Galloway retains full investment and voting discretion. Mr. Herman beneficially owns 11,289 shares of common stock, 2,500 shares are held by Mr. Herman individually, 4,289 shares of common stock are held by Gary Herman, IRA and 4,500 shares are held by FBR, Inc. for which Mr. Herman is the sole owner and serves as an officer.

(5)	Includes 86,023 shares subject to options exercisable within 60 days of April 1, 2007.
(6)	Includes 32,763 shares subject to options exercisable within 60 days of April 1, 2007.
(7)	Includes 17,062 shares subject to options exercisable within 60 days of April 1, 2007.
(8)	Includes 14,063 shares subject to options exercisable within 60 days of April 1, 2007.
(9)	Includes 5,732 shares subject to options exercisable within 60 days of April 1, 2007.
(10)	Includes 7,500 shares subject to options exercisable within 60 days of April 1, 2007.
(11)	Includes 72,320 shares subject to options exercisable within 60 days of April 1, 2007 and 5,712 shares held by spouse.
(12)	Includes 7,500 shares subject to options exercisable within 60 days of April 1, 2007.
(13)	Includes 71,250 shares subject to options exercisable within 60 days of April 1, 2007.
(14)	Includes 321,713 shares subject to options exercisable within 60 days of April 1, 2007.

Equity Compensation Plan Information

The following table contains information as of December 31, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	544,337	$32.21	400,947
Equity compensation plans not approved by security holders	—	—	—
Total	544,337		400,947

Item 13          Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have a number of policies, procedures and practices that relate to the identification, review and approval of related party transactions.  As part of our review of certain relationships, we distribute and collect questionnaires annually that solicit information about any direct or indirect transactions with the Company from each of our directors and officers.

Our Code of Business Conduct and Ethics requires all directors, officers and employees to avoid any situation that involves an actual or apparent conflict of interest in personal and professional relationships or with their duty to, or with any interest of, the Company.  Any situation that involves, or may reasonably be inferred to involve, a conflict between a director, officer or employee’s personal interests and the interests of the Company must be disclosed to the compliance officer who will, as applicable, bring the matter to the attention of the Chair of the Audit Committee.  All related party transactions involving the Company’s directors or executive officers must be reviewed and approved by the Board in advance of entering into the transaction and any director which has a potential conflict of interest in the transaction must excuse himself or herself from voting.  No related party transaction shall be approved or ratified if such transaction is contrary to the best interests of the Company.

From January 1, 2006 to the date of this report, there have not been any transactions, and there are currently no proposed transactions, in which the amount involved exceeded $120,000 to which the Company was or is to be a participant and in which any executive officer, director, nominee of director, 5% beneficial owner of our common stock or member of their immediately family had or will have a direct or indirect interest, except for the employment of Mr. James Usdan, currently a member of our Board of Directors, as interim President and Chief Executive Officer of the Company as described above under Item 11 “Retention Plan; Employment and Related Agreements.”

Director Independence

The Board of Directors has determined that a majority of the directors are “independent” under current Nasdaq Marketplace Rules.  In addition, our Board of Directors has determined that each member of the audit, compensation and nominating and corporate governance committees is independent under such standards.  Our independent directors are Messrs. Maoz, Rutherford, Swanson, and Usdan, and Ms. Oldshue.

Item 14          Principal Accounting Fees and Services

On October 23, 2006 the Audit Committee of the Board of Directors approved the decision to discharge Deloitte & Touche LLP as its independent auditors.  The reports of Deloitte & Touche LLP on the consolidated financial statements of the Company for the years ended December 31, 2005 and 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles except that the report for that year ended December 31, 2005 expressed substantial doubt regarding the Company’s ability to continue as a going concern.  During the two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period from January 1, 2006 through October 23, 2006, there have been no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the consolidated financial statements of the Company.  No “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, occurred within the two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period from January 1, 2006 through October 23, 2006, with Deloitte & Touche LLP.

On October 23, 2006 the Audit Committee of the Board of Directors engaged BDO Seidman, LLP as its registered public accounting firm for the year ended December 31, 2006.  During the two most recent fiscal years ended December 31, 2005 and 2004 and the subsequent interim period preceding the new appointment, neither the Company (nor anyone on its behalf) has consulted BDO Seidman, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that BDO Seidman, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a “reportable event.”

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP and Deloitte & Touche LLP for fiscal year 2006 and Deloitte & Touche LLP for fiscal year 2005.

Type of Fees	2006	2005
Audit Fees (1)	$202,910	$414,307
Audit Related Fees (2)	7,979	0
Tax Fees	0	0
All Other Fees	0	0
Total:	$202,729	$414,307

(1)   Represents the aggregate fees billed by our principal accounting firm, BDO Seidman LLP, and our former principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte & Touche”) for professional services rendered for the audits of our annual financial statements and for the reviews of the financial statements included in our quarterly reports for the years ended December 31, 2006 and 2005.  For the year ended December 31, 2005, this total includes approximately $138,300 of professional fees and expenses incurred by Deloitte & Touche in assessing the Company’s internal control over financial reporting prior to the change in the definition of an “accelerated filer” by the SEC in December 2005.  As a result of the change in the definition of an accelerated filer, we were not required to report on our internal control over financial reporting for the year ended December 31, 2005, and, as a result, Deloitte & Touche was not required to issue a related attestation report.

(2)   Represents the aggregate fees billed by Deloitte & Touche for audit and advisory services primarily relating to our filings with the SEC and other regulatory requirements.

Our Audit Committee has adopted a policy and procedure requiring approval before our independent registered public accounting firm can be engaged to perform audit or non-audit services.  The services can be pre-approved by our Audit Committee or by any member of our Audit Committee to whom authority for pre-approval has been delegated, provided that no member has authority to approve any non-audit services that are expected to result in fees for the engagement or during any calendar year of over $50,000, or that are expected to be completed after 12 months from the date of the engagement.  Any approvals by a member are reported to our Audit Committee, for informational purposes, at its next regular meeting. All audit-related services, tax services and other services rendered by our independent registered public accounting firms were pre-approved by our Audit Committee to the extent required, which Committee concluded that the provision of those services was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15          Exhibits and Financial Statement Schedules

(b) Exhibits.

The exhibits filed as part of this Form 10-K/A are listed below.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

By:	/s/ Gary E. Henry
Gary E. Henry
President and Chief Executive Officer

Date:  April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Henry	President, Chief Executive Officer and	April 30, 2007
Gary E. Henry	Director
(Principal Executive Officer)

/s/ Duane C. Fromhart	Senior Vice President, Chief Financial	April 30, 2007
Duane C. Fromhart	Officer
(Principal Financial and Accounting
Officer)

*	Director	April 30, 2007
William D. Rutherford

*	Director	April 30, 2007
Elchanan (Nani) Maoz

*	Director	April 30, 2007
Mary H. Oldshue

*	Director	April 30, 2007
Murray L. Swanson

*	Director	April 30, 2007
James M. Usdan

*/s/ Gary E. Henry
Gary E. Henry, Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)