Form 10-Q
period 2007-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2007-05-15
CIK 920990

United States
Securities and Exchange Commission

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Number of shares of common stock outstanding as of May 11, 2007: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)

Revenues	$4,902	$15,229

Costs and expenses:
Direct operating	3,926	7,765
Selling, general and administrative	3,762	7,107
Depreciation and amortization	614	1,235
Restructuring charges	482	5,016
	8,784	21,123

Loss from operations	(3,882)	(5,894)

Other income, net	165	187

Loss before income taxes	(3,717)	(5,707)
Income tax (benefit) expense	(15)	—

Net loss	$(3,702)	$(5,707)

Net loss per common share:
Basic	$(0.59)	$(0.92)
Diluted	$(0.59)	$(0.92)

Weighted average shares outstanding:
Basic	6,233	6,234
Diluted	6,233	6,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

Assets

Current assets:
Cash and cash equivalents	$7,248	$11,965
Restricted cash	4,741	4,741
Accounts receivable, net	2,666	2,179
Prepaid costs and other current assets	706	961

Total current assets	15,361	19,846

Furniture, fixtures and equipment, net	2,590	3,014
Intangible assets, net	4,510	4,666
Other assets	86	86

Total assets	$22,547	$27,612

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$352	$983
Accrued liabilities	1,801	1,685
Accrued payroll and related costs	3,082	3,898

Total current liabilities	5,235	6,566

Other long-term liabilities	438	470

Total liabilities	5,673	7,036

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value; 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value; 50,000 shares authorized, 6,233 shares issued and outstanding at March 31, 2007 and December 31, 2006	120,067	120,067
Deficit	(103,193)	(99,491)

Total shareholders’ equity	16,874	20,576

Total liabilities and shareholders’ equity	$22,547	$27,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(3,702)	$(5,707)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	614	1,235
Loss on disposal of fixed assets	11	185
Deferred rent	(33)	(161)
Changes in certain assets and liabilities:
Accounts receivable	(487)	6,634
Prepaid costs and other assets	271	474
Accounts payable and other liabilities	(1,331)	(1,403)

Net cash (used in) provided by operating activities	(4,657)	1,257

Cash flows from investing activities:
Capital expenditures	(61)	(138)
Proceeds from sale of assets	1	177

Net cash (used in) provided by investing activities	(60)	39

Net (decrease) increase in cash and cash equivalents	(4,717)	1,296

Cash and cash equivalents, beginning of period	11,965	17,769

Cash and cash equivalents, end of period	$7,248	$19,065

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$12	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, certain financial information and footnotes have been omitted or condensed.  In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods.  These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the interim periods shown in this report are not necessarily indicative of results for future interim periods or the entire fiscal year.

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

Compensation expense related to the effects of SFAS No. 123R was not material to our consolidated financial statements for the first quarter of 2007 or 2006.

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

2.     Restructuring Charges and Exit Activities

In the first quarter of 2007, we have continued to focus on efforts to reduce our operating costs and to establish long-term viability and stability for the Company.  To that end, we incurred approximately $482,000 of restructuring expenses during the quarter primarily associated with one-time termination benefits related to head-count reductions and other costs primarily associated with efforts to select and retain a strategic advisor to pursue operational, strategic, and financial alternatives.

In the first quarter of 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel that resulted in the closure of 13 call centers with call volumes transferred into the remaining call centers.  These closures and other restructuring activities resulted in the reduction of approximately 1,350 call center employees, the payment of approximately $1.8 million of termination benefits, and payment of approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, related to our restructuring efforts.

Costs incurred in restructuring activities during the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
Major cost type

One-time termination benefits	$113	$1,764
Lease termination costs	24	2,514
Other	345	738
	$482	$5,016

The following summarizes the provisions, payments, adjustments and liability for costs associated with our restructuring efforts for the period shown (in thousands):

	One-time
	termination benefits	Lease termination costs	Other	Total

Balance at January 1, 2007	$520	$192	$—	$712
Provisions	113	24	345	482
Payments	(633)	(74)	(345)	(1,052)
Adjustments	—	—	—	—
Balance at March 31, 2007	$—	$142	$—	$142

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

Options to purchase approximately 536,000 and 646,000 shares of common stock were outstanding at March 31,  2007 and 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.     Commitments and Contingencies

We are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At March 31, 2007, we had one letter of credit outstanding in the amount of $4,741,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment was renewed on April 1, 2007.

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 74% of our revenues in the first quarter of 2006.

As a result of termination of this and other contracts, the Company has experienced significant financial losses and reduction of cash flows over the last several years.  It is likely that additional losses will be incurred during parts or all of 2007.  Such customer losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and these events and issues raise doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses. Over the past two years we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead.  In addition, our management and board of directors are actively pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that our plans will be successful.  Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  In order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  There can be no assurance that our efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

Significant new contract.

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  Under the Agreement, we are a preferred directory assistance provider for “1-800-FREE411”.  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives.  The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period.  Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services.  The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated.  Jingle accounted for approximately 35% of our revenue in the first quarter of 2007.

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

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant will equal 115% of the average closing price per share of our common stock over the 20 consecutive trading days ending the last trading day prior to July 1, 2007.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.

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

As discussed further under “Significant Events” below, as a result of the termination of contracts with significant customers, the Company has experienced significant financial losses and reduction of cash flows over the last several years.  It is likely that additional losses will be incurred during parts or all of 2007.  Such customer losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and these events and issues raise doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses.  Over the past two years we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead.  In addition, our management and board of directors are actively pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that our plans will be successful.  Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  In order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  There can be no assurance that our efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

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

In October 2005, we received notification from Nextel that it would be terminating the Services Agreement effective January 9, 2006.  In February 2006, we entered into a Settlement Agreement and Disentanglement Transition Plan (the “Plan”) with Nextel that resolved certain disputed matters in connection with the termination of the Services Agreement.  Under the Plan, we continued to provide services to Nextel callers through March 31, 2006 in return for the payment by Nextel of approximately $5.75 million.  Those payments were in addition to $2.5 million previously paid by Nextel in December 2005 in connection with the transition and in addition to the contractual payments by Nextel for normal service provided by us to Nextel callers through the transition period.  Calls from Nextel were substantially transitioned away from us by March 31, 2006, and we have received all amounts due from Nextel.  Including the $5.75 million received in the first quarter of 2006 as part of the settlement payments, Nextel represented approximately 76% of our revenues in the first quarter of 2006.

Restructuring activities

In the first quarter of 2007, we have continued to focus on efforts to reduce our operating costs and to establish long-term viability and stability for the Company as a result of the termination of our contracts with Nextel and other customers.  To that end, we incurred approximately $482,000 of restructuring expenses during the quarter primarily associated with one-time termination benefits related to head-count reductions and other costs primarily associated with efforts to select and retain a strategic advisor to pursue operational, strategic, and financial alternatives.

In the first quarter of 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel that resulted in the closure of 13 call centers with call volumes transferred into the remaining call centers.  These closures and other restructuring activities resulted in the reduction of approximately 1,350 call center employees, the payment of approximately $1.8 million of termination benefits, and payment of approximately $700,000 of other costs, primarily legal and advisory services and dismantling costs, related to our restructuring efforts.

Significant new contract

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  Under the Agreement, we will be a preferred directory assistance provider for “1-800-FREE411”.  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives.  The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period.  Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services.  The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated.  Jingle accounted for approximately 35% of our revenue in the first quarter of 2007.

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

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant will equal 115% of the average closing price per share of our common stock over the 20 consecutive trading days ending the last trading day prior to July 1, 2007.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Direct operating costs	80.1	51.0
Selling, general and administrative costs	76.8	46.7
Depreciation and amortization	12.5	8.1
Restructuring charges	9.8	32.9
Loss from operations	(79.2)	(38.7)
Other income, net	3.4	1.2
Loss before income taxes	(75.8)	(37.5)
Income tax benefit	(0.3)	—
Net loss	(75.5)%	(37.5)%

Comparison of first quarter 2007 to first quarter 2006

Total revenues decreased 67.8% to $4.9 million from $15.2 million and call volume decreased from 21.3% from 28.2 million calls to 22.2 million calls, primarily as a result of the termination of our services agreement with Nextel as noted above.  Excluding revenue and call volume of $11.3 million and 17.2 million, respectively, from Nextel in the first quarter of 2006, total revenues in the first quarter of 2007 increased 26.1% to $4.9 million from $3.9 million and total call volume increased 101.4% to 22.2 million from 11.0 million.  These increases resulted from increased call volumes from continuing customers in addition to call volume from new customers acquired during 2006 and the first quarter of 2007, partially offset by a decrease in our average revenue per call. Our average revenue per call in the first quarter of 2007 was approximately $0.20 compared to approximately $0.32 in the first quarter of 2006, excluding the one-time settlement payments noted above.  The decrease in revenue per call was due primarily to industry-wide pricing pressures and rapid growth in shorter duration calls for which price points are typically lower.

Direct operating costs consist of salaries, wages, benefits and taxes relating to call center personnel and costs of listings data and content acquisition.  These costs decreased 49.4% to $3.9 million from $7.8 million.  This decrease was primarily due to lower personnel and data costs associated with servicing lower call volumes, lower average labor rates, and improved operating efficiencies.  As a percentage of revenues, direct operating costs decreased to 80.1 % from 81.9%, excluding the one-time settlement payments from Nextel in the first quarter of 2006.  This was primarily due to lower labor costs and improved operating efficiencies in the call centers in the first quarter of 2007 compared to the first quarter of 2006.

Selling, general and administrative costs decreased 47.1% to $3.8 million from $7.1 million.  This decrease resulted primarily from reductions in personnel and associated costs of approximately $1.1 million, facilities-related costs of approximately $800,000, voice and data network costs of approximately $800,000 and reductions in other general and administrative expenses of approximately $600,000 resulting from our restructuring efforts.  As a percentage of revenues, selling, general and administrative costs increased to 76.7% from 54.8% primarily due to lower revenues.

Depreciation and amortization expense, a component of selling, general and administrative costs, decreased 50.3% to $614,000 from $1.2 million but increased to 12.5% from 8.0% of revenue.  The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced while the increase as a percentage of revenue was primarily due to lower revenues.

Restructuring charges in the first quarter of 2007 consisted primarily of costs associated with the selection and retention of a strategic advisory firm of $345,000, one-time termination benefits paid to employees of $113,000 and $24,000 of other miscellaneous costs associated with efforts to restructure our operations.  Restructuring charges of approximately $142,000, primarily related to continuing lease obligations on closed facilities, have been accrued but not paid at March 31, 2007.  In the first quarter of 2006, restructuring costs consisted primarily of one-time termination benefits paid to employees of approximately $1.8 million and lease termination costs of approximately $2.5 million, primarily related to the closure of call centers.  In addition, we incurred approximately $700,000 of other costs, primarily legal and advisory services, related to our restructuring efforts during the first quarter of 2006.

Other income was $165,000 and $187,000 in the first quarter of 2007 and 2006, respectively, and consisted primarily of interest income earned on cash and cash equivalents in both periods.

Because of our operating losses in the first quarter of 2007 and 2006, we recorded no federal income tax expense.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.  In the first quarter of 2007, we recorded a state income tax benefit of $15,000 to adjust prior estimates of state income taxes payable to actual income taxes paid.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and restricted cash are recorded at cost which approximates their fair market value.  As of March 31, 2007, we had approximately $12.0 million in cash and cash equivalents, short-term investments and restricted cash (including $4.7 million of restricted cash) compared to approximately $16.7 million (including $4.7 million of restricted cash) at December 31, 2006.  The net decrease of $4.7 million resulted primarily from net operating losses.  We have no outstanding debt.

Working capital was $10.1 million at March 31, 2007, compared to $13.3 million at December 31, 2006.  This change was primarily due to net operating losses.

Cash flow from operations. Net cash used in operations in the first quarter of 2007 was $4.7 million compared to net cash provided by operations of $1.3 million in the first quarter of 2006.  Accordingly, we used approximately $5.9 million more cash in operations in the first quarter of 2007 as compared to the first quarter of 2006.  The increase in cash used was primarily because we received $17.4 million less cash from customers in the first quarter of 2007 than in the first quarter of 2006 primarily due to the termination of our contract with Nextel.  Partially offsetting this decrease in cash received from customers was the fact that we paid $6.9 million less to or on behalf of employees and we paid $4.5 million less for restructuring costs in the first quarter of 2007 compared to the first quarter of 2006.

Cash flow from investing activities. Cash used in investing activities was $60,000 in the first quarter of 2007, primarily resulting from cash expended for capital purchases.  Cash provided by investing activities was a net of $39,000 in the first quarter of 2007 primarily resulting from proceeds received from the sale of excess equipment and other assets, partially offset by cash expended for capital purchases.  In the first quarter of 2007 and 2006, capital expenditures were primarily for equipment to upgrade existing call centers and corporate networks and infrastructure.

Cash flow from financing activities. Cash used in financing activities was not significant in the first quarter of 2007 or 2006.

Future capital needs and resources. The primary uses of our capital in the near future are expected to be primarily for working capital and evaluating and implementing our strategic plans.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at March 31, 2007 was approximately $12.0 million, our operations and future activities, including additional restructuring efforts, will reduce available cash.

Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2007 or beyond.  Our management is aggressively pursuing new and additional sources of revenues and is working to grow our voice and data services businesses.  Over the past two years, we have significantly reduced the direct cost of delivering our services as well as significantly reduced our general and administrative overhead; however, in order to continue as a going concern, we will need to significantly increase our revenues and/or further reduce our costs and/or obtain additional financing.  In addition, our management and board of directors are actively pursuing strategic alternatives for the Company to improve operations, improve liquidity and capital resources, and provide stability to the Company’s financial position.  There can be no assurance that management’s efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plans or obtain additional financing, we may be forced to cease operations.

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

Long-lived assets and intangibles.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 for impairment in accordance with SFAS No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2006.

Self-insurance reserves.  In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At March 31, 2007, we have reserved approximately $1.7 million and $160,000 related to these self-insured workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At March 31, 2007 and 2006, a valuation allowance reduced net deferred tax assets to zero.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at March 31, 2007 and were redeemable on a daily or monthly basis.  Therefore, the fair market value of these investments is not materially affected by changes in market interest rates.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                             CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e)

promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) at the end of the period covered by this quarterly report.  Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                        OTHER INFORMATION

ITEM 6.                             EXHIBITS

(a)          Exhibits

31.1                           Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a).

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

Date: May 15, 2007
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ Gary E. Henry
President, Chief Executive Officer
(Principal Executive, Financial, and Accounting Officer)