Form 10-Q
period 2007-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2007-08-13
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             To

Commission File Number:  0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

OREGON	93-0995165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Number of shares of common stock outstanding as of August 10, 2007: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues	$5,278	$5,118	$10,180	$20,347

Costs and expenses:
Direct operating	4,352	3,764	8,278	11,529
Selling, general and administrative	3,670	5,241	7,432	12,347
Depreciation and amortization	543	1,120	1,157	2,355
Restructuring charges	427	761	909	5,777
	8,992	10,886	17,776	32,008

Loss from operations	(3,714)	(5,768)	(7,596)	(11,661)

Other income, net	63	225	228	412

Loss before income taxes	(3,651)	(5,543)	(7,368)	(11,249)
Income tax expense (benefit)	13	50	(2)	50

Net loss	$(3,664)	$(5,593)	$(7,366)	$(11,299)

Net loss per common share:
Basic	$(.59)	$(.90)	$(1.81)	$(1.81)
Diluted	$(.59)	$(.90)	$(1.81)	$(1.81)

Weighted average shares outstanding:
Basic	6,233	6,233	6,233	6,233
Diluted	6,233	6,233	6,233	6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(In thousands, except share amounts)	2007	2006

Assets

Current assets:
Cash and cash equivalents	$5,521	$11,965
Restricted cash	4,741	4,741
Accounts receivable, net	2,637	2,179
Prepaid costs and other current assets	829	961

Total current assets	13,728	19,846

Furniture, fixtures and equipment, net	2,107	3,014
Intangible assets, net	4,364	4,666
Other assets	86	86

Total assets	$20,285	$27,612

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$530	$983
Accrued liabilities	1,581	1,685
Accrued payroll and related costs	2,688	3,898

Total current liabilities	4,799	6,566

Other long-term liabilities	443	470

Total liabilities	5,242	7,036

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 1,385 shares authorized, 220 and 0 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, liquidation preference of $2,200,000 plus unpaid dividends of $0	1,813	—
Common stock, no par value; 50,000,000 shares authorized, 6,233,326 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	120,087	120,067
Accumulated deficit	(106,857)	(99,491)

Total shareholders’ equity	15,043	20,576

Total liabilities and shareholders’ equity	$20,285	$27,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In thousands)	2007	2006

Cash flows from operating activities:
Net loss	$(7,366)	$(11,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,157	2,355
Loss on disposal of fixed assets	90	1,120
Deferred rent	(28)	(180)
Stock compensation expense	20	—
Changes in certain assets and liabilities:
Accounts receivable	(458)	8,237
Prepaid costs and other assets	139	(344)
Accounts payable and other liabilities	(1,767)	(3,251)

Net cash used in operating activities	(8,213)	(3,362)

Cash flows from investing activities:
Decrease in cash restricted to secure letter of credit	—	700
Capital expenditures	(57)	(199)
Proceeds from sale of assets	13	817

Net cash (used in) provided by investing activities	(44)	1,318

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	1,813	—

Net cash provided by financing activities	1,813	—

Net decrease in cash and cash equivalents	(6,444)	(2,044)

Cash and cash equivalents, beginning of period	11,965	17,769

Cash and cash equivalents, end of period	$5,521	$15,725

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$18	$47

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

Stock compensation expense recognized in accordance with SFAS No. 123R for both the three and six month periods ended June 30, 2007 was approximately $20,000.  Stock compensation expense was not material to the financial statements for the three and six month periods ended June 30, 2006.  The effect of recording stock-based compensation on basic and diluted earnings per share for the three and six month periods ended June 30, 2007 and 2006 was not material to our per share loss in those periods.  Costs related to stock-based compensation are recorded in selling, general, and administrative expenses in the statement of operations.

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

Recent Accounting Pronouncements.

In February 2007, the  Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings.  Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 is effective upon a company’s adoption of FIN 48.  See further discussion of FIN 48 below.  FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

2.     Restructuring Charges and Exit Activities

In the second quarter and first six months of 2007, we have continued to focus our efforts on reducing our operating costs and establishing long-term viability and stability for the Company.  To that end, we incurred approximately $427,000 and $909,000 of restructuring expenses during the second quarter and first six months of 2007, respectively, primarily associated with one-time termination benefits related to head-count reductions and other costs primarily associated with efforts to select and engage a strategic advisor to pursue operational, strategic, and financial alternatives.

In the first six months of 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel in March 2006.  We closed 13 call centers and significantly reduced the number of call center and administrative employees and recorded restructuring charges in the second quarter and first six months of 2006 totaling $761,000 and $5.8 million, respectively.

Costs incurred in our restructuring activities during the second quarter and first six months of 2007 are shown in the following table (in thousands).

Major cost type	Three months ended June 30, 2007	Six months ended June 30, 2007

One-time termination benefits	$35	$148
Lease termination costs	(15)	9
Other	407	752
	$427	$909

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time
	termination benefits	Lease termination costs	Other	Total

Balance at January 1, 2007	$520	$192	$—	$712
Provisions	113	24	345	482
Payments	(633)	(74)	(345)	(1,052)
Adjustments	—	—	—	—
Balance at March 31, 2007	—	142	—	142
Provisions	35	(15)	407	427
Payments	(17)	(45)	(407)	(469)
Adjustments and non-cash items	—	(82)	—	(82)
Balance at June 30, 2007	$18	$—	—	$18

We may undertake additional restructuring and/or consolidation efforts in the future that would cause us to incur additional restructuring charges.

3.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding.  Diluted net loss per share reflects the potential dilution that could occur if outstanding options to purchase common stock were exercised or converted into common stock.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.  For all periods presented in these financial statements, the calculation of weighted-average outstanding shares is the same on both a basic and diluted basis because inclusion of potential common shares would be anti-dilutive.

Options to purchase approximately 533,000 and 606,000 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.     Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At June 30, 2007, we had one letter of credit outstanding in the amount of $4,741,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2008.  In August 2007, the benefactor of the letter of credit agreed to a reduction in the amount of the letter of credit to $3.0 million based on lower than expected workers’ compensation claims.  The result will be a reduction in the restricted cash balance and certificate of deposit securing the letter which will release $1.7 million of funds for use by the Company.

5.     Significant Events

Financing arrangement

On June 5, 2007, the Company entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company and Columbia Ventures Corporation (“Columbia”) and Everest Special Situations Fund L.P. (“Everest”, together with Columbia, the “investors”).  Pursuant to the Purchase Agreement, on June 5, 2007, the Company issued to the investors (i) 220 shares of its newly authorized Series A Convertible Preferred Stock, no par value (the “convertible preferred stock”), at a stated value of $10,000 per share, (ii) Stock Purchase Warrants to purchase an additional 77 shares of the convertible preferred stock at an exercise price of $10,000 per share of convertible preferred stock (the “warrants”) and (iii) Senior Secured Convertible Revolver Bridge Notes having a maximum principal amount of $7,800,000 and, subject to approval of the Company’s shareholders, convertible into shares of convertible preferred stock (the “notes” and together with the convertible preferred stock and the warrants, the “securities”).  The issuance of the convertible preferred stock and warrants upon conversion of the notes pursuant to the Purchase Agreement is subject to certain closing conditions.  The Company received $2.2 million in gross proceeds in the initial closing, and the aggregate consideration to be received by the Company upon issuance of all of the convertible preferred stock and warrants in the second closing, assuming conversion of the notes, will be an additional $7.8 million.

The convertible preferred stock is convertible into shares of the Company’s common stock at an initial conversion price of $1.78 per share.  At the initial conversion price, the 220 shares of convertible preferred stock are convertible into an aggregate of 1,235,955 shares of the Company’s common stock and, if the warrants are exercised in full, the additional 77 shares of convertible preferred stock will be convertible into an aggregate of 432,584 shares of common stock.  In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios the Company had evaluated if the convertible preferred stock had a beneficial conversion feature as the conversion price was less than the fair value of the Company’s common stock on the measurement date.  Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was approximately $334,000.  Accordingly, pursuant to EITF Issue No. 98-5, since the preferred stock is not immediately convertible, the Company will record a return to the preferred shareholders on the Series A convertible preferred stock over the minimum period from the date of issuance to the date at which the preferred shareholders can realize that return (that is, through the date of earliest conversion or August 5, 2007) using the effective yield method. The Company has not allocated a fair value to the 77 warrants issued due to the fact that shareholder approval is required before the holders can exercise these warrants.

The notes have a four-month term and accrue interest due at maturity at 13% per annum on outstanding amounts.  Funds available under the notes may be drawn by the Company only when its non-restricted cash balance falls below $3 million and the amount that can be drawn may not exceed the amount necessary to raise the Company’s non-restricted cash balance to $3.5 million.  No amounts have yet been drawn under the Notes.  Immediately following shareholder approval of the issuance of the additional shares, the Company will draw down the full remaining principal amount of the notes and all the notes will immediately be converted into 780 shares of convertible preferred stock.  Any accrued interest will also convert into convertible preferred stock.  The Company has granted a security interest in certain of its assets as security for repayment of amounts outstanding under the notes.  If the Company’s shareholders fail to approve the issuance of the additional shares, any amounts outstanding under the notes will become immediately due and payable.

The number of shares of convertible preferred stock that can be purchased on exercise of the warrants represents 35% of the amount invested in convertible preferred stock at the initial closing and, subject to shareholder approval, 35% of the amounts invested in Preferred Stock upon conversion of the notes.  Subject to shareholder approval, the warrants issued at the initial closing are exercisable for an aggregate of 77 shares of convertible preferred stock and the warrants to be issued upon conversion of the principal amount of the notes will be exercisable for an aggregate of 273 shares of convertible preferred stock.  The warrants have a term of two years and an initial all cash exercise price of $10,000 per share.  If all of the convertible preferred stock (including the convertible preferred stock issuable on conversion of the notes) is converted into shares of common stock, the warrants will be exchanged for warrants to purchase common stock.  No value has been allocated to the warrants in this transaction because the Company’s evaluation has determined the amount that would be allocated is not material.  Holders of common shares of the Company will vote on a proposal to approve the sale of securities to the investors at the Company’s annual meeting to be held on August 14, 2007.

In connection with the sale of the securities to the investors, the Company entered into a Registration Rights Agreement with the investors dated as of June 5, 2007 (the “Registration Rights Agreement”), which requires the Company to use its best efforts to register on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issuable upon conversion of the convertible preferred stock (including those shares of convertible preferred stock issuable on exercise of warrants).  Under the Registration Rights Agreement, the Company was required to file a registration statement covering such shares of common stock within 30 days from the date of the Purchase Agreement, subject to extension upon certain conditions.  The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock (including shares of convertible preferred stock issuable on exercise of warrants or conversion of the notes).

Nasdaq listing issues

On June 27, 2007, the Company received a Nasdaq Staff Deficiency Letter informing the Company that the Company no longer complies with Nasdaq’s audit committee requirements for continued listing as set forth in Marketplace Rule 4350.  Marketplace Rule 4350(d)(2)(A) requires that the audit committee of each Nasdaq issuer have at least three members, each of whom, among other things, must be independent as defined under Marketplace Rule 4200(a)(15) and meets the criteria for independence set forth in SEC Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Currently, the Audit Committee of the Company is comprised of two independent members.

The letter states that the Company will be provided a cure period in order to regain compliance until the earlier of its next annual shareholders’ meeting or June 5, 2008; or if the next annual shareholders’ meeting is held before December 3, 2007, then the Company must evidence compliance no later than December 3, 2007. The letter also states that, in the event the Company does not regain compliance within this period, the Company will be provided written notification that the Company’s securities will be delisted.

The Company’s Board of Directors intends to take the necessary action to appoint an independent member to the Audit Committee within the cure period provided so as to maintain continued Nasdaq listing.

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

Termination of the Services Agreement has had, and will continue to have, a significant adverse impact on our results of operations and cash flows and raises doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  We expect to meet our cash requirements in 2007 using our existing cash and cash equivalents and, if approved by shareholders, proceeds from the sale of additional convertible preferred stock.

Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds (as indicated by the financing arrangement discussed above) in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Significant new contract.

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  Under the Agreement, we are a preferred directory assistance provider for “1-800-FREE411”.  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives.  The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period.  Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services.  The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated.  Jingle accounted for approximately 42% and 39% of our revenue in the second quarter and first six months of 2007, respectively.

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

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant is $2.42, which is equal to 115% of the average closing price per share of our common stock over the 20 consecutive trading days ending the last trading day prior to July 1, 2007.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.

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

Each carrier customer establishes its own directory assistance fee structure for its subscribers.  Wireless subscribers typically pay fees ranging from $1.25 to $1.99 plus airtime charges for our services.  We bear no subscriber collection risk with respect to carrier subscribers; however, there may be collection risk to the extent growth and profitability in the telecommunications industry decreases and to the extent we provide services to other types of customers.

We charge our carrier customers on a per call basis.  Prices for services provided to other types of customers, including businesses, governmental units or customers who receive our services in electronic form, may vary based on the nature of the service, volume and other circumstances.

As discussed in note 5 to the Condensed Consolidated Financial Statements (Unaudited), as a result of the termination of contracts with significant customers, the Company has experienced significant financial losses and reduction of cash flows over the last several years.  It is likely that additional losses will be incurred during parts or all of 2007.  Such customer losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows and these events and issues raise doubt as to whether we can continue to operate as a going concern.  We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds (as indicated by the financing arrangement discussed in note 5 to the Condensed Consolidated Financial Statements (Unaudited)) in order to maintain adequate liquidity, although we cannot provide assurance that financing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Significant Events

Restructuring.

In the second quarter and first six months of 2007, we have continued to focus our efforts on reducing our operating costs and establishing long-term viability and stability for the Company.  To that end, we incurred approximately $427,000 and $909,000 of restructuring expenses during the second quarter and first six months of 2007, respectively, primarily associated with our efforts to select and engage a strategic advisor to pursue operational, strategic, and financial alternatives and one-time termination benefits related to certain corporate head-count reductions.

Subsequent event.

At June 30, 2007, we had one letter of credit outstanding in the amount of $4,741,000 related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This letter of credit expires in April 2008.  In August 2007, the benefactor of the letter of credit agreed to a reduction in the amount of the letter of credit to $3.0 million based on lower than expected workers’ compensation claims.  The result will be a reduction in the restricted cash balance and certificate of deposit securing the letter which will release $1.7 million of funds for use by the Company.

Other significant events.

See note 5 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for a discussion of the financing arrangement, Nasdaq listing issues, termination of contract, and significant new contract.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	82.5	73.5	81.3	56.7
Selling, general and administrative costs	69.5	102.4	73.0	60.7
Depreciation and amortization	10.3	21.9	11.4	11.6
Restructuring charges	8.1	14.9	8.9	28.4
Loss from operations	(70.4)	(112.7)	(74.6)	(57.3)
Other income, net	1.2	4.4	2.2	2.0
Loss before income taxes	(69.2)	(108.3)	(72.4)	(55.3)
Income tax expense (benefit)	0.2	1.0	0.0	0.2
Net loss	(69.4)%	(109.3)%	(72.4)%	(55.5)%

Comparison of second quarter 2007 to second quarter 2006

Revenues increased 3.1% to $5.3 million from $5.1 million due primarily to an increase in call volume to 28.9 million from 18.4 million calls.  Call volume increases resulted from greater volume from most existing customers as well as from new volume from customer contracts signed in the last year.  Increased revenue from higher call volume was offset by a lower average revenue per call.  Average revenue per call was approximately $0.20 and $0.26 in the second quarter of 2007 and 2006, respectively, reflecting the change in call volume mix and competitive pressures.

Direct operating costs consist of salaries, wages, benefits and payroll taxes relating to call center personnel plus the costs of listings data and content acquisition.  These costs increased 15.6% to $4.4 million from $3.8 million.  This increase was primarily due to higher personnel and data costs associated with servicing greater call volumes.  The increased cost of servicing nearly double the volume from the prior year was partially offset by a decrease of approximately 13% in the average hourly fully loaded labor rate for servicing those calls.  As a percentage of revenues, direct operating costs increased to approximately 82.5% from 73.5% in the second quarter of 2007, primarily resulting from the decrease in the average revenue per call.

Selling, general and administrative costs decreased 30.0% to $3.7 million from $5.2 million.  This decrease resulted primarily from reductions in personnel and associated costs of approximately $700,000 and network, systems and facilities-related costs of approximately $800,000.  As a percentage of revenues, selling, general and administrative costs decreased to 69.5% from 102.4% due to the above noted cost reductions.

Depreciation and amortization expense decreased 51.5% to $ 543,000 from $1.1 million.  The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced.  Depreciation and amortization decreased to 10.3% from 21.9% of revenue as a result of our reduced operations facilities in place.

Restructuring charges in the quarter ended June 30, 2007 were $427,000 and consisted primarily of one-time termination benefits related to head-count reductions and other costs primarily associated with efforts to select and engage a strategic advisor to pursue operational, strategic, and financial alternatives.  Net restructuring costs were $761,000 in the second quarter of 2006 and consisted primarily of one-time termination benefits for employees of approximately $382,000, dismantling costs related to the closed call centers of approximately $290,000, and loss on disposal of assets of approximately $935,000.  In addition, during the second quarter of 2006, we settled or otherwise disposed of lease obligations of several closed call centers.  As a result of these settlement activities, we incurred actual costs that were $846,000 lower than the amounts we had previously accrued for those lease obligations.

Other income was $63,000 and $225,000 in the second quarter of 2007 and 2006, respectively, and consisted primarily of interest income earned on cash and cash equivalents.  The reduction in interest income was due to a decrease in cash available for investing.

Because of our operating losses in the second quarters of 2007 and 2006, we recorded no federal income tax expense.  We did, however, record approximately $13,000 and $50,000 of state income taxes in the second quarter of 2007 and 2006, respectively.  We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized.  Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $10.3 million in cash and cash equivalents and restricted cash (including $4.7 million of restricted cash) compared to approximately $16.7 million (including $4.7 million of restricted cash) at December 31, 2006.  As noted above under “Financing arrangement” in note 5 of the Notes to the Condensed Consolidated Financial Statements (Unaudited), in June 2007 we issued preferred stock under that arrangement and received approximately $1.8 million (net of costs of the transaction).  Including the cash received in the financing arrangement, our operations consumed approximately $8.2 million of cash in the first six months of 2007 primarily from net operating losses and restructuring costs.  Management’s goal is to restructure our operations to achieve positive, sustainable cash flow and earnings and we believe we have made significant progress toward that goal.  There can be, however, no assurances that our cash resources will be sufficient to achieve that goal in the near term or ever.

Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value.  We have no outstanding debt.

Cash flow from operations.  Net cash used in operations was $8.2 million in the first six months of 2007 compared to net cash used in operations of $3.4 million in the first six months of 2006.  This difference of approximately $4.8 million resulted primarily from a net decrease in cash received from customers of approximately $18.9 million partially offset by net decreases in cash paid to or on behalf of employees of $7.0 million, cash paid to suppliers of $3.0 million, and cash paid for restructuring activities of $3.9 million.

Cash flow from investing activities.  Cash used in investing activities was $44,000 in the first six months of 2007 resulting primarily from capital expenditures.  Cash provided by investing activities was $1.3 million in the first six months of 2006, primarily resulting from receipt of proceeds from the sale of assets and a reduction in cash used to secure a letter of credit related to our workers’ compensation program partially offset by cash used for capital purchases.

Cash flow from financing activities.  Cash flow from financing activities was $1.8 million in the first six months of 2007 resulting from the financing transaction noted above.  Cash flow from financing activities was not significant in the first six months of 2006.

Future capital needs and resources.  The primary uses of our capital in the near future are expected to be primarily for working capital.  We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Cash on hand (including restricted cash) and short-term investments at June 30, 2007 was approximately $10.3 million  and, if approved by shareholders at our annual meeting on August 14, 2007, the financing transaction noted above will provide additional cash of approximately $7.8 million.  In addition, in August 2007, the benefactor of the letter of credit securing our workers’ compensation program has agreed to a reduction in the amount of the letter of credit of approximately $1.7 million based on lower than expected claims.  The result will be a reduction in the letter of credit and the restricted cash and certificate of deposit securing the letter which will release those funds for use in our operations.  However, our operations and future activities, including additional restructuring efforts, if any, will likely reduce available cash.

We have experienced net losses in each of the quarterly and annual periods since the second quarter of 2003.  Our independent registered public accounting firm included a going concern explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2006.  We, however, expect to meet our cash requirements in the remainder of 2007and beyond using our existing cash and cash equivalents, and if approved by shareholders, cash received from the pending financing transaction.

Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In such event, we may attempt to establish borrowing arrangements or otherwise raise funds in order to maintain adequate liquidity.  The financing transaction discussed above requires shareholder approval and as of the date of this filing, such approval has not yet been obtained.  We cannot provide assurance that the financing transaction will be approved by our shareholders or that other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to the plan or obtain additional financing, we may be forced to cease operations.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to the Condensed Consolidated Financial Statements (Unaudited)), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

Accounts receivable. Our wholesale customer base has primarily consisted of large wireless telephone carriers in the United States.  As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers.  We have not experienced significant collection issues or write-offs related to these customers.  Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results.  In addition, our data services business is generating receivables from customers that may not be as financially stable as our large carrier customers which to date has not, but may in the future, expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets and intangibles.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of the decision by Nextel to terminate its contract with us, as discussed under Significant Events above, and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2006.

Self-insurance reserves.  In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At June 30, 2007, we have reserved approximately $1.3 million and $160,000 related to these self-insured workers’ compensation and medical programs, respectively.  While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At June 30, 2007 and 2006, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In February 2007, the  Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the company’s choice to use fair value on its earnings.  Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In May 2007, the FASB issued FSP FIN 48-1, Definition of a Settlement in FASB Interpretation No. 48
(“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 is effective upon a company’s adoption of FIN 48.  See further discussion of FIN 48 below.  FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for our fiscal year beginning January 1, 2007.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring the fair value of assets and liabilities.  This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value.  SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities.  However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at June 30, 2007 and were redeemable on a daily or monthly basis.  Therefore, the fair market value of these investments is not materially affected by changes in market interest rates.  All of the underlying investments in the money market fund had maturities of three months or less.  A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The risks described below should be carefully considered.  These risks are not the only ones that we may face.  Additional issues and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us  If any of the following risks occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected.

Risks Related to Our Company

We have a history of losses and negative cash flows on a quarterly and annual basis, and may experience additional losses from operations, which raises doubt about our ability to continue as a going concern.

We have experienced net losses in each of the quarterly and annual periods since the first quarter of 2003.  In the years ended December 31, 2006 and 2005, we incurred losses of $19.2 million and $39.8 million, respectively.  In the first six months of 2007, we incurred losses of $7.4 million.  At December 31, 2006, we had working capital of approximately $13.3 million, and at June 30, 2007, we had working capital of approximately $8.9 million, including $1.8 million (net of transaction costs) from the first phase of the financing transaction.  Even if we obtain the additional $7.8 million of gross proceeds from the financing transaction, we will need to generate additional revenue and continue to decrease our expenditures to achieve profitability.  We can give no assurance that we will achieve sufficient revenue or reduce expenditures to be profitable on a quarterly or annual basis in the future.  These factors, among others, raise doubt about our ability to continue as a going concern.  Even if we do ultimately achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis.

We will likely need additional capital in the future, and it may not be available.

Our unrestricted cash balances at December 31, 2006 and June 30, 2007, were approximately $12.0 million and $5.5 million (including $1.8 million, net of financing costs, from the first phase of the financing transaction), respectively.  In addition, we have obtained access to an additional $1.7 million of restricted cash as discussed above under “Subsequent event.”  Although we received gross proceeds of $2.2 million in the first closing of the financing transaction, there can be no assurance that our shareholders will approve the issuance of the additional shares in that financing transaction and that we will receive the additional $7.8 million.  Unless a realistic alternative should materialize, our inability to obtain these additional funds will most likely lead to an eventual wind-down of the business and liquidation.

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

We have taken steps to restructure certain aspects of our business, including closing call centers, reducing our work force, discontinuing our Infone retail service, and renegotiating existing agreements with customers.  We may be forced to take additional steps to lower our costs.  However, restructuring (for example severing employees and terminating leases) takes resources and time to implement.  There can be no assurance that we will be successful in lowering our costs further or otherwise implementing the restructuring.  There can also be no assurance that following any restructuring we will have sufficient cash reserves to achieve profitability.  Furthermore, any restructuring could have a material adverse impact on our ability to execute on our business plan.

We have contracts with a limited number of customers.  If we fail to extend these contracts or sign new ones, or if these contracts are terminated prior to their expiration, our business could be adversely affected.

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

•                  Lack of market acceptance or delays or increased development costs related to the introduction of our services or features; and

•                  General economic conditions.

For these reasons, investors should not rely on period-to-period comparisons of our financial results as an indication of any future results.  Our future operating results could fall below the expectations of securities industry analysts or investors.  Any such shortfall could result in a decline in the market price of our common stock.  Fluctuations in our operating results and cash flows would likely increase the volatility of our common stock price.

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

Risks Related to Our Common Stock

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq Capital Market continued listing requirements.

Failure to achieve continued listing on the Nasdaq Capital Market will likely impact our ability to raise additional capital.  Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006 because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. In July, 2006 we effected a one-for-four reverse stock split and regained compliance with the Nasdaq listing requirements.  However, on June 27, 2007, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s audit committee requirements for continued listing as set forth in Marketplace Rules 4350.  The resignation of Mr. Murray Swanson from the Audit Committee in connection with the financing transaction resulted in our Audit Committee having less than Nasdaq’s audit committee requirement of three independent members.  The letter stated that, consistent with Marketplace Rule 4350(d)(4), we will be provided a cure period until the earlier of our next annual shareholders’ meeting or June 5, 2008, or, if the next annual shareholders meeting is held before December 3, 2007, then no later than December 3, 2007, in order to regain compliance.  The letter also stated that, in the event we do not regain compliance within this period, the Staff will provide written notification that our securities will be delisted. It is the intention of our Board of Directors to take the necessary action to appoint an independent member of the Audit Committee within the cure period provided so as to maintain continued Nasdaq listing.  However, if we were unable to appoint an independent member of the Audit Committee within the cure period and our common stock were delisted from the Nasdaq Capital Market, the market liquidity of our common stock could be reduced and an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

Our common stock price is volatile.

The market price of our common stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors.  These factors include, among others, low trading volume, our quarterly and annual operating results and the following:

•                  Announcements of extensions, expirations or changes in our contracts and the effects on our call centers and infrastructure of such activities;

•                  Announcements relating to material events concerning our customers;

•                  Actual or anticipated variations in our results of operations and liquidity;

•                  Securities filings or other public announcements by our large shareholders;

•                  Announcements of new product initiatives or growth strategies; and

•                  General market conditions.

From January 1, 2006 through December 31, 2006, our common stock price fluctuated, on a post one-for-four reverse stock split basis, from a low of $1.32 per share to a high of $3.77 per share, and has on several occasions fluctuated more than 10% during a trading day.  From January 1, 2007 through June 30, 2007, our common stock price fluctuated, from a low of $1.85 per share to a high of $2.69 per share.  These trading prices may change significantly and arbitrarily.  In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock.  General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

The issuance of securities in the financing transaction will substantially reduce the relative equity ownership and influence of all other shareholders, which may put downward pressure on the trading price of our common stock.

On June 5, 2007, we closed the initial portion of a private financing transaction with Columbia and Everest.  Each of the investors held shares of our common stock prior to this financing transaction.  If our shareholders approve the issuance of additional shares in connection with the financing transaction, the investors will acquire a substantially greater equity ownership and the additional ownership will dilute our other existing shareholders.  If all the convertible preferred stock issued in the initial portion of the financing transaction were to be converted into common stock at the initial conversion price of $1.78 per share, our existing shareholders (exclusive of the investors in the financing transaction) would hold approximately 41.8% of our common stock, and Columbia and Everest would hold approximately 44.4% and 3.8% of our common stock, respectively.

The holders of convertible preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of a liquidation and certain other events.  Our existing shareholders will also have less influence on our affairs and the ability to control major corporate decisions.  Columbia will be our largest shareholder with approximately 41.8% of the total voting power of our outstanding capital stock, before giving effect to the conversion of convertible preferred stock into common stock or the exercise of the warrants.  As a result of the first closing and for so long as at least 203, but less than 540, shares of convertible preferred stock are outstanding, the holders of convertible preferred stock are entitled to elect two members of our Board.  After the second closing and for so long as at least 540 shares of convertible preferred stock are outstanding, the holders of convertible preferred stock will be entitled to elect a majority of the members of our Board.

Accordingly, the investors in the financing transaction will have significant influence over matters submitted to our shareholders, including potential change-of-control transactions.  Their interests may be different from your interests, and they may be in a position to influence us to act in a way inconsistent with the interests of public shareholders generally.  This concentration of voting power may deter other companies from seeking to acquire us, which might depress the market price of our common stock.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recover their investment or make a profit.

ITEM 6.  EXHIBITS

(a)          Exhibits

3.1	Articles of Amendment to the Third Restated Articles of Incorporation of the Company*

3.2	Certificate of Amendment to the Amended and Restated Bylaws of the Company*

4.1	Form of Series A Convertible Preferred Stock Certificate*

4.2	Form of Stock Purchase Warrant*

4.3	Form of Senior Secured Convertible Revolver Bridge Note*

10.1	Securities Purchase Agreement, dated June 5, 2007, by and between the Company and the investors signatory thereto*

10.2	Registration Rights Agreement, dated June 5, 2007, by and between the Company and the investors signatory thereto*

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*                 Incorporated herein by reference to Metro One’s Current Report on Form 8-K dated June 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2007
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ William K. Hergenhan
William K. Hergenhan
Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)