Form 10-Q
period 2007-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2007-11-14
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares of common stock outstanding as of November 10, 2007: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006

Revenues	$4,198	$5,205	$14,378	$25,553

Costs and expenses:
Direct operating	3,724	3,789	12,002	15,319
Selling, general and administrative	3,583	4,465	11,016	16,813
Depreciation and amortization	514	686	1,670	3,040
Restructuring charges	221	453	1,130	6,230
	8,042	9,393	25,818	41,402

Loss from operations	(3,844)	(4,188)	(11,440)	(15,849)

Other income, net	69	187	297	599

Loss before income taxes	(3,775)	(4,001)	(11,143)	(15,250)
Income tax (benefit) expense	(6)	—	(8)	50

Net loss	$(3,769)	$(4,001)	$(11,135)	$(15,300)

Net loss per common share:
Basic	$(.60)	$(.64)	$(1.79)	$(2.45)
Diluted	$(.60)	$(.64)	$(1.79)	$(2.45)

Weighted average shares outstanding:
Basic	6,233	6,233	6,233	6,233
Diluted	6,233	6,233	6,233	6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2007	2006

Assets

Current assets:
Cash and cash equivalents	$11,267	$11,965
Restricted cash	3,000	4,741
Accounts receivable, net	2,621	2,179
Prepaid costs and other current assets	705	961

Total current assets	17,593	19,846

Furniture, fixtures and equipment, net	1,730	3,014
Intangible assets, net	4,210	4,666
Other assets	84	86

Total assets	$23,617	$27,612

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$692	$983
Accrued liabilities	1,595	1,685
Accrued dividends preferred stock	128	—
Accrued payroll and related costs	2,405	3,898

Total current liabilities	4,820	6,566

Other long-term liabilities	381	470

Total liabilities	5,201	7,036

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 1,385 shares authorized 1,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $10,000 plus cumulative unpaid dividends of $127	9,070	—
Preferred stock discount and beneficial conversion feature	3,472	—

Common stock, no par value; 50,000,000 shares authorized, 6,233,326 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	120,100	120,067
Accumulated deficit	(114,226)	(99,491)

Total shareholders’ equity	18,416	20,576

Total liabilities and shareholders’ equity	$23,617	$27,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30,
(In thousands)	2007	2006

Cash flows used in operating activities:
Net loss	$(11,135)	$(15,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,670	3,040
Loss on disposal of fixed assets	99	1,117
Deferred rent	(89)	56
Stock compensation expense	33	92
Changes in certain assets and liabilities:
Accounts receivable	(442)	9,146
Prepaid costs and other current assets	267	575
Accounts payable and other liabilities	(1,874)	(5,390)

Net cash used in operating activities	(11,471)	(6,664)

Cash flows from investing activities:
Decrease in cash restricted to secure letter of credit	1,741	1,144
Capital expenditures	(60)	(233)
Proceeds from sale of assets	22	817

Net cash provided by investing activities	1,703	1,728

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	9,070	—

Net cash provided by financing activities	9,070	—

Net decrease in cash and cash equivalents	(698)	(4,936)

Cash and cash equivalents, beginning of period	11,965	17,769

Cash and cash equivalents, end of period	$11,267	$12,833

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$8	$109

Non-cash financing activities:

For the three and nine month periods ended September 30, 2007, the Company accrued approximately $128 of liability to accumulated dividends payable on the convertible preferred stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared by Metro One Telecommunications, Inc. in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. Accordingly, certain financial information and footnotes have been omitted or condensed. In the opinion of management, the condensed financial statements include all adjustments necessary for a fair presentation of the results for the interim periods. These condensed consolidated financial statements and notes thereto should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the interim periods shown in this report are not necessarily indicative of results for future interim periods or the entire fiscal year.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), under which compensation expense is recognized in the condensed consolidated statement of operations for the fair value of employee stock-based compensation. We elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R. The modified-prospective transition method requires that stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method. Compensation expense is recognized over the requisite service (vesting) period using the straight-line attribution method.

Stock compensation expense recognized in accordance with SFAS No. 123R for the three and nine month periods ended September 30, 2007 was approximately $12,000 and $33,000, respectively. Stock compensation expense recorded was approximately $92,000 for both the three and nine month periods ended September 30, 2006. The effect of recording stock-based compensation on basic and diluted earnings per share for the three and nine month periods ended September 30, 2007 and 2006 was not material to our per share loss in those periods. Costs related to stock-based compensation are recorded in selling, general, and administrative expenses in the statements of operations.

Options to purchase our common stock are granted at prices equal to or greater than the fair market value on the date of grant. Options granted to directors generally vest immediately while options granted to employees generally vest and become exercisable quarterly over a four year period. All options generally expire ten years from the date of the grant.

We estimate the fair value of stock options using the Black-Scholes option pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, and the risk-free interest rate over the option’s expected term and our expected annual dividend yield. The expected option term represents the estimated time until exercise and is based on our historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior. The expected stock price volatility is based on the historical volatility of our stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. We have not yet paid a dividend, and thus the dividend yield is 0.0%. Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and our experience.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

Recent Accounting Pronouncements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 is effective upon a company’s adoption of FIN 48.  See further discussion of FIN 48 below.  FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our fiscal year beginning January 1, 2007. The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

2.             Restructuring Charges and Exit Activities

In the third quarter and first nine months of 2007, we have continued to focus our efforts on reducing our operating costs and establishing long-term viability and stability. To that end, we incurred approximately $221,000 of restructuring expenses in the third quarter of 2007, which consisted primarily of payments to our strategic advisors for assistance with our operational, strategic and financial initiatives. During the first nine months of 2007, we incurred approximately $1.1 million of restructuring expenses primarily associated with one-time termination benefits related to head-count reductions as well as other costs primarily associated with efforts to select and engage our strategic advisors.

In the first nine months of 2006, we undertook significant restructuring activities, due primarily to the loss of a major customer. We closed 13 call centers and significantly reduced the number of call center and administrative employees and recorded restructuring charges in the third quarter and first nine months of 2006 totaling $453,000 and $6.2 million, respectively.

Costs incurred in our restructuring activities during the third quarter and first nine months of 2007 are shown in the following table (in thousands).

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Major cost type

One-time termination benefits	$13	$161
Lease termination costs	(1)	8
Consulting, professional and other fees	209	961
	$221	$1,130

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown (in thousands):

	One-time
	termination benefits	Lease termination costs	Other	Total

Balance at January 1, 2007	$520	$192	$—	$712
Provisions	113	24	345	482
Payments	(633)	(74)	(345)	(1,052)
Adjustments	—	—	—	—
Balance at March 31, 2007	$—	$142	$—	$142
Provisions	35	(15)	407	427
Payments	(17)	(45)	(407)	(469)
Adjustments and non-cash items	—	(82)	—	(82)
Balance at June 30, 2007	$18	$—	$—	$18
Provisions	13	(1)	209	221
Payments	—	—	(209)	(209)
Adjustments and non-cash items	—	1	—	1
Balance at September 30, 2007	$31	$—	$—	$31

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

Options to purchase approximately 513,000 and 568,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.  In addition, shares resulting from conversion of convertible preferred stock and warrants described in Note 5 under “Financing arrangement” below were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

4.             Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business. We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At September 30, 2007, we had one letter of credit outstanding in the amount of $3,000,000 related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This letter of credit expires in March 2008. In August 2007, the benefactor of the letter of credit agreed to a reduction in the amount of the letter of credit from $4.7 million to $3.0 million based on lower than expected workers’ compensation claims. The result was a reduction in the restricted cash balance and certificate of deposit securing the letter which released $1.7 million of funds for our use.

5.             Significant Events

Financing arrangement

On June 5, 2007, we entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Metro One and Columbia Ventures Corporation (“Columbia”) and Everest Special Situations Fund L.P. (“Everest”, together with Columbia, the “investors”).  Pursuant to the Purchase Agreement, on June 5, 2007, we issued to the investors (i) 220 shares of its newly authorized Series A Convertible Preferred Stock, no par value (the “convertible preferred stock”), at a stated value of $10,000 per share, (ii) Stock Purchase Warrants to purchase an additional 77 shares of the convertible preferred stock at an initial exercise price of $10,000 per share of convertible preferred stock (the “warrants”) and (iii) Senior Secured Convertible Revolver Bridge Notes having a maximum principal amount of $7,800,000 and, subject to approval of our shareholders, convertible into shares of convertible preferred stock (the “notes” and together with the convertible preferred stock and the warrants, the “securities”). We received $2.2 million in gross proceeds in the initial closing.

At the annual meeting of shareholders held on August 14, 2007, the holders of our common stock approved, among other things, the issuance of additional shares in the financing, permitting the second closing to take place. At a second closing held on August 15, 2007, we drew down the maximum principal amount of $7.8 million under the notes, and the notes were immediately converted into 780 shares of convertible preferred stock and the security interest we granted in certain of our assets as security for repayment of the notes was released. No amounts had been drawn under the notes prior to the second closing. In addition, we issued warrants to the investors for the purchase of an additional 273 shares of convertible preferred stock at an initial exercise price of $10,000 per share. We received $7.8 million in gross proceeds at the second closing.

The number of shares of convertible preferred stock that can be purchased on exercise of the warrants represents 35% of the number of shares of convertible preferred stock issued in the financing. The warrants are currently exercisable over a two year period at an initial all cash exercise price of $10,000 per share. If all of the convertible preferred stock issued to the investors is converted into shares of common stock, the warrants will be exchanged for warrants to purchase common stock.

At the initial conversion price, the 1,000 shares of convertible preferred stock currently outstanding are convertible into an aggregate of 5,617,977 shares of our common stock and, if the warrants are exercised in full, we will receive an additional $3.5 million and the 350 shares of convertible preferred stock purchased on exercise of the warrants will be convertible into an aggregate of 1,966,292 shares of common stock at the initial conversion price. A cumulative dividend of 4% is payable on each share of outstanding convertible preferred stock on June 5th of each year with the first dividend payment due on June 5th, 2008.

In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of June 5, 2007 (the “Registration Rights Agreement”), which requires us to use our best efforts to register on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issuable upon conversion of the convertible preferred stock (including those shares of convertible preferred stock issuable on exercise of warrants). Should it be determined that we are not eligible to register these shares on Form S-3, we will be required to register the shares on Form S-1 and will be required to file the Form S-1 within 60 days after it is determined that the Form S-3 registration is not available. Under the Registration Rights Agreement, as amended, we will incur penalties if, among other things, the Form S-3 registration statement is not declared effective by the Securities and Exchange Commission on or prior to December 3, 2007, or if the registration is on Form S-1, within 120 days after being first filed on Form S-1. The penalties, payable to the holders of the convertible preferred stock and warrants proportionately to their holdings, is 1.25% of the purchase price of the preferred stock (or $125,000) for each 30-day period during which the effectiveness of the registration statement is delayed beyond the applicable final date, which amount is prorated for any partial period of delay. Penalties may not exceed 20% of the purchase price of the preferred stock (or $2,000,000). The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock (including shares of convertible preferred stock issuable on exercise of warrants or conversion of the notes).

The convertible preferred stock is convertible into shares of our common stock at an initial conversion price of $1.78 per share.  In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios we had evaluated if the convertible preferred stock had a beneficial conversion feature as the conversion price was less than the fair value of our common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was approximately $1.7 million. The fair value of the warrants, also based on intrinsic value, was approximately $1.7 million.  These amounts are reflected on the balance sheet in the preferred stock discount and beneficial conversion feature.

Nasdaq listing issues

On June 27, 2007, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s audit committee requirements for continued listing as set forth in Marketplace Rule 4350. Marketplace Rule 4350(d)(2)(A) requires that the audit committee of each Nasdaq issuer have at least three members, each of whom, among other things, must be independent as defined under Marketplace Rule 4200(a)(15) and meets the criteria for independence set forth in SEC Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. Currently, our Audit Committee is comprised of two independent members.

We were advised in the letter that we will be provided a cure period in order to regain compliance until December 3, 2007. The letter also stated that, in the event we do not regain compliance within this period, we will be provided written notification that our securities will be delisted.

Our Board of Directors intends to take the necessary action to appoint an independent member to the Audit Committee within the cure period provided so as to maintain continued Nasdaq listing.

Termination of contract

In February 2005, we entered into a Master Services Agreement for Directory Assistance Services (the “Services Agreement”) with Nextel Operations, Inc., acting on behalf of certain affiliates (collectively “Nextel”) of Nextel Communications, Inc. The Services Agreement superseded our previous services agreement dated in June 1999. Under the Services Agreement, we agreed to provide directory assistance services to Nextel’s customers on a non-

exclusive basis, and Nextel could transition call volume away from us on short notice and/or terminate services entirely.

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

Termination of the Services Agreement and other customer losses has had, and will continue to have, a significant adverse impact on our results of operations and cash flows. We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in the fourth quarter of 2007 and parts or all of 2008. Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008. We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity. We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations. For the remainder of 2007, we expect to meet our cash requirements using our existing cash and cash equivalents including proceeds from our recently completed sale of convertible preferred stock.

Significant new contract

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”). Under the Agreement, we are a preferred directory assistance provider for “1-800-FREE411.”  In addition to per call charges, the Agreement includes financial commitments from Jingle based on call volume expansion and other financial incentives. The Agreement is for three years and will automatically renew annually for up to two additional years unless either party provides notice of termination at least 60 days prior to the commencement of such renewal period. Under the Agreement, as a preferred directory provider we will be allocated no fewer calls than any other vendor providing similar services. The Agreement provides that our status as a preferred provider may be terminated by Jingle but, in such event, the warrants described below will be terminated. Jingle accounted for approximately 18% and 33% of our revenue in the third quarter and first nine months of 2007, respectively. As a result of Jingle’s increased automation of its call volume in September 2007, revenues in October declined to $0. We do not expect to service additional Jingle calls for the remainder of 2007.

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock. The first warrant was for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share. The warrant was exercisable under the condition that Jingle meet certain revenue and payment thresholds through February 28, 2007. The revenue and payment targets were not met, and accordingly, the first warrant expired and terminated unexercised effective as of February 28, 2007.

The second warrant is for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised. The exercise price for the second warrant is $4.55, which was the July 1, 2006 book value of our common stock determined on the basis of our US GAAP financial statements. The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement. The second warrant terminates on July 1, 2009. Since we are not obligated to accept call volume from Jingle in any month that exceed by a certain percentage the call volume from Jingle in the immediately preceding month, unless we were to waive this limitation on increased call volume, Jingle will not be able to meet the revenue and payment thresholds necessary for the second warrant to become exercisable. Since Jingle did not meet the revenue targets necessary for the first warrants to become exercisable and it is not likely that they will meet the revenue targets for the second warrants to become exercisable, we have not recognized any expense amounts in our financial statements related to the value of the first or the second warrants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include the expiration or pricing of customer contracts, the successful execution of our cost reduction efforts and current business strategy, and our ability to generate cash from operations, and other risks, including those discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and those described in our other filings with the SEC, press releases and other communications. Any forward-looking statement in this report reflects our expectations at the time of this report only. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means. We contract primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), Incumbent Local Exchange Carriers (“ILEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users. Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services. Other non-directory assistance services and content include access to movie listings and a variety of other unique services. Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One. All of our services are provided by operators located only in the United States or electronically. Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues are derived principally through fees charged to telecommunications carriers and other customers.

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

Under a typical wholesale contract, a carrier agrees to route some or all of their directory assistance calls to us. We offer our services to multiple carriers within the same market. When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our live operators or the automated equivalent, identifying the service by that carrier’s brand name.

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

As discussed in Note 5 to the Condensed Consolidated Financial Statements (Unaudited), as a result of the termination of contracts with significant customers, we have experienced significant financial losses and reduction of cash flows over the last several years. These losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows. We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in the fourth quarter of 2007 and parts or all of 2008. Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008. We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity. We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations. For the remainder of 2007, we expect to meet our cash requirements using our existing cash and cash equivalents including proceeds from our recently completed sale of convertible preferred stock.

Significant Events

Restructuring.

In the third quarter and first nine months of 2007, we have continued to focus our efforts on reducing our operating costs and establishing long-term viability and stability. To that end, we incurred approximately $221,000 of restructuring expenses in the third quarter of 2007, which consisted primarily of payments to our strategic advisors for assistance with our operational, strategic and financial initiatives. During the first nine months of 2007, we incurred approximately $1.1 million of restructuring expenses primarily associated with one-time termination benefits related to head-count reductions as well as other costs primarily associated with efforts to select and engage our strategic advisors.

Other significant events.

See Note 5 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for a discussion of the financing arrangement, Nasdaq listing issues, termination of contract, and significant new contract.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	88.7	72.8	83.5	59.9
Selling, general and administrative costs	85.4	85.8	76.6	65.8
Depreciation and amortization	12.2	13.2	11.6	11.9
Restructuring charges	5.3	8.7	7.9	24.4
Loss from operations	(91.6)	(80.5)	(79.6)	(62.0)
Other income, net	1.6	3.6	2.1	2.3
Loss before income taxes	(90.0)	(76.9)	(77.5)	(59.7)
Income tax (benefit)	(0.1)	0.0	(0.1)	0.2
Net loss	(89.9)%	(76.9)%	(77.4)%	(59.9)%

Comparison of third quarter 2007 to third quarter 2006

Revenues decreased 19.3% to $4.2 million from $5.2 million due to lower average revenue per call offset by a slight increase in call volume. Average revenue per call was approximately $0.20 in the third quarter of 2007 compared with $0.25 in the third quarter of 2006. Call volume was 19.5 million and 19.2 million in the third quarter of 2007 and 2006, respectively. Average revenue per call was lower in the third quarter of 2007 reflecting the effect of new customer additions and existing customer contract renewals, both at rates below the average revenue per call earned in third quarter of 2006. We expect market rates will continue to trend downward in the near term and to negatively affect our average revenue per call as we continue to sign new agreements.

Direct operating costs consist of salaries, wages, benefits and payroll taxes relating to call center personnel plus the costs of listings data and content acquisition. These costs decreased 1.7% to $3.7 million in the third quarter of 2007 compared with $3.8 million in the third quarter of 2006. This decrease was due to an approximate 10% decrease in the average hourly fully loaded labor rate for servicing those calls offset by an approximate 9% decrease in operator productivity. As a percentage of revenues, direct operating costs increased to approximately 88.7% from 72.8% in the third quarter of 2007, primarily resulting from the decrease in the average revenue per call. We will continue to work to find the optimal balance between labor rates and productivity in our efforts to reduce costs faster than the declines in average revenue per call.

Selling, general and administrative costs decreased 19.8% to $3.6 million from $4.5 million. This decrease resulted primarily from continued overall efforts to reduce administrative costs including network and facilities costs, legal and other professional services and administrative payroll. As a percentage of revenues, selling, general and administrative costs were unchanged due to lower revenue.

Depreciation and amortization expense decreased 25.1% to $ 514,000 from $686,000. The decrease in depreciation and amortization was due primarily to the overall reduction in acquisition of fixed assets in the last several years as operations have been reduced. Depreciation and amortization decreased to 12.2% from 13.2% of revenue as a result of our reduced operations facilities in place.

Restructuring charges in the quarter ended September 30, 2007 were $221,000 and consisted primarily of payments to our strategic advisors for assistance with our operational, strategic and financial initiatives. Net restructuring costs in the third quarter of 2006 were $453,000 and consisted primarily of one-time termination benefits for employees of approximately $342,000, and dismantling costs related to the closed call centers of approximately $171,000, partially offset by lower costs incurred on lease settlements than were previously accrued for those leases.

Other income was $69,000 and $187,000 in the third quarter of 2007 and 2006, respectively, and consisted primarily of interest income earned on cash and cash equivalents. The reduction in interest income was due to a decrease in cash available for investing.

Because of our operating losses in the third quarters of 2007 and 2006, we recorded no net federal or state income tax expense. We have a valuation allowance against deferred tax assets associated with operating losses in this and prior quarters and other deferred tax assets because it is deemed more likely than not that these assets will not be realized. Accordingly, no federal income tax benefit has been recorded with respect to these deferred tax assets.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $14.3 million in cash and cash equivalents and restricted cash (including $3.0 million of restricted cash) compared to approximately $16.7 million (including $4.7 million of restricted cash) at December 31, 2006. As noted above under “Financing arrangement” in Note 5 of the Notes to the Condensed Consolidated Financial Statements (Unaudited), during the second and third quarters of 2007, we received net proceeds of approximately $9.1 million from our convertible preferred stock sale. In addition, during the third quarter of 2007, we received a release of $1.7 million from the restricted cash account that secures our letter of credit for our formerly self-insured workers’ compensation program. Excluding these non-recurring events, our operations consumed approximately $11.5 million of cash in the first nine months of 2007 primarily from net operating losses and restructuring costs. Management’s goal is to restructure our operations to achieve positive, sustainable cash flow and earnings and we believe we have made significant progress toward that goal. There can be, however, no assurances that our cash resources will be sufficient to achieve that goal in the near term or ever.

Cash and cash equivalents and restricted cash are recorded at cost which approximates their fair market value. We have no outstanding debt, but we must pay a 4% cumulative dividend on the outstanding convertible preferred stock on June 5th of each year beginning in 2008.

Cash flow from operations. Net cash used in operations was $11.5 million in the first nine months of 2007 compared to net cash used in operations of $6.7 million in the first nine months of 2006. This difference of approximately $4.8 million resulted primarily from a net decrease in cash received from customers of approximately $20.8 million partially offset by net decreases in cash paid to or on behalf of employees of $7.9 million, decrease of $3.8 million in cash paid to suppliers and cash paid for restructuring activities of $4.2 million.

Cash flow from investing activities. Cash flow from investing activities was $1.7 million in the first nine months of 2007 resulting primarily from the release of cash securing our letter of credit as discussed above. Cash flow from investing activities was $1.7 million in the first nine months of 2006 as well, primarily resulting from the release of

$1.1 million of cash securing our letter of credit and receipt of proceeds from the sale of assets of approximately $800,000.

Cash flow from financing activities. Cash flow from financing activities was $9.1 million in the first nine months of 2007 resulting from the financing transaction noted above. Cash flow from financing activities was not significant in the first nine months of 2006.

Future capital needs and resources. The uses of our capital in the near future are expected to be primarily for working capital. We expect to adjust personnel, call centers and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Cash on hand (including restricted cash) and short-term investments at September 30, 2007 was approximately $14.3 million. However, our operations and future activities, including additional restructuring efforts, if any, will likely reduce available cash.

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. Excluding non-recurring events described above, our operations consumed approximately $11.5 million of cash in the first nine months of 2007 primarily from net operating losses and restructuring costs. Our independent registered public accounting firm included a going concern explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2006. The high ratio of cash used in operations compared to our current cash resources will likely result in a similar going concern explanatory paragraph from our independent registered public accounting firm in its report on our consolidated financial statements as of and for the year ended December 31, 2007.

Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business. There can be no assurance that management’s plans will be successful. In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008. We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity. We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

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

Accounts receivable. Our wholesale customer base has primarily consisted of large telephone carriers in the United States. As such, we have had minimal risk of uncollectibility, at any point in time, related to outstanding accounts receivable with these customers. We have not experienced significant collection issues or write-offs related to these customers. Since our accounts receivable are concentrated in relatively few of these wholesale customers, a significant change in the liquidity or financial position of any one of them could adversely impact collection of our accounts receivable and therefore have a material adverse effect on our financial position and future operating results. In addition, our data services business is generating receivables from customers that may not be as financially stable as our large carrier customers which to date has not, but may in the future, expose us to greater risk of uncollectible receivables than we have experienced in the past.

Long-lived assets and intangibles. We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value. Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges. In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities. If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge. As a result of the decision by Nextel to terminate its contract with us, as discussed under “Termination of contract” in Note 5 to the Condensed Consolidated Financial Statements (Unaudited), and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. Our evaluation determined that the assets were not impaired as of December 31, 2006.

Self-insurance reserves. In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims. Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves. At September 30, 2007, we have reserved approximately $1.2 million and $147,000 related to these self-insured workers’ compensation and medical programs, respectively. While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows. At September 30, 2007 and 2006, a valuation allowance reduced net deferred tax assets to zero.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 is effective upon a company’s adoption of FIN 48.  See further discussion of FIN 48 below.  FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our fiscal year beginning January 1, 2007. The adoption of this statement has not had a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to increase consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Substantially all of our liquid resources are invested in money market instruments and short-term debt securities. However, these funds were invested in overnight money market instruments or debt securities with short-term effective maturities at September 30, 2007 and were redeemable on a daily or monthly basis. Therefore, the fair market value of these investments is not materially affected by changes in market interest rates. All of the underlying investments in the money market fund had maturities of three months or less. A hypothetical 1% fluctuation in interest rates would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

We have experienced net losses in each of the quarterly and annual periods beginning with the first quarter of 2003. In the years ended December 31, 2006 and 2005, we incurred losses of $19.2 million and $39.8 million, respectively. In the first nine months of 2007, we incurred losses of $11.1 million. At December 31, 2006, we had working capital of approximately $13.3 million, and at September 30, 2007, we had working capital of approximately $12.9 million, including approximately $9.1 million (net of transaction costs) from the financing transaction. We will need to generate additional revenue and continue to decrease our expenditures to achieve profitability. We can give no assurance that we will achieve sufficient revenue or reduce expenditures to be profitable on a quarterly or annual basis in the future. These factors, among others, raise doubt about our ability to continue as a going concern. Even if we do ultimately achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis.

We have to pay dividends and may have to pay liquidated damages to our  investors, which will increase our negative cash flows.

On June 5th of each year, a 4% cumulative dividend must be paid with respect to each outstanding share of convertible preferred stock. Based on the convertible preferred stock currently outstanding, a payment of $400,000 will be required on June 5th, 2008. In addition, we are currently awaiting a response from the Securities and Exchange Commission (the “SEC”) regarding our eligibility to use a Form S-3 registration. Should there be no determination with respect to the Form S-3 eligibility prior to December 3, 2007, or should it be determined after December 3, 2007 that we are not eligible to use an S-3 filing, we might be required to pay penalties to the holders of the convertible preferred stock and warrants in the amount of $125,000 per month until the earlier of (i) the passage of 16 months, or (ii) the necessary registration statement is declared effective by the SEC. There can be no assurance that the required registration will be declared effective by the SEC within the time period necessary to avoid payment of these penalties to the holders of the convertible preferred stock and warrants.

We will likely need additional capital in the future, and it may not be available.

Our unrestricted cash balances at December 31, 2006 and September 30, 2007, were approximately $12.0 million and $11.3 million (including $9.1 million, net of financing costs, from financing transaction and an additional $1.7 million of restricted cash), respectively. It is likely that we will continue to experience operating losses in the fourth quarter of 2007 and parts or all of 2008. We may need additional cash to fund our operations and/or pursue our business initiatives during 2008. We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity. We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

We need to expand call volume, increase our efficiencies and substantially lower the cost of delivery of our services in order to be successful.

In order to successfully execute our business strategies, we need to increase the volume of calls we service. The loss of call volume from Jingle will make this need more urgent. We intend to increase call volume by seeking additional customers, including landline carrier customers, as well as seeking additional business from our existing customers and by offering our services to other types of customers. Because of increasing competitive pressures and declining per call pricing, we need to substantially reduce the cost of delivery of our directory assistance services in order to compete with automated services, offshore contractors, and other low-cost providers. If we are unable to expand our wireless business or attract significant landline business revenues on a cost effective basis or at all, or if we are unable to substantially reduce the cost of delivering our services, we may be unable to achieve and maintain profitability.

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

A limited number of customers account for a large percentage of our continuing revenues. For example, Jingle accounted for 33% of our revenue in the first nine months of 2007 and is not expected to generate any call volume revenue in the fourth quarter of 2007. Some of our other contracts similiar to Jingle's contract are non-exclusive, contain performance and other standards, and call volume may be transferred to alternative providers within the terms of the agreements. If we fail to extend or replace our contracts, or other contracts are terminated prior to their expiration, our business could be adversely affected. Although we seek to increase the number of our customers, opportunities to obtain customers with large call volumes are limited because a small number of companies dominate the telecommunications market. This limits the potential carrier customer base and our expansion opportunities through carrier relationships.

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

•                  Changes in our or our competitors’ customers’ or suppliers’ pricing policies;

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

Our common stock listing was transferred from the Nasdaq National Market to the Nasdaq Capital Market (formerly the Nasdaq SmallCap Market) on February 22, 2006 because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market. In July, 2006 we effected a one-for-four reverse stock split and regained compliance with the Nasdaq listing requirements. However, on June 27, 2007, we received a Nasdaq Staff Deficiency Letter informing us that we no longer comply with Nasdaq’s audit committee requirements for continued listing as set forth in Marketplace Rules 4350. The resignation of Mr. Murray Swanson from the Audit Committee in connection with the financing transaction resulted in our Audit Committee having less than Nasdaq’s audit committee requirement of three independent members. The letter stated that, consistent with Marketplace Rule 4350(d)(4), we will be provided a cure period until December 3, 2007, in order to regain compliance. The letter also stated that, in the event we do not regain compliance within this period, the Staff will provide written notification that our securities will be delisted. It is the intention of our Board of Directors to take the necessary action to appoint an independent member of the Audit Committee within the cure period provided so as to maintain continued Nasdaq listing. However, if we were unable to appoint an independent member of the Audit Committee within the cure period and our common stock were delisted from the Nasdaq Capital Market, the market liquidity of our common stock could be reduced and an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. Failure to achieve continued listing on the Nasdaq Capital Market will also likely impact our ability to raise additional capital.

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

•                  Announcements of new product initiatives or growth strategies; and

•                  General market conditions.

From January 1, 2006 through December 31, 2006, our common stock price fluctuated, on a post one-for-four reverse stock split basis, from a low of $1.32 per share to a high of $3.77 per share, and has on several occasions fluctuated more than 10% during a trading day. From January 1, 2007 through September 30, 2007, our common stock price fluctuated, from a low of $1.55 per share to a high of $2.69 per share. These trading prices may change significantly and arbitrarily. In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock. General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

The issuance of securities in the financing transaction has substantially reduced the relative equity ownership and influence of all other shareholders, which may put downward pressure on the trading price of our common stock.

On June 5, 2007, we entered into a private financing transaction with Columbia and Everest. Each of the investors held shares of our common stock prior to this financing transaction and these investors acquired a substantially greater equity ownership which diluted our other existing shareholders. If all the convertible preferred stock issued in the financing transaction were to be converted into common stock and if all the warrants were to be exercised and the underlying convertible preferred stock were to be converted at the initial conversion price of $1.78 per share, our existing shareholders (exclusive of the investors in the financing transaction) would hold approximately 35.9% of our common stock, and Columbia and Everest would hold approximately 49.5% and 14.6% of our common stock, respectively.

The holders of convertible preferred stock will have a claim against our assets senior to the claim of the holders of our common stock in the event of a liquidation and certain other events. Our existing shareholders will also have less influence on our affairs and the ability to control major corporate decisions. Columbia will be our largest shareholder with approximately 35.9% of the total voting power of our outstanding capital stock, before giving effect to the conversion of convertible preferred stock into common stock or the exercise of the warrants. For so long as at least 540 shares of convertible preferred stock are outstanding, the holders of convertible preferred stock are entitled to elect a majority of the members of our Board. Accordingly, the investors in the financing transaction will have significant influence over matters submitted to our shareholders, including potential change-of-control transactions. Their interests may be different from your interests, and they may be in a position to influence us to act in a way inconsistent with the interests of public shareholders generally. This concentration of voting power may deter other companies from seeking to acquire us, which might depress the market price of our common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders held on August 14, 2007, shareholders representing a total of 5,641,598 shares of common stock and 220 shares of convertible preferred stock entitled to vote at the meeting, constituting a quorum, voted to approve the following proposals by the margins indicated:

1. To elect the following nominees as Class III directors to our Board of Directors until the 2010 annual meeting of shareholders and until their successors are elected and qualified (with only the holders of convertible preferred stock voting based approximately 0.856 votes for each share of common stock into which the convertible preferred stock could be converted).

	Number of Votes
Name	For	Withheld
Jonathan A. Ater	1,057,977	0
Kenneth D. Peterson, Jr.	1,057,977	0

The following members of our Board of Directors will continue with their terms of office as directors following the 2007 annual meeting of shareholders:

Class I Directors (current term expiring in 2008):
Elchanan (Nani) Maoz
Mary H. Oldshue

Class II Director (current term expiring in 2009):
Gary E. Henry

2. To approve the issuance of additional shares in connection with a financing transaction, as further described in our proxy statement for its 2007 annual meeting of shareholders (with only the holders of common stock voting).

Number of Votes
For	3,388,348
Against	179,151
Abstain	7,530
Broker Non-Votes	2,066,569

3. To ratify the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2007 (with the holders of common stock and convertible preferred stock, based on approximately 0.856 votes for each share of common stock into which the convertible preferred stock could be converted, voting).

Number of Votes
For	6,672,750
Against	8,153
Abstain	18,672
Broker Non-Votes	0

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

Date:	November 14, 2007
METRO ONE TELECOMMUNICATIONS, INC.

		By:	/s/ William K. Hergenhan
William K. Hergenhan
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)