Form 10-Q/A
period 2007-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2008-03-19
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No.1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Number of shares of common stock outstanding as of November 10, 2007: 6,233,326 shares, no par value per share.

METRO ONE TELECOMMUNICATIONS, INC.

EXPLANATORY NOTE

Metro One Telecommunications, Inc. (the “Company”, “our” or “we”) filed a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (the “Quarterly Report”) with the Securities and Exchange Commission (“SEC”) on November 14, 2007. On February 20, 2008, management concluded that the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007, as presented in the Quarterly Report, contained errors with respect to the accounting for the issuance of Series A convertible preferred stock (“convertible preferred stock”) and related stock purchase warrants (“warrants”) in a financing transaction, and that those Unaudited Condensed Consolidated Financial Statements should be amended and restated. The errors arising from the issuance of the convertible preferred stock and warrants did not materially affect the Unaudited Condensed Consolidated Financial Statements presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

As more fully described in Note 6 of Notes to Condensed Consolidated Financial Statements (Unaudited), the following adjustments have been made in the restated consolidated financial statements contained in this Amendment No. 1 to the Quarterly Report:

•                 The convertible preferred stock has been reclassified as non-permanent equity in our Unaudited Condensed Consolidated Balance Sheet due to certain rights granted to the holders, pursuant to guidance prescribed by Rule 5-02.28 of SEC Regulation S-X and further clarified by the Emerging Issues Task Force Issue No. D-98;

•                 The warrants have been reclassified as long-term liabilities, also due to certain rights granted to the holders, under guidance from the Financial Accounting Standards Board Staff Position FAS 150-5;

•                 The beneficial conversion feature has been reclassified to common stock;

•                 The fair value calculation of the convertible preferred stock, warrants and the related beneficial conversion feature has been corrected;

•                 The warrants have been revalued to market as of the balance sheet date, as required by SFAS 150;

•                 The discounts to convertible preferred stock created by the valuation of the warrants and costs associated with the issuance of the convertible preferred stock and warrants have been accreted as required by Emerging Issues Task Force Issue No. D-98, and;

•                  The earnings per common share have been adjusted to reflect the dividends, deemed dividends and accretion costs associated with the convertible preferred stock as required by SFAS 128.

These errors have had no material effect on the Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, because the mark-to-market adjustment pertaining to the warrants would have been reflected as a non-cash charge.

In addition to restating the condensed consolidated financial statements in this Amendment No. 1, we have revised Part I, Item 2 “Management Discussion and Analysis of Financial Condition and Results of Operations” to reflect the changes made in the restatement; revised Part I, Item 4 “Controls and Procedures” based upon management’s reassessment of the disclosure controls and procedures in effect at September 30, 2007, and implemented since that date; and included Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our principal executive officer and our principal financial and accounting officer.

This Amendment No. 1 continues to speak as of the date of the Quarterly Report, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the Quarterly Report, or modified or updated those disclosures in any way, other than as described in the preceding paragraphs. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on November 14, 2007, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

Metro One Telecommunications, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
	As Restated		As Restated

Revenues	$4,198	$5,205	$14,378	$25,553

Costs and expenses:
Direct operating	3,724	3,789	12,002	15,319
Selling, general and administrative	3,583	4,465	11,016	16,813
Depreciation and amortization	514	686	1,670	3,040
Restructuring charges	221	453	1,130	6,230
	8,042	9,393	25,818	41,402

Loss from operations	(3,844)	(4,188)	(11,440)	(15,849)

Other income, net	69	187	297	599
Loss associated with revaluation of warrants	(214)	—	(214)	—

Loss before income taxes	(3,989)	(4,001)	(11,357)	(15,250)
Income tax (benefit) expense	(6)	—	(8)	50

Net loss	$(3,983)	$(4,001)	$(11,349)	$(15,300)

Preferred stock dividends	(122)	—	(128)	—
Preferred stock deemed dividends	(2,115)	—	(2,115)	—
Accretion on preferred stock	(136)	—	(136)	—
Net loss attributable to common shareholders	$(6,356)	$(4,001)	$(13,728)	$(15,300)

Net loss per share attributable to common shareholders:
Basic	$(1.02)	$(0.64)	$(2.20)	$(2.45)
Diluted	$(1.02)	$(0.64)	$(2.20)	$(2.45)

Weighted average shares outstanding used in computing net loss attributable to common shareholders:
Basic	6,233	6,233	6,233	6,233
Diluted	6,233	6,233	6,233	6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
(In thousands, except share amounts)	2007	2006
	As Restated

Assets

Current assets:
Cash and cash equivalents	$11,267	$11,965
Restricted cash	3,000	4,741
Accounts receivable, net	2,621	2,179
Prepaid costs and other current assets	705	961

Total current assets	17,593	19,846

Furniture, fixtures and equipment, net	1,730	3,014
Intangible assets, net	4,210	4,666
Other assets	84	86

Total assets	$23,617	$27,612

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$692	$983
Accrued liabilities	1,595	1,685
Accrued payroll and related costs	2,405	3,898
Preferred stock dividend payable	128	—

Total current liabilities	4,820	6,566

Preferred stock warrants	813	—
Other long-term liabilities	381	470

Total liabilities	6,014	7,036

Commitments and contingencies

Redeemable preferred stock:
Preferred stock, no par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 1,385 shares authorized 1,000 and 0 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively; liquidation preference of $10,000 plus cumulative unpaid dividends of $128	8,607	—

Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized, 6,233,326 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	122,215	120,067
Accumulated deficit	(113,219)	(99,491)

Total shareholders’ equity	8,996	20,576

Total liabilities, redeemable preferred stock and shareholders’ equity	$23,617	$27,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statement of Shareholders’ Equity (Unaudited)

	Shareholders’ Equity
	Common Stock		Accumulated	Shareholders’
(In thousands)	Shares	Amount	(Deficit) Earnings	Equity
		As Restated	As Restated	As Restated

Balances at December 31, 2006	6,233	$120,067	$(99,491)	$20,576

Stock compensation expense	—	33	—	33
Beneficial conversion feature associated with the June 5, 2007 and August 15, 2007 issuance of 1,000 shares of Series A convertible preferred stock	—	2,115	—	2,115
Preferred stock dividends	—	—	(128)	(128)
Preferred stock deemed dividends	—	—	(2,115)	(2,115)
Accretion on preferred stock	—	—	(136)	(136)
Net loss	—	—	(11,349)	(11,349)

Balances at September 30, 2007	6,233	$122,215	$(113,219)	$8,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2007	2006
	As Restated

Cash flows used in operating activities:
Net loss	$(11,349)	$(15,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,670	3,040
Loss on disposal of fixed assets	99	1,117
Deferred rent	(89)	56
Stock compensation expense	33	92
Loss associated with revaluation of warrants	214	—
Changes in certain assets and liabilities:
Accounts receivable	(442)	9,146
Prepaid costs and other current assets	267	575
Accounts payable and other liabilities	(1,874)	(5,390)

Net cash used in operating activities	(11,471)	(6,664)

Cash flows from investing activities:
Decrease in cash restricted to secure letter of credit	1,741	1,144
Capital expenditures	(60)	(233)
Proceeds from sale of assets	22	817

Net cash provided by investing activities	1,703	1,728

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net	9,070	—

Net cash provided by financing activities	9,070	—

Net decrease in cash and cash equivalents	(698)	(4,936)

Cash and cash equivalents, beginning of period	11,965	17,769

Cash and cash equivalents, end of period	$11,267	$12,833

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$8	$109

Non-cash financing activities:

For the three and nine month periods ended September 30, 2007, the Company accrued a liability of approximately $128 related to accumulated dividends payable on the convertible preferred stock.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Costs incurred in our restructuring activities during the third quarter and first nine months of 2007 are shown in the following table (in thousands).

Major cost type	Three months ended September 30, 2007	Nine months ended September 30, 2007

One-time termination benefits	$13	$161
Lease termination costs	(1)	8
Consulting, professional and other fees	209	961
	$221	$1,130

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

3.              Net Loss Per Share (Restated, see Note 6):

Basic net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock and the dilutive potential common stock equivalents outstanding. Potential common stock equivalents consist of stock options, warrants and common shares available to convertible preferred stockholders. For all periods presented in these financial statements, the calculation of weighted-average outstanding shares is the same on both a basic and diluted basis because inclusion of potential common stock equivalents would be anti-dilutive.

Options to purchase approximately 513,000 and 568,000 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.  In addition, approximately 5,618,000 common shares available from conversion of convertible preferred stock and approximately 1,966,300 shares resulting from the exercise and conversion of warrants described in Note 5 under “Financing arrangement” below were not included in the computation of diluted net loss per share because their effect would be anti-dilutive.

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

5.              Significant Events

Financing arrangement (Restated, see Note 6)

On June 5, 2007, we entered into a private financing transaction (“financing transaction”) pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among Metro One and Columbia Ventures Corporation (“Columbia”) and Everest Special Situations Fund L.P. (“Everest”, together with Columbia, the “investors”).  Pursuant to the Purchase Agreement, on June 5, 2007, we issued to the investors (i) 220 shares of our newly authorized Series A Convertible Preferred Stock, no par value (the “convertible preferred stock”), at a stated value of $10,000 per share, (ii) Stock Purchase Warrants to purchase an additional 77 shares of the convertible preferred stock at an initial exercise price of $10,000 per share of convertible preferred stock (the “warrants”) and (iii) Senior Secured Convertible Revolver Bridge Notes having a maximum principal amount of $7.8 million and, subject to approval of our shareholders, convertible into shares of convertible preferred stock (the “notes” and together with the convertible preferred stock and the warrants, the “securities”). We received $2.2 million in gross proceeds in the initial closing.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

At the initial conversion price, the 1,000 shares of convertible preferred stock currently outstanding are convertible into an aggregate of 5,617,977 shares of our common stock and, if the warrants are exercised in full, we will receive an additional $3.5 million and the 350 shares of convertible preferred stock purchased on exercise of the warrants will be convertible into an aggregate of 1,966,292 shares of common stock at the initial conversion price. A cumulative dividend of 4% is payable on each share of outstanding convertible preferred stock on June 5th of each year with the first dividend payment due on June 5, 2008.

In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of June 5, 2007 (the “Registration Rights Agreement”), which requires us to use our best efforts to register on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issuable upon conversion of the convertible preferred stock (including those shares of convertible preferred stock issuable on exercise of warrants). Should it be determined that we are not eligible to register these shares on Form S-3, we will be required to register the shares on Form S-1 and will be required to file the Form S-1 within 60 days after it is determined that the Form S-3 registration is not available. Under the Registration Rights Agreement, as currently amended, we will incur penalties if, among other things, the Form S-3 registration statement is not declared effective by the Securities and Exchange Commission (“SEC”) on or prior to March 31, 2008, or if the registration is on Form S-1, within 120 days after being first filed on Form S-1. The penalties, payable to the holders of the convertible preferred stock and warrants proportionately to their holdings, is 1.25% of the purchase price of the preferred stock (or $125,000) for each 30-day period during which the effectiveness of the registration statement is delayed beyond the applicable final date, which amount is prorated for any partial period of delay. Penalties may not exceed 20% of the purchase price of the convertible preferred stock (or $2,000,000). The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock (including shares of convertible preferred stock issuable on exercise of warrants or conversion of the notes).

Due to certain rights granted to its holders, the convertible preferred stock is classified as non-permanent equity in the Condensed Consolidated Balance Sheets, pursuant to Rule 5-02.28 of the Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. The fair value of the warrants, as based on intrinsic value, was approximately $598,000 at the time of their issuance. Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the warrants are classified as liabilities also due to certain rights granted to its holders. The warrants are subject to periodic mark-to-market adjustments which are recorded in the Unaudited Condensed Consolidated Statements of Operations.

The convertible preferred stock is convertible into shares of our common stock at an initial conversion price of $1.78 per share.  In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios we had evaluated if the convertible preferred stock had a beneficial conversion feature as the conversion price was less than the fair value of our common stock on the measurement date. Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was approximately $2.1 million. The value of the beneficial conversion feature was recorded in Common stock and the offsetting discount to the convertible preferred stock was immediately written-off to Accumulated deficit as a deemed dividend to preferred shareholders because the convertible preferred stock is immediately convertible.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

We incurred costs of approximately $930,000 related to the issuance of the convertible preferred stock. These costs were recorded as a discount to the convertible preferred stock and, along with the discount associated with the warrants, will be accreted to Accumulated deficit over the 2-year non-redemption period of the convertible preferred stock. This accretion reduces net income available to common shareholders.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock. The first warrant was for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share. The warrant was exercisable under the condition that Jingle meet certain revenue and payment thresholds through February 28, 2007. We concluded that there was no cost related to issuance of these warrants to a nonemployee due to the fact that future services were required to be performed and it was not probable that the revenue targets would be met. The revenue and payment targets were not met, and accordingly, the first warrant expired and terminated unexercised effective as of February 28, 2007.

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

6.     Restatement of Previously Issued Financial Statements

As part of management’s analysis of comments made by BDO Seidman in BDO Seidman’s review of a draft of an amendment to a registration statement previously filed by us with the SEC, we discovered errors in the accounting treatment of the financing transaction in the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007, that were presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007. Accordingly, management determined on February 20, 2008, that these Unaudited Condensed Consolidated Financial Statements should be restated. These errors were as follows:

a)              We did not correctly classify the securities in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2007. We erroneously classified the convertible preferred stock and related warrants in the Shareholders’ equity section of the Unaudited Condensed Consolidated Balance Sheet. However, pursuant to Rule 5-02.28 of the SEC’s Regulation S-X and as further clarified by the Emerging Issues Task Force (“EITF”) Issue No. D-98: Classification and Measurement of Redeemable Securities, the convertible preferred stock should be classified as Non-permanent equity due to certain rights granted to its holders. Secondarily, in accordance with the Financial Accounting Standards Board (the “FASB”) Staff Position 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5), the warrants should be reclassified as Long-term liabilities, also due to certain rights granted to the holders. As such, we did not re-value the warrants to market value at September 30, 2007 as required by SFAS 150: Accounting for Certain Financial Instruments

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Characteristics of both Liabilities and Equity. The revaluation amount of $214,000 at  September 30, 2007 should have been recorded as a charge to Other income, net in the Unaudited Condensed Consolidated Statements of Operations.

b)             We did not correctly assess the fair market value of the securities and related “beneficial conversion feature” at the time of issuance. The Black-Sholes method was used in the valuation of the warrants; however errors were made in the utilization of that model which, in addition to incorrectly assessing the fair market value of the warrants, led to an incorrect calculation of the intrinsic value of both the warrants and the beneficial conversion feature. These intrinsic values are interrelated due to the “relative fair market value” concept for calculating the beneficial conversion feature as prescribed by EITF Issue No. 98-05: Accounting for Convertible Securities with Beneficial Conversion Features, and clarified by EITF Issue No. 00-27: Application of Issue No.98-5 to Certain Convertible Instruments. Further, EITF 00-27 was incorrectly applied to the calculation of the intrinsic value of beneficial conversion feature. These errors collectively also affected the fair value calculation of the convertible preferred stock. Finally, the beneficial conversion feature should have been recorded as a credit to Common stock.

c)              We did not accrete the discounts to convertible preferred stock created by the valuation of the warrants and costs associated with the issuance of the securities (the “Issuance Costs”) as required by EITF Issue No. D-98: Classification and Measurement of Redeemable Securities. The convertible preferred stock is conditionally redeemable by us anytime on or after the two-year anniversary of the first issuance. Therefore, the discounts to the convertible preferred stock should be written-off ratably over the two-year non-redemption period to Accumulated deficit. We had previously written-off the full value of the discount to convertible preferred stock created by the warrants directly to Accumulated deficit and did not accrete any of the discount to convertible preferred stock created by the Issuance Costs. This accretion increases net loss attributable to common shareholders and should have been recorded as a line-item on the face of the Unaudited Condensed Consolidated Statements of Operations as noted in item d) below.

d)             Net loss per common share as presented on the face of the Unaudited Condensed Consolidated Statements of Operations did not include the charges against Accumulated deficit for both accrued dividends and deemed dividends to preferred shareholders and was incorrectly stated.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The effect of the above errors on the Unaudited Condensed Consolidated Financial Statements as previously presented  in our Form 10-Q for the quarterly period ended September 30, 2007 was as follows:

((Dollar amounts in thousands except per share amounts)
Line items on the Condensed Consolidated Balance Sheet	As Reported as of September 30, 2007	As Restated as of September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Liabilities:
Preferred stock warrants	$	$813	$813
Redeemable Preferred Stock:
Preferred stock		8,607	8,607
Shareholders’ equity:
Preferred stock	9,070		(9,070)
Preferred stock discount and beneficial conversion feature	3,472		(3,472)
Common stock	120,100	122,215	2,115
Accumulated deficit	(114,226)	(113,219)	1,007

Line items on the Condensed Consolidated Statements Of Operations	As Reported for the Three Months Ended September 30, 2007	As Reported for the Three Months Ended September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Net loss	$(3,769)	$(3,983)	$(214)
Preferred stock dividends		(122)	(122)
Preferred stock deemed dividends		(2,115)	(2,115)
Accretion on preferred stock		(136)	(136)
Net loss attributable to common shareholders	$(3,769)	$(6,356)	$(2,587)

Net loss per common share:
Basic	$(0.60)	$(1.02)	$(0.42)
Diluted	$(0.60)	$(1.02)	$(0.42)

Line Items on the Condensed Consolidated Statements Of Operations	As Reported for the Nine Months Ended September 30, 2007	As Reported for the Nine Months Ended September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Net loss	$(11,135)	$(11,349)	$(214)
Preferred stock dividends		(128)	(128)
Preferred stock deemed dividends		(2,115)	(2,115)
Accretion on preferred stock		(136)	(136)
Net loss attributable to common shareholders	$(11,135)	$(13,728)	$(2,593)

Net loss per common share:
Basic	$(1.79)	$(2.20)	$(0.41)
Diluted	$(1.79)	$(2.20)	$(0.41)

There was no material effect on the Unaudited Condensed Consolidated Statement of Cash Flows as a result of these changes because the mark-to-market adjustment pertaining to the warrants would have been reflected as a non-cash charge.

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

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), as a result of the termination of contracts with significant customers, we have experienced significant financial losses and reduction of cash flows over the last several years. These losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows.  We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003.  It is likely that we will continue to experience operating losses in the fourth quarter of 2007 and parts or all of 2008.  Our management is working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our data services business.  There can be no assurance that management’s plans will be successful.  In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008.  We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity.  We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.  For the remainder of 2007, we expect to meet our cash requirements using our existing cash and cash equivalents including proceeds from our recently completed sale of convertible preferred stock.

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

Other significant events.

See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited) for a discussion of the financing arrangement, Nasdaq listing issues, termination of contract, and significant new contract.

Results of Operations

This table shows selected items from our statements of operations expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	As Restated		As Restated

Revenues	100.0%	100.0%	100.0%	100.0%
Direct operating costs	88.7	72.8	83.5	59.9
Selling, general and administrative costs	85.4	85.8	76.6	65.8
Depreciation and amortization	12.2	13.2	11.6	11.9
Restructuring charges	5.3	8.7	7.9	24.4
Loss from operations	(91.6)	(80.5)	(79.6)	(62.0)
Other income, net	1.6	3.6	2.1	2.3
Loss associated with revaluation of warrants	(5.0)	—	(1.5)	—
Loss before income taxes	(95.0)	(76.9)	(79.0)	(59.7)
Income tax (benefit)	(0.1)	0.0	(0.1)	0.2
Net loss	(94.9)%	(76.9)%	(78.9)%	(59.9)%

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

Other income was $69,000 and $187,000 in the third quarter of 2007 and 2006, respectively, and consisted primarily of interest income earned on cash and cash equivalents.  The reduction in interest income was due to a decrease in cash available for investing.  Loss associated with revaluation of warrants was $214,000 in the third quarter of 2007 and $-0- in the third quarter of 2006 and represents the mark-to-market value of the warrant liability incurred in connection with the issuance of 1,000 shares of convertible preferred stock.  See Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited).

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

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $14.3 million in cash and cash equivalents and restricted cash (including $3.0 million of restricted cash) compared to approximately $16.7 million (including $4.7 million of restricted cash) at December 31, 2006.  As noted above under “Financing arrangement” in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), during the second and third quarters of 2007, we received net proceeds of approximately $9.1 million from our convertible preferred stock sale.  In addition, during the third quarter of 2007, we received a release of $1.7 million from the restricted cash account that secures our letter of credit for our formerly self-insured workers’ compensation program.  Excluding these non-recurring events, our operations consumed approximately $11.5 million of cash in the first nine months of 2007 primarily from net operating losses and restructuring costs.  Management’s goal is to restructure our operations to achieve positive, sustainable cash flow and earnings and we believe we have made significant progress toward that goal.  There can be, however, no assurances that our cash resources will be sufficient to achieve that goal in the near term or ever.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 of Notes to Condensed Consolidated Financial Statements (Unaudited)), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangibles, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance and estimates of current and deferred taxes owed may involve a higher degree of judgment, estimation and uncertainty.

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

Long-lived assets and intangibles.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.  As a result of the decision by Nextel to terminate its contract with us, as discussed under “Termination of contract” in Note 5 of Notes to Condensed Consolidated Financial Statements (Unaudited), and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2006 for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2006.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by that Quarterly Report on Form 10-Q because of the material weakness discussed below.

Identification of a Material Weakness

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As part of management’s analysis of comments made by BDO Seidman in BDO Seidman’s review of a draft of an amendment to a registration statement previously filed by us with the Securities and Exchange Commission, our Chief Financial Officer began an internal review of the accounting treatment of the issuance of Series A convertible preferred stock and related warrants in a financing transaction.  Based on the results of this internal review, on February 20, 2008, our management concluded that the Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007, and the related Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007, that were presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, contained errors relating to the accounting of this financing transaction, and that these Unaudited Condensed Consolidated Financial Statement should be amended and restated.  See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of the nature of these errors.

As a result of the restatement described above, our management has determined that a material weakness existed in our internal controls over financial reporting with respect to the analysis of and accounting for the financing transaction.  Due to this material weakness in internal control over financial reporting, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective.

Remediation of Material Weakness

In January 2008, we identified the need to establish a part-time position of Director of Financial Reporting. At that time, we began discussions with a professional financial services consulting firm and engaged Tatum LLC to provide a part-time professional to fulfill the role of Director of Financial Reporting.  Tatum LLC  provided a  candidate who is a CPA with extensive experience with ‘‘big four’’ public accounting firms as well as substantial public company experience at the management level in the areas of finance and accounting, including the accounting for and reporting of complex financial transactions. In January 2008, the candidate began performing consulting services for us on a part-time basis as Director of Financial Reporting.  The Director of Financial Reporting is performing a major role in ensuring the accuracy and completeness of our financial reporting and the effectiveness of our disclosure controls and procedures. We believe that the addition of this individual in this key position has remediated the material weakness in internal control over financial reporting described above.

Other than that described above, there has not been any change in our internal control over financial reporting, that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 19, 2008
METRO ONE TELECOMMUNICATIONS, INC.

	By:	/s/ William K. Hergenhan
William K. Hergenhan
Senior Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)