Form 10-K
period 2007-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2008-03-31
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Murray Scholls Place, Beaverton, OR  97007

(Address of principal executive offices)

Registrant’s telephone number, including area code:   503-643-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, no par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq National Market on June 30, 2007 was $10,437,947.

The number of shares outstanding of the registrant’s common stock as of March 20, 2008 was 6,233,326.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Report.

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

Current Business

We are an experienced operator of call centers and data management services. Historically, our revenues have been derived primarily from accepting inbound calls in our live operator call centers from consumers seeking directory assistance (usually telephone numbers), accessing that information in our databases and providing the information to the caller. On March 21, 2008, we announced our intention to exit this directory assistance business entirely by the end of May 2008. After May 2008, part of our continuing business will leverage our call center expertise through expansion of our outbound telesales business which we began in January 2008. For these operations our operator agents call small businesses and provide relevant information about available telecom services to induce them to enter into agreements. We have an agreement as a sub-contractor to a master agent of a large Regional Bell Operating Company.  (“RBOC”) Our revenues are earned when the businesses we call either renew existing agreements or enter into new contracts for telephone services with the carrier. We are performing these services in our call center facility in Beaverton, Oregon which is located within our principal executive office. We expect to grow this business over the next year, marketing additional products and services to a wider customer base. We also intend to enter into agreements to provide other non-directory assistance inbound call center services from the same facility. We are making the necessary investments to support approximately 140 operators in our Beaverton, Oregon location and have the option to expand these facilities to approximately 250 operators as the need arises.

We also will continue providing directory assistance services in electronic format.  These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records.  We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups.  In addition to directory assistance data, we house national databases of consumer and business information.  We blend this data with directory assistance data to build products that we sell to a broad range of companies that require electronic directory assistance data and marketing data.  These customers include companies in the service, marketing, and financial sectors. This electronic services business represents an emerging business that is based on infrastructure originally developed to support our soon to be abandoned voice-based directory assistance call center business.

We hold a variety of patents, trademarks and pending patent applications originally developed from our provision of enhanced features of directory assistance, but with possible application in other arenas. We have from time to time received unsolicited inquiries to purchase our portfolio, and recently have received an overture from a group expressing significant interest in the portfolio. We intend to aggressively pursue an optimization strategy for leveraging these assets during 2008 that may include sale, public or private auction, joint venturing and/or separately negotiated sale or licensing of all or certain portions of our intellectual property portfolio.

Historical Business

We have been in business since 1989 and entered into our first contract with a wireless carrier in 1991 to provide directory assistance service to that carrier’s subscribers on a charge-per-call basis. Until our recent decision to exit this business we contracted with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Incumbent Local Exchange Carriers (“ILEC”), Competitive Local Exchange Carriers (“CLEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide live operator directory assistance services to their subscribers and users. Revenues were derived principally through fees charged to telecommunications carriers and other customers.

Competition in the telecommunications industry, and in the directory assistance market in which we participated, was and continues to be intense. Carriers seek to reduce costs of providing directory assistance and other services through, among other ways, outsourcing to low cost domestic or overseas operators and utilizing automation.

During the last four years, several of our largest customers transferred their calls to another provider for a variety of reasons, but primarily in order to obtain lower prices or as a result of consolidation in the wireless industry. Beginning in the second quarter of 2005, in response to the loss of these customers and the associated revenues and as a result of our ongoing operating losses and declining cash balance, we significantly restructured our operations to lower our cost structure and to refocus our efforts on adding new wholesale customers. In spite of these efforts, we did not win a sufficient number of new accounts and corresponding revenues to generate the required operating margins necessary to sustain our then-reduced cost structure.

On March 21, 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we had decided to exit the wholesale directory assistance business by the end of May 2008. The determination to exit the directory assistance business on the anticipated schedule was made by our Board of Directors on March 20, 2008. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our nascent contact services businesses and monetizing our intellectual property portfolio. We will continue to pursue growth in our small data services business that has been developed over the last few years. We have yet to realize the significant opportunities we believe exist there, but we expect this to change with greater focus.

Telecommunications Industry

The U.S. telecommunications industry has generally been characterized by strong growth and increased competition due to new technologies, a more favorable regulatory environment and, for carriers, an increasingly sophisticated and demanding subscriber. Telecommunications carriers face increasing competitive pressures to differentiate their products and establish brand loyalty. Costs to acquire new subscribers can be significant, therefore carriers are emphasizing pricing and plan elements to attract and retain customers. In addition, carriers are increasingly offering local, long distance, wireless, cable and Internet services bundled into one package in order to appeal to a wider market. The industry has also experienced a considerable amount of consolidation and investment in new technologies while at the same time facing  increasing competitive pressure from alternative providers, including cable companies, VoIP providers, ILEC’s and CLEC’s seeking new market share. These practices have the incumbent “RBOC’s” developing aggressive strategies to retain their existing base of customers.

Beginning in January 2008, we initiated our outbound contact services business in an attempt to take advantage of opportunities created by this competitive environment. Our first significant engagement requires us to assist an RBOC in its efforts to guard against customer attrition by calling existing  and former customers of the RBOC to incentivize them to enter into long-term agreements for continued service from the RBOC.

Directory Assistance Market and Customers

The U.S. directory assistance industry generated over 6 billion information requests in 2007 primarily from three distinct platforms: wireline, wireless, and VoIP telephone lines. Advertiser funded directory assistance services are emerging as a fourth platform generating over 200 million calls in 2007.

New and improved offerings for advertiser sponsored directory information are seeing the largest gains in market share with companies such as Microsoft’s TellMe, Google’s GOOG411 and Jingle Network’s FREE411 in this space. Likewise, companies such as Cablevision provide directory assistance at no cost to their customers as a competitive measure.

Prior to March 2008 our principal business was to provide Enhanced Directory Assistance and information services to phone companies who offered it as a feature or product to their customers. Our major directory assistance customers include Cablevision, Jingle Networks, SunCom, and XO Communications. We have notified all of our current directory assistance customers that we are exiting the directory assistance business and that we will close our remaining call centers used in servicing these calls in May 2008.

Customers that accounted for more than 10% of our revenues during the periods indicated are as follows:

	Years ended December 31,
Customer	2007	2006	2005

Cablevision	39%	25%	6%
Jingle Networks	26%	14%	—%
SunCom	12%	9%	4%
Nextel Communications	—%	37%	76%

Call Centers and Network

To service our soon-to-be-discontinued directory assistance business, we operate six call centers in the United States located in Minneapolis, Charlotte, Orlando, Honolulu, Long Island and Beaverton.

During 2006 and 2005 we reduced our headcount by over 2,000 employees and consolidated the operations of 25 call centers into the remaining six call centers, all of which were in service at the end of 2007. In the first quarter 2008, we continued these consolidation efforts by migrating calls out of our Long Island and Beaverton call centers  into our other remaining centers. On March 21, 2008 we decided to exit the directory assistance business entirely and will maintain the Beaverton call center to service our outbound telesales operations and other contact services business. We intend to grow our existing outbound telesales business and to scale our call center system and telesales agents to accommodate such growth. We are configuring our Beaverton center initially to support approximately 140 agents and have expansion plans prepared should we need to increase capacity further.

Our directory assistance business has had strict service level standards that required our network systems to support a 24-hour per day service, which in turn required a share network operations center and other redundancies in order to avoid operational and disaster downtimes. Our outbound business to business telesales operates only during normal business hours, and our telesales network configuration utilizes internet protocol to access both data and voice using standard, off the shelf product offerings.  This design provides excellent voice quality for our agents, high speed access for all inbound and outbound data and is a scalable platform. We hire and train personnel at our call center with training and testing on products and customer interaction techniques, and we continually monitor, test and evaluate agent performance. Call center personnel have incentives that are based on production but are also trained to maintain strict adherence to predetermined calling scripts.  We generally report all calling activity to our customers on a regular basis.

Our Services and Features

For our soon-to-be discontinued directory assistance business, we use a customized array of internally owned and operated hardware and software, along with proprietary database search engines, to provide our Enhanced Directory Assistance. We receive incoming calls by means of assigned telephone numbers, which, in most cases are “411,” “555-1212,” “00”.  Upon receiving information requests from callers, operators search applicable databases using our proprietary search tools, and where successful in the search, the operator generally connects the caller to the called party and/or supplies the caller with the requested information.

Contact Services

With respect to our new outbound telesales business, by way of illustration with our current customer we have a US territory in which we are authorized to prospect. A database of businesses either developed internally by us or provided by the customer is accessed through automated dialers hosted and owned by a third party outside our call center. We staff the agents, train them and generate the calls to businesses. The agents then inquire for appropriate personnel at the business and discuss with that person their business telephone service. All calls are recorded to ensure the accuracy and compliance of the communications with required protocol. Successful sale information and results are electronically provided to the customer for verification.

Database Systems and Content

In our data services business we believe the quality of our services is directly related to the scope, quantity and quality of the information content in our database systems. The majority of the information that we acquire, develop, and maintain is telephone listings data. To ensure high quality and accuracy, we obtain this data from multiple sources, including certain of the regional Bell operating companies, independent telephone companies and other commercial sources. This data is enhanced by our direct data collection efforts and a principal database of local information is developed for each call center or region. We have been able to successfully utilize this information content and our data manipulation abilities to generate highly efficient lead input for our telemarketing automated dialers.

With respect to our soon to be discontinued directory assistance services, our proprietary operator interface software allows operators to efficiently and simultaneously search and reverse-search multiple databases.  Our search engine was optimized for directory assistance services and large national databases, providing sub-second search times even in complex searches.  We used proprietary database management systems to maintain and update our directory listings.  We also continually acquired additional content or access to content from a variety of sources that, in many cases, built on this listings data to make them more useful.

Marketing and Sales

We plan to grow our contact center business in a measured though substantial way.  Our existing, though limited, customer base builds indirectly on our former directory assistance business in that it involves contacting existing or new customers for telecommunications carriers.  The regional bell operating companies for whom we ultimately call are serviced by telecom agents, and we provide our services through contractual sub-agency sales agreements with these agents.  Ultimately we will need to be highly productive in our sales efforts and flexible in our approach in this new sales environment if we are to achieve the substantial growth that we desire.  In our data services business, we are targeting new customers that we believe will consistently depend on us for large volumes of data access and adept manipulation.

Intellectual Property

In our soon to-be-discontinued directory assistance business we relied on a combination of trademark, patent and trade secrets laws and confidentiality procedures to protect our intellectual property rights.  We have 45 U.S. patents issued and five foreign patents issued, including several relating to our StarBack technology, our information services platform and others associated with applications for call handling and delivery of information and other services.  We have approximately 67 applications pending for additional U.S. and foreign patents.  We also have U.S. and foreign registered trademarks for, among others, “Metro One,” “StarBack,” “AutoBack,” “Infone” and numerous other applications pending for U.S. trademark registrations.  We have reason to believe that many of our patents and pending patents may have applications beyond our historic use, and we are exploring ways to monetize the value of this intellectual property in all areas of use consistent with our liquidity needs.  These monetization efforts may include the sale or licensing of certain patents to current or former competitors or customers, public or private auction of all or select portions of this portfolio to interested parties, joint venturing with parties interested in pursuing royalty-based methods of monetary recovery, third-party financed efforts to evaluate and enforce certain intellectual property rights and/or various combinations of the foregoing with other recovery strategies.  The methods, means and structures pursued in these monetization efforts will be influenced by our short-term and long-term liquidity needs, whether for survival, working capital, more rapid growth in our other businesses or otherwise.

Competition

Both the directory assistance and information services markets are characterized by rapidly changing market forces, technological advancements and increasing competition from large carrier-affiliated companies and other independent companies.  In our directory assistance business, our principal competitors included RBOC’s and other independent providers.  Telephone carriers, both landline and wireless, provide directory assistance both in and outside their own operating regions.  These companies have operated with greater financial, technical and marketing resources than we had or have, and they offered features that were competitively similar to ours.  We also faced competition in this business from low cost directory assistance provided by overseas operators and firms offering information, directories and/or search engines via Internet-enabled devices.

In recent years, telephone carriers appeared to us to have become more focused on reducing costs, even if such reduction resulted in diminished services and quality, thereby discounting the features that we felt had become our competitive differentiator.  In addition, other sources of directory assistance, such as automation and those provided by offshore call centers and the Internet, provided these carriers with the low cost forms of competitive services that they were now willing to accept.  In direct response, in order to compete effectively, we attempted to reduce our call center network and other costs of service delivery. We, however, were unable to reduce costs and obtain new business sufficient to generate operating capital and as a result determined to exit the directory assistance services business.

Competition in the data and outbound call center services business is more fragmented than directory assistance. The benefit of this market structure is that we do not compete against and do not as readily have as customers large carriers with significant market power.  One competitive disadvantage, at least with respect to our outbound telesales business, is that there are low barriers to entry, and small businesses that are able to service the volume of small to mid-sized businesses may have lower overhead and cost structures than we are able to achieve, at least until we are able to develop greater efficiencies than that of our competition and/or scale into greater cost reductions than our competition can achieve.  We intend to leverage our call center expertise as we develop these business opportunities and believe that this expertise will provide us a near-term competitive advantage in this market.

Government Regulation

Certain projects we may undertake are subject to varying degrees of governmental regulation. Federal and state laws governing consumer privacy, the collection, use and security of consumer data, and the use and disclosure of customer proprietary network information impose regulatory and licensing obligations on us. There are also self-imposed industry standards that apply to the use and security of certain consumer data. In addition, both federal and state laws regulate telephone solicitations to residential customers.

Our telecommunications clients are subject to regulations governing the unauthorized disclosure of customer proprietary network information. These regulations limit the disclosure of non-public customer information regarding telephone services such as the type of service and usage and billing information. In providing services to our telecommunications clients, we are required to comply with these regulations.

Outbound Telemarketing Sales

We may engage in telephone solicitation to consumers in which certain additional regulations may apply. On the federal level, both the Federal Trade Commission (FTC) and the Federal Communications Commission (FCC) regulate the initiation of telephone solicitations to residential telephone subscribers. Federal regulations prohibit the use of deceptive, unfair and abusive telemarketing sales practices. States have also enacted and continue to enact legislation governing telephone solicitations, which contain similar restrictions, as well as registration requirements.

Employees

As of December 31, 2007, we had approximately 632 employees, approximately 21% of whom were employed on a part-time basis.  Most of our employees are operators, and the number of full-time and part-time operators varies from time to time as a result of fluctuations in the volume of calls we receive.  None of our employees is subject to a collective bargaining agreement.

On March 21, 2008, as a result of our decision to exit the directory assistance business, we notified approximately 700 employees of our intent to terminate their employment on designated schedules generally over the next 60 days. We intend to provide severance payments to all employees working to their termination dates based on length of service and other factors.  We consider relations with our employees to be otherwise satisfacatory.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly, and current reports, proxy and information statements and other information that public companies (including us) file electronically with the SEC. Our electronic filings are available to the public at the SEC’s internet site, www.sec.gov.

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

We have experienced net losses in each of the quarterly and annual periods since the second quarter of 2003. In the years ended December 31, 2007 and 2006, we incurred losses of $14.4 million and $19.2 million, respectively. At December 31, 2007, we had working capital of approximately $9.8 million. Our recent decision to exit the directory assistance business will lead to increased cash expenditures in the near term, as we pay the costs of closing those operations. To achieve profitability, we will need to generate revenue from new and existing lines of business and continue to decrease our expenditures. We can give no assurance that we will generate sufficient revenues in our new and continuing businesses or succeed in reducing expenditures enough to achieve profitability on a quarterly or annual basis in the future. These factors, among others, raise doubt about our ability to continue as a going concern. Even if we do ultimately achieve profitability, we may not be able to sustain profitability on a quarterly or annual basis.

We will likely need additional capital in the future, and it may not be available on acceptable terms, or at all.

Our unrestricted cash balances at March 1, 2008 were approximately $5.4 million. Remaining cash balances after the costs of exiting the directory assistance business may not be sufficient to fund operating and other expenses for the next twelve months. We can give no assurance that our cost reduction initiatives will yield the results we anticipate or that we will generate sufficient cash flows from the sales of our services. As a result, we will likely need to secure additional financing in the future. We cannot be certain that additional financing will be available on acceptable terms, or at all. If it is available, the terms of available financing may place limits on our financial and operating flexibility or include certain preferences over common shareholders or require the pledge of all or some of our assets. If adequate financing is not available on acceptable terms, we may be forced to sell remaining assets, further reduce expenditures, or even cease operations, and we may not be able to pursue any of our business objectives. An inability to secure additional funding could force us to wind-down and liquidate our business or otherwise seriously harm our business, results of operations and financial condition.

Our decision to exit the directory assistance call center business could have significant adverse impact on our existing cash balances and near-term cash flows, and we may not have sufficient cash to continue our operations.

Our decision to exit the directory assistance call center business involves closing all of our remaining directory assistance call centers, eliminating the majority of our work force, ending our business dealings with customers prior to the contemplated expiration of our existing agreements, disposing of the majority of our call center assets and attempting to eliminate vendor agreements associated with our directory assistance business and our call centers. While we expect these actions to result in future costs savings, they will require near term one-time uses of cash that otherwise would not be incurred.

For instance, we will incur severance, retention and other costs and/or cash expenditures in connection with winding down our call center operations. In addition, in certain cases, we may negotiate an early termination of our existing leases which likely will require buyout or early termination payments, and we will incur costs associated with dismantling our call centers and disposing of our assets. We estimate that these actions will result in cash expenditures of at least $2.3 million. Should we make or be required to make payments in connection with our contract obligations with our current directory assistance customers and others, or should these customers refuse to pay or attempt to set off amounts owed to us or pursue legal claims against us, our cash expenditures could be greater than we anticipate, perhaps significantly, and our working capital could be significantly less than we now contemplate. Our cash balances and near-term cash flow could be severely adversely impacted and we may be required to attempt to dispose of certain remaining assets in a timeframe that may not maximize their value. As a result, we may not have sufficient cash to execute on our business plans.

Our remaining business may not generate enough revenues quickly enough and our remaining cash balances may not be sufficient for us to continue our operations.

In March 2008, we announced plans to exit the directory assistance call center business and focus on our data services business and our contact services call center business in an effort to reduce our operating expenses and losses and focus on businesses that we believe can be profitable for us. Even after giving effect to the cost savings that we expect to achieve by discontinuing our directory assistance call center services, we may not have sufficient cash or generate sufficient revenues quickly enough to continue our operations. Both the continuation of our data services business and our entry into the contact services business require significant revenue growth to achieve profitability. These businesses are small and operate in a competitive environment. We will need to add larger customers in the data services business in order to create efficient scale. The contact services business requires continual recruitment of effective sales agents to maintain revenue growth. Both of these objectives are difficult and are a critical part of generating cash flow to fund the business going forward.

We are entering the call center contact services  business which is substantially different from the inbound directory assistance operator service with which we have substantial experience, and we may not be successful making the transition.

We entered the call center contact services business only in January 2008 and thus have very limited experience in this business. Revenues are generated for us generally only when agents are successful in negotiating a sale. We have found the skill set required for a successful telesales agent is different than an inbound directory assistant agent, and we have little experience sourcing, hiring and evaluating telesales agents. To date, the employee turnover rate in the outbound telesales contact services business is very high. High turnover rates increase recruiting and training costs and decrease operating efficiencies and productivity. Also, certain individual sales people may account for a disproportionate number of sales, and we may become dependent on their continued sales production. Our contact center uses technology that is owned, operated and hosted by third party providers and we are dependent on that technology for our outbound calling and sales. Any failure in technology or inability to procure and integrate such technology may impact the business adversely. If we are unable to efficiently manage our contact services center, our efforts to substantially grow this business may falter and our results of operations could be materially adversely affected.

The success of our new contact service business is subject to the terms and conditions of our current customer contracts.

We are party to just one contact services agreement to date and in it we function as a sub-agent for a large carrier. That agreement is potentially easily cancellable by our contract party (the direct, master agent to the carrier); commissions paid to us are dependent on the carrier paying our contract party and are subject to certain reductions or offsets that may be levied by the carrier; the commission spread is subject to change by the carrier on 30 days notice; and we have no exclusivity in products or services to be sold or in territory to be serviced by us. If the agreement is terminated, if commissions are withheld or reduced, or if competition with our contracting party or with other sub-agents were to develop, we may not be able to grow sufficiently or possibly even continue our contact services business, and our operations and financial results could thereby be materially adversely affected. If any new agreements we enter into with other customers are in a similar form, we will always be subject to these risks.

Our inability to achieve desired and stable pricing levels could adversely affect our ability to return to profitability.

In our data services business, our pricing levels have remained fairly constant and we believe are consistent with our competitors in the industry. The prices that we charge our data customers are subject to the terms of our contracts. Prices in our outbound telesales contact business under our current contract is dependent on the discounts we negotiate with our master agent and the prices the master agent’s carrier customers pay them. Carrier customers frequently change incentives and prices paid for sales of their products and services, and these changes in commission levels flow through to us Carrier customers may change or reduce prices paid such that we no longer are able to generate profits through those sales.

We face substantial competition from a number of other companies.

Our data services business faces substantial competition from multiple providers of similar services and data, many of whom are large diversified companies with substantial resources such as infoUSA, Melissa Data, Merkle, Acxiom and Dun & Bradstreet. If we are unable to compete successfully, it could have an adverse effect on our business, financial condition, results of operations and/or cash flows. Our ability to compete successfully depends, in part, on our ability to anticipate and appropriately respond to many factors, including the introduction of new services and products by our competitors, changes in economic conditions and marketing efforts by consumer companies, and periodic discount pricing strategies by our competitors. Many of our competitors have significant resources that may allow them to engage in heavy marketing and aggressive discounting that we would not be able to match.

Competition in the data and outbound call center services business is fragmented, and the business has low barriers to entry. Small businesses are able to service the volume of the small to mid-sized businesses that we initially are targeting and likely have lower overhead and cost structures than we are able to achieve, at least in the near term. If we are unable to compete successfully, we will not be able to continue in this business, resulting in a material adverse effect on our business, financial condition, results of operations and/or cash flows.

The rapidly changing telecommunications market could unfavorably affect us.

Our contact center business currently provides services only for telecommunications companies. The telecommunications market is subject to rapid change and uncertainty that may result in competitive situations which could unfavorably affect us. These changes and uncertainties are due to, among other factors, the following:

•              Mergers, acquisitions and alliances, and difficult economic conditions among carriers, which can result in fewer carriers in the marketplace, lost carrier customers for our master agent(s), and termination of residual income streams earned from prior sales; and

•              Changes in the regulatory environment, which may affect us directly by affecting our ability to access and update listings data or access and update it at a reasonable cost or increasing restrictions on our ability to contact customers over the phone including the continual evolution of “do not call” database restrictions.

Our quarterly and annual operating results may vary significantly in part due to factors outside our control.

In the future, as in the past, our quarterly and annual operating results may vary significantly as a result of a number of factors. We cannot control many of these factors, which include, among others:

•              The timing and expense of our contact services call center network expansion or contraction, including changing staffing and infrastructure expenses related to anticipated call volume changes;

•              The addition or expiration of contracts with carrier customers, master agents or other customers;

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

In our data services business, our ability to succeed depends, in part, on our ability to anticipate changes in technology and industry standards and to develop and introduce new services and features that are accepted by the marketplace and cost effective for us to provide as a part of our overall service offerings. The development of new services and features can be expensive and very uncertain. It can be difficult to correctly anticipate the needs of the marketplace and the viability of new proposals. If our competitors offer new products and services or are able to provide existing products more cost effectively, we may lose customers and may not be able to grow revenues sufficiently to succeed in our business.

If we are unable to acquire and update information content at all or at an economical cost, we may have difficulty providing service.

Our telecom data used in the operations of our data services business is provided by a limited number of suppliers and is contingently supplied based on our compliance with delivery contracts which include a requirement that we are a directory assistance provider. We also use this data to increase the usefulness of our contact center calling lists. We have represented to our suppliers that we are continuing to provide directory assistance information through electronic delivery even after we exit the live operator-delivered directory information call center business. If our suppliers subsequently determine we are not eligible to receive or are misusing the data provided or that we are otherwise not complying with our contracts, they may increase the cost of providing the data or stop supplying it all together, both of which would negatively impact and possibly even preclude our ability to provide data services to our customers and to our contact services business..

If we are unable to continue to attract and retain qualified senior management, sales and technical personnel and call center agents our operations could be adversely affected.

Our success depends to a significant extent on the efforts and abilities of our senior management, sales and technical personnel and call center agents. The loss of the services of our senior management and technical personnel could have a material adverse effect on our business and our ability to meet our strategic objectives. In addition, increasing our revenues is critical to our success. If we are unable to attract and retain qualified and productive sales personnel, we may not be able to increase our revenues which would have an adverse effect on our plans and our business. We also depend on the continued service of our call center agents, whom we hire from the available labor pool. The ability to attract and retain qualified senior management, sales and technical personnel, operators and other skilled employees is extremely important to the operation of our business. If we are unable to attract and retain qualified individuals or if we are required to pay significantly higher wages and other benefits to such individuals, our business operations could be adversely affected..

Our common stock may be delisted from the Nasdaq Capital Market if we are unable to maintain compliance with Nasdaq Capital Market continued listing requirements.

Our common stock listing was transferred to the Nasdaq Capital Market in February 2006 because we had been unable to regain compliance with the $1.00 minimum bid price requirement for continued listing. In July 2006, we effected a one-for-four reverse stock split and regained compliance with the Nasdaq listing requirements. However, since March 6, 2008, our stock price has again traded for less than $1.00.

In June 2007, we received a Nasdaq Staff Deficiency Letter informing us that we no longer complied with Nasdaq’s audit committee requirements for continued listing as set forth in Marketplace Rule 4350. Marketplace Rule 4350(d)(2)(A) requires that the audit committee of each Nasdaq issuer have at least three members, each of whom, among other things, must be independent as defined under Marketplace Rule 4200(a)(15) and meets the criteria for independence set forth in SEC Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. At that time, our Audit Committee was comprised of two independent members. We were advised in the letter that we would be provided a cure period in order to regain compliance until December 3, 2007. The letter also stated that, in the event we did not regain compliance within this period, we would be provided written notification that our securities would be delisted. On November 30, 2007, the Board of Directors appointed Richard B. Keller II to fill the remaining vacancy on the Board and further appointed Mr. Keller to serve as the third independent member of our Audit Committee. Mr. Keller’s appointment to the Board and to the Audit Committee avoided the commencement of delisting proceedings against us by Nasdaq.

If our common stock were to be delisted from the Nasdaq Capital Market for any reason, the market liquidity of our common stock could be significantly reduced and an investor would find it more difficult to dispose of, or obtain accurate quotations for, our common stock.

Our common stock price is volatile.

The market price of our common stock has experienced volatility and is likely to continue to experience significant fluctuations in response to a number of factors. These factors include, among others, those that have or will affect our quarterly and annual operating results and the following:

•              Announcements of extensions, expirations, changes in or breach of our contracts and the effects on our businesses and infrastructure of such activities;

•              Announcements relating to material events concerning our customers;

•              Actual or anticipated variations in our results of operations;

•              Announcements of new product initiatives or business strategies or the acquisition or disposition of assets; and

•              General market conditions.

From January 1, 2007 through December 31, 2007, our common stock price fluctuated from a low of $1.33 per share to a high of $2.51 per share and has on several occasions fluctuated more than 10% during a trading day. These trading prices may change significantly and arbitrarily. In addition, broad market factors affecting telecommunications or technology stocks may adversely affect the market price of our common stock. General economic, political and market conditions, including interest rate changes and recession, may also adversely affect our stock price.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

In 2007, we issued convertible preferred securities in a private placement transaction that can be converted into a significant percentage of our outstanding common stock. As part of the sale of those securities we agreed to register a portion of the underlying shares of common stock for potential resale by the purchasers. Sales of substantial amounts of our common stock in the public market, or even the potential for such sales, may have had and may continue to have an adverse effect on the market price for shares of our common stock and could impair the ability of sellers of our common stock to recover their investment or make a profit.

The issuance of securities in the financing transaction that we completed in 2007 substantially reduced the relative equity ownership and influence of our common shareholders who did not participate in the financing.

After completing our private financing transaction, which closed in June and August 2007, two shareholders owned a substantial equity ownership in our company. Because the investors acquired a preferred class of our capital stock, these investors also acquired a claim against our assets that is senior to the claim of the holders of our common stock in the event of a liquidation and certain other events. In addition, holders of common stock now have significantly less influence on our affairs and the ability to influence major corporate decisions than they did prior to the transaction. The holders of our convertible preferred stock are also entitled to elect a majority of the members of our Board of Directors, further increasing their control over our operations. Accordingly, these investors have significant influence over matters submitted to our preferred stock shareholders, including potential change-of-control transactions, proposals for asset sales and any liquidation. It is important to consider that the interests of our significant preferred stock shareholders may be different from the interests of holders of common stock, and they may be in a position to influence us to act in a manner that is  inconsistent with the interests of common shareholders generally.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We lease our principal executive and administrative offices which also houses our data services and our contact services call center, consisting of approximately 36,000 square feet of space, in Beaverton, Oregon. The lease term extends through mid-2009. We also lease call centers and other operational facilities, which as of December 31, 2007, ranged in size from 5,000 to 30,000 square feet. At December 31, 2007, these 6 additional leases for call centers and other remote facilities had remaining terms of up to two years. On March 21, 2008, we announced our intention to exit the inbound directory assistance business with the wind-down to be substantially completed by the end of May 2008. At that time all existing directory assistance call centers will be closed and leases will be terminated or held until expiration and marketed for sublease. Our data services and our contact services call center operation will continue in our Beaverton, Oregon office after the other inbound directory assistance call centers have closed.

ITEM 3.	LEGAL PROCEEDINGS.

On or about June 4, 2007, we filed a petition in the United States Tax Court opposing a statutory notice of deficiency issued by the Commissioner of Internal Revenue against us for our tax year 2002 asserting a deficiency of approximately $630,000. With interest and penalties, the amount in controversy as of March 31, 2008 is approximately $849,000. We assert that we may carryover our alternative minimum tax net operating loss arising in its 2004 tax year to reduce alternative minimum taxable income in our 2002 tax year.

We believe that ameliorative legislation enacted after the terrorist attacks in New York occurring on September 11, 2000 permits this tax adjustment. The case is Metro One Telecommunications, Inc. v. Commissioner of Internal Revenue, Tax Court Docket No. 12651-07.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information For Common Stock

Our common stock trades on the Nasdaq Capital Market under the symbol “INFO.”  In July 2006, we effected a one-for-four reverse stock split. The high and low closing sales prices, on a post-split adjusted basis, as reported on the Nasdaq Capital Market for each quarterly period within the two most recent fiscal years were as follows:

2007	High	Low
Quarter ended December 31, 2007	$2.12	$1.33
Quarter ended September 30, 2007	$2.20	$1.80
Quarter ended June 30, 2007	$2.18	$1.99
Quarter ended March 31, 2007	$2.51	$2.00

2006	High	Low
Quarter ended December 31, 2006	$2.74	$2.03
Quarter ended September 30, 2006	$2.83	$1.85
Quarter ended June 30, 2006	$2.68	$1.96
Quarter ended March 31, 2006	$3.77	$1.32

The approximate number of shareholders of record as of March 20, 2008 was 126. On March 20, 2008, the closing price of our common stock, as reported on the Nasdaq Capital Market, was $0.71 per share.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to retain earnings from operations for use in the operation and expansion of our business and do not anticipate paying cash dividends with respect to our common stock in the foreseeable future.

In 2007 we issued a total of 1,000 shares of convertible preferred stock which carries a cumulative dividend of 4%, and 350 warrants to purchase convertible preferred stock, none of which as yet has been exercised. The cumulative dividends have been accrued but are unpaid as of December 31, 2007.

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

Overview

Pending Changes for the Historical Business

On March 21, 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we had decided to exit the wholesale directory assistance business by the end of May 2008. The determination to exit the directory assistance business on the anticipated schedule was made by our Board of Directors on March 20, 2008. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our nascent contact services businesses and monetizing our intellectual property portfolio.

We will continue to pursue growth in our small data services business that has been developed over the last few years. We have yet to realize the significant opportunities we believe exist there, but we expect this to change with greater focus.

The directory assistance call centers in Minneapolis, Orlando, Charlotte and Honolulu are slated for closure on May 5, 2008. We also intend to reduce corporate staff at the Beaverton headquarters. Currently, we expect to complete this plan by the end of May 2008. We estimate a head-count reduction of approximately 700 employees in connection with the closure of these call centers and the reduction in force at the Beaverton corporate headquarters. Closure of the directory assistance call center in Long Island commenced prior to our Board’s decision to leave the directory assistance business and is expected to be completed by March 31, 2008.

Discussion of the Historical Business

We have been a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means. We have contracted primarily with wireless carriers, VoIP providers, cable companies, ILECs, CLECs, free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users. Our proprietary Enhanced Directory Assistance platform provided comprehensive directory assistance listings and other informational content and services. Other non-directory assistance services and content included reservation services, movie listings and a variety of other unique services. Our special return-to-operator features, StarBack® and AutoBack®, have made the telephone easier to use and have been offered exclusively by Metro One. All of our services have been provided by operators located only in the United States, or electronically. Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues have been derived principally through fees charged to telecommunications carriers and other customers.

In addition to voice-based services, we also provide Enhanced Directory Assistance services in electronic format.  These services are provided to customers who electronically issue directory assistance queries and use the returned information to complete and correct their own data records.  We currently provide electronic directory assistance services in a number of delivery formats to meet customer needs including automated file processing and real-time individual look ups.  In addition to pure directory assistance data, we house national databases of consumer and business information.  We blend this data with directory assistance data to build products we sell to a broad range of companies that require electronic directory assistance data and marketing data.  These customers include companies in the service, marketing, and financial sectors.  Our data services business represents an emerging business based on infrastructure originally developed to support our voice-based call center business.

Under a typical wholesale contract, a carrier agrees to route some or all of their directory assistance calls to us. We have offered our services to multiple carriers within the same market. When a carrier’s subscribers dial a typical directory assistance number, such as “411,” “555-1212” or “00,” the calls are routed to and answered by our operators identifying the service by that carrier’s brand name.

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

As a result of the termination of contracts with significant customers, we have experienced significant financial losses and reduction of cash flows over the last several years. These losses have had, and will continue to have, a significant adverse impact on our results of operations and cash flows. We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in parts or all of 2008. We are working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, develop and grow our data services business and our outbound telesales business. There can be no assurance that our plans will be successful. In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008. We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity. We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us. If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

Restructuring and exit activities

In 2006, we undertook significant restructuring activities, due primarily to the departure of call volume from Nextel, a major customer. During 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees. As a result of the closure and other restructuring activities, we paid or accrued approximately $2.8 million of termination and retention benefits. We also recorded approximately $1.7 million of expenses related to termination of lease obligations of closed facilities during 2006. In addition, we recorded approximately $2.2 million of other costs, primarily legal and advisory services and dismantling costs in 2006. Included in these costs were losses incurred on disposal, in the second quarter, of certain corporate and call center assets in the amount of $935,000. These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale. At December 31, 2006, we had approximately $712,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees. In 2007, we continued our restructuring initiatives, incurring approximately $1.1 million in incremental costs, for headcount reductions and primarily for the purpose of engaging XRoads Solutions Group, a strategic consulting firm specializing in troubled company restructuring, to evaluate our operations, the market, and strategic alternatives and recommend the most prudent course of action for our stakeholders. There were no remaining restructuring costs accrued at December 31, 2007.

Results of Operations

The following table shows selected items of our consolidated statements of operations data expressed as a percentage of revenues:

	Years Ended December 31,
	2007	2006
Revenues	100.0%	100.0%
Direct operating expenses	84.2	62.9
Selling, general and administrative expenses	81.0	68.1
Depreciation and amortization	11.9	12.3
Restructuring charges	6.0	21.8
Loss from operations	(83.1)	(65.1)
Loss on revaluation of warrants	(0.2)	—
Other income, net	2.5	1.9
Loss before income taxes	(80.8)	(63.2)
Income tax expense (benefit)	(0.2)	0.2
Net loss	(80.6)%	(63.4)%

2007 Compared to 2006

Revenues. Revenues decreased 41% to $17.9 million from $30.3 million. Call volume decreased to approximately 82 million calls from approximately 85 million calls. These decreases resulted primarily from the elimination of calls as a result of the termination of the Nextel agreement and was offset by increased volume in Cablevision and Jingle calls. In addition, our overall average revenue per call was approximately $0.20 in 2007 compared to approximately $0.27 in 2006 primarily due to downward pricing adjustments to retain contracts and new contracts at rates lower than the existing averages. Additionally in the first quarter of 2006, we received $5.75 million recorded as revenue from Nextel as part of a settlement agreement entered into the first quarter of 2006.

Direct operating expenses. Direct operating expenses, consisting of the costs of salaries, wages, benefits and taxes of call center personnel, listings data and content acquisition costs, decreased 21% to $15.1 million from $19.1 million. This decrease was primarily due to lower personnel and data cost associated with servicing lower call volumes and increased efficiencies. As a percentage of revenues, direct operating expenses increased to 84.2% from 62.9%, due primarily to lower revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 30% to $14.5 million from $20.7 million resulting primarily from cost-cutting efforts in response to the 2005 termination of our contract with Nextel, including the closing of 12 call centers. As a percentage of revenues, selling, general and administrative expenses increased to 81% in 2007 compared to 68.1% in 2006 primarily due to lower revenues.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million in 2007 compared to $3.7 million in 2006. The decrease in depreciation and amortization was due primarily to a reduction in the acquisition of fixed assets in 2007 and the disposal of assets related to call center closures in 2006 in addition to a larger percentage of assets reaching full  depreciation.

Restructuring charges. Restructuring charges of approximately $1.1 million in 2007 consisted primarily of one-time termination benefits paid to employees of $156,000, lease termination costs of $8,000 and $906,000 of other costs. Other costs were largely for consultants that we engaged to assist us with redesigning our business model. The remaining restructuring charges related primarily to the 13 call centers we closed in 2006 and other cost cutting efforts at our corporate headquarters.

Other income and expense. Loss associated with revaluation of warrants was $17,000 in 2007 and $-0- in 2006 and represents the change in market value of the warrant liability incurred in connection with the issuance of 1,000 shares of convertible preferred stock. See Note 5 to the Notes to Consolidated Financial Statements for further information on this financing transaction. Other income, net in 2007 was approximately $444,000 consisting primarily of interest earned on cash and cash equivalents partially offset by other miscellaneous non-operating expenses.

Income taxes. Income tax benefit in 2007 was $29,000 primarily related to state income tax refunds. Income tax expense in 2006 was $51,000, primarily related to state income taxes. Our effective tax rate for 2007 was a benefit of approximately 0.2% and an expense of 0.3% for 2006. The rates for both years differ from the statutory rates primarily due to the increase in the valuation allowance, against deferred tax assets as it is more likely than not that some portion or all of the deferred tax assets may not be realized.

Liquidity and Capital Resources

Cash and cash equivalents, short-term investments and restricted cash are recorded at cost which approximates their fair market value. As of December 31, 2007, we had approximately $11.0 million in cash and cash equivalents and restricted cash (including $3.0 million of restricted cash) compared to approximately $16.7 million (including $4.7 million of restricted cash) at December 31, 2006. The net decrease of $5.7 million resulted primarily from net operating losses of $14.4 million partially offset by net proceeds received from the issuance of convertible preferred stock in the amount of $9.1 million. We have no outstanding debt.

Working capital was $9.8 million at December 31, 2007, compared to $13.3 million at December 31, 2006. This change was primarily due to net operating losses incurred in 2007 partially offset by net proceeds received from the issuance of convertible preferred stock. See Item 1A. “Risk Factors” and the subheading “Critical Accounting Policies – Accounts Receivable” in this section below for a discussion of certain risk that could affect the amount and sufficiency of our working capital.

Cash flow from operations. Net cash used in operations in 2007 was $14.7 million compared to net cash used of $8.6 million in 2006; accordingly, we used approximately $6.1 million more cash in operations in 2007 as compared to 2006. The increase in cash used in operations was primarily as follows: we received approximately $22.5 million less in cash collections from our customers due to reduced sales and the one-time contract termination settlement payment of $5.75 million received in 2006 from Nextel, partially offset by reduced cash used for payroll and benefits of approximately $8.5 million and a reduction in cash paid for goods and services of approximately $9.0 million.

Cash flow from investing activities. Cash provided by investing activities was $1.6 million in 2007 primarily resulting from the release of cash used to secure a letter of credit. Cash provided by investing activities was $2.8 million in 2006, also primarily resulting from the release of cash used to secure a letter of credit and cash proceeds from the sale of excess equipment and other assets, partially offset by cash used for capital purchases. In 2007 and 2006, capital expenditures were primarily for equipment to upgrade existing call centers, corporate networks and infrastructure.

Cash flow from financing activities. Cash provided by financing activities of $9.1 million in 2007 was the result of the net proceeds received upon the issuance of 1,000 shares of convertible preferred stock. See Note 5 to the Notes to Consolidated Financial Statements for further information on this financing transaction.

Future capital needs and resources. The primary uses of our capital in the near future are expected to be for basic working capital needs and for the costs of disposing of our directory assistance call center operations. We expect to adjust personnel and network capacities in order to address varying business circumstances, including changes in volume and pricing and other provisions of customer contracts.

Although cash on hand (including restricted cash) and short-term investments at December 31, 2007 was approximately $11.0 million, our operations and future activities, including planned and perhaps additional restructuring efforts, will reduce available cash.

Our existing cash and cash equivalents will likely not be sufficient to fund our operations for the remainder of 2008 or beyond. We are aggressively pursuing new, potentially more profitable sources of revenues, including outbound contact services and are working to grow our data services business. Over the past two years, we have significantly reduced the direct cost of delivering our services as well as our general and administrative overhead.

In addition, we are investigating and pursuing strategic alternatives for us to improve operations, improve liquidity and capital resources, and provide stability to our financial position as evidenced by the March 21, 2008 announcement that we would further restructure our business.  There can be no assurance that our efforts in these areas will be successful.  In such event, we may attempt to establish borrowing arrangements in order to maintain adequate liquidity, although we cannot provide assurance that financing will be available in amounts or on terms acceptable to us.  If we are unable to conduct our operations according to our plans and do so profitably or obtain additional financing, we may be forced to cease operations.

Effect of Inflation

Inflation did not materially affect our business during the last several years.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Management believes that of our significant accounting policies (see Note 1 to Notes to Consolidated Financial Statements), those governing accounts receivable, the lives and recoverability of the carrying amount of equipment and other long-lived assets, such as existing intangible assets, estimates involving the levels of our contingent liabilities for workers’ compensation and medical self-insurance, estimates of current taxes owed and estimated of restructuring costs may involve a higher degree of judgment, estimation and uncertainty.

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

On March 21, 2008, we notified all of our existing customers that effective May 5, 2008 we would no longer accept their directory assistance calls. Should we make or be required to make payments in connection with our contract obligations with our current directory assistance customers and others, or should these customers refuse to pay or attempt to set off amounts owed to us or pursue legal claims against us, our cash collected from our accounts receivable could be less than we anticipate, perhaps significantly, and our working capital could be significantly less than we believe.

Long-lived assets and intangibles.  We evaluate the remaining life and recoverability of equipment and other assets, including patents and trademarks and internally developed software, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  At such time, we estimate the future cash flows expected from use of such assets and their eventual disposition and, if lower than the carrying amounts, adjust the carrying amount of the assets to their estimated fair value.  Because of our changing business conditions, including lower wholesale prices and dependence on a relatively small number of customers for a significant portion of our revenues, our estimates of future cash flows to be generated from our operations could change materially, resulting in the need for us to record additional impairment charges.  In addition, as a result of our changing business conditions, we expect to adjust personnel, call centers and network capacities.  If any of these activities result in certain of our assets no longer being used in operations, we may need to record an additional impairment charge.    As a result of the 2005 decision by Nextel to terminate its contract with us and because of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2007 and 2006 for impairment in accordance with SFAS No. 144.  Our evaluation determined that the assets were not impaired as of December 31, 2007 and 2006.

Self-insurance reserves.  In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At December 31, 2007, we have reserved approximately $1.2 million related to self-insured workers’ compensation programs.  As of December 31, 2007, there were no reserves required or remaining for medical insurance as all potential claims periods have expired.  While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Income taxes.  Accounting for income taxes requires us to estimate our income taxes in each jurisdiction in which we operate.  Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities.  We estimate the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates.  Should any amounts be determined not to be recoverable, or assumptions change, we would be required to take a charge to establish a valuation allowance against such deferred tax assets, which could have a material effect on our financial position, results of operations or cash flows.  At December 31, 2007 and 2006, a valuation allowance reduced net deferred tax assets to zero.

Restructuring.  We account for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities whereby liabilities are recognized only as incurred.  One-time termination benefits are recorded when the qualifying termination plan is communicated to employees.  In addition, liabilities for costs related to the early termination our operating leases are recognized and measured at fair value when the lease is terminated in accordance with the early termination provisions of the lease agreement.  Further, asset write-down or impairment charges required as a result of a restructuring activity is accounted for consistent with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whereby the depreciable lives of fixed assets will be shortened in accordance with the plan of abandonment.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued staff positon No. 157-1 (“FSP 157-1”) amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R regardless of whether those assets and liabilities are related to leases.  FSP 157-1 shall be effective upon the initial adoption of SFAS 157.  See discussion of the effective date of SFAS 157 below.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).   SFAS 160 establishes accounting and reporting standards for a parent company’s noncontrolling, or minority, interests in its subsidiaries.  SFAS 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a noncontrolling interest as well as deconsolidation procedures. This Statement aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.   We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141, Business Combinations- Revised (“SFAS 141R”).  SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009 We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations as we have no plans for acquisitions at this time.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In December 2007, the SEC issued SAB No. 110 which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not expect the adoption of SAB No. 110 to have a material effect on our operations or financial position.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and for assessing the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. As defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).   Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.

During the fourth quarter 2007, we enhanced our control structure by adding additional expertise in the area of financial accounting and SEC reporting.  Other than this enhancement, there has not been any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Based on our assessment our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by BDO Seidman LLP, an independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Metro One Telecommunications, Inc.
Beaverton, Oregon

We have audited the accompanying consolidated balance sheets of Metro One Telecommunications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 2 to the financial statements, the Company’s recurring losses from operations and loss of a significant customer raise substantial doubt as to its ability to continue as a going concern. As described in Note 17, Subsequent Event, on March 21, 2008, the Company decided to discontinue its primary business operations.  The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

BDO SEIDMAN, LLP
Seattle, Washington
March 31, 2008

Metro One Telecommunications, Inc.

Consolidated Statements of Operations (In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006

Revenues	$17,888	$30,339

Costs and expenses:
Direct operating	15,070	19,074
Selling, general and administrative	14,488	20,664
Depreciation and amortization	2,133	3,744
Restructuring charges	1,070	6,610
	32,761	50,092

Loss from operations	(14,873)	(19,753)

Loss associated with revaluation of warrants	(17)	—
Other income, net	444	583

Loss before income taxes	(14,446)	(19,170)
Income tax expense (benefit)	(29)	51
Net loss	$(14,417)	$(19,221)

Preferred stock dividends	(230)	—
Preferred stock deemed dividends	(2,115)	—
Accretion on preferred stock	(326)	—

Net loss attributable to common shareholders	$(17,088)	$(19,221)

Net loss per share attributable to common shareholders:
Basic and diluted	$(2.74)	$(3.08)

Weighted average shares outstanding used in computing net loss attributable to common shareholders:
Basic and diluted	6,233	6,233

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Balance Sheets (In thousands except for share information)

	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$7,999	$11,965
Restricted cash	3,000	4,741
Accounts receivable, net	2,421	2,179
Prepaid costs and other current assets	573	961

Total current assets	13,993	19,846

Furniture, fixtures and equipment, net	1,438	3,014
Intangible assets	4,055	4,666
Other assets	81	86

Total assets	$19,567	$27,612

Liabilities, Redeemable Preferred Stock and Shareholders’ Equity

Current liabilities:
Accounts payable	$281	$983
Accrued liabilities	1,484	1,685
Accrued payroll and related costs	2,173	3,898
Preferred stock dividend payable	230	—

Total current liabilities	4,168	6,566

Preferred stock warrants	615	—
Other long-term liabilities	319	470

Total liabilities	5,102	7,036

Commitments and contingencies

Redeemable preferred stock:
Preferred stock, no par value, 10,000,000 shares authorized:
Series A convertible preferred stock, 1,385 shares authorized 1,000 and 0 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively; liquidation preference of $10,000 plus cumulative unpaid dividends of $230	8,798	—

Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized, 6,233,000 shares issued and outstanding at December 31, 2007 and 2006.	122,246	120,067
Accumulated deficit	(116,579)	(99,491)

Shareholders’ equity	5,667	20,576

Total liabilities, redeemable preferred stock and shareholders’ equity	$19,567	$27,612

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Shareholders’ Equity (In thousands)

	Shareholders’ Equity
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Balances at December 31, 2005	6,237	$119,937	$(80,270)	$39,667

Stock compensation expense	—	130	—	130
Cancellation of restricted stock grant	(4)	—	—	—
Net loss	—	—	(19,221)	(19,221)

Balances at December 31, 2006	6,233	120,067	(99,491)	20,576

Stock compensation expense	—	64	—	64
Beneficial conversion feature associated with the issuance of 1,000 shares of Series A convertible preferred stock	—	2,115	—	2,115
Preferred stock dividends	—	—	(230)	(230)
Preferred stock deemed dividends	—	—	(2,115)	(2,115)
Accretion on preferred stock	—	—	(326)	(326)
Net loss	—	—	(14,417)	(14,417)

Balances at December 31, 2007	6,233	$122,246	$(116,579)	$5,667

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Cash Flows (In thousands)

	Years Ended December 31,
	2007	2006

Cash flows used in operating activities:
Net loss	$(14,417)	$(19,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,133	3,744
Loss on disposal of fixed assets	100	1,101
Impairment loss and non-cash restructuring charges	81	129
Deferred rent	(151)	(156)
Stock compensation expense	64	130
Loss associated with revaluation of warrants	17	—
Changes in certain assets and liabilities:
Accounts receivable	(242)	9,803
Prepaid costs and other assets	388	1,014
Accounts payable and other liabilities	(2,628)	(5,158)

Net cash used in operating activities	(14,655)	(8,614)

Cash flows from investing activities:
Decrease in restricted cash	1,741	2,119
Capital expenditures	(155)	(120)
Proceeds from sale of fixed assets	33	820

Net cash provided by investing activities	1,619	2,810

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants, net	9,070	—

Net cash provided by financing activities	9,070	—

Net decrease in cash and cash equivalents	(3,966)	(5,804)

Cash and cash equivalents, beginning of year	11,965	17,769

Cash and cash equivalents, end of year	$7,999	$11,965

Supplemental disclosure of cash flow information:
Cash refunded (paid) for income taxes, net	$48	$(112)

Non-cash financing activities:

The Company accrued a liability of approximately $230 related to accumulated dividends payable on the convertible preferred stock for the year ended December 31, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

1.              Summary of Operations and Significant Accounting Policies

We are an experienced operator of call centers and data management services.  We have been a provider of Enhanced Directory Assistance® and other information services delivered through live operators and by electronic means.  We have contracted primarily with wireless carriers, Voice over Internet Protocol (“VoIP”) providers, cable companies, Competitive Local Exchange Carriers (“CLEC”), free directory assistance providers, prepaid carriers, and payphone operators to provide our services to their subscribers and users.  Our proprietary Enhanced Directory Assistance platform provides comprehensive directory assistance listings and other informational content and services.  Other non-directory assistance services and content has included reservation services, movie listings and a variety of other unique services.  Our special return-to-operator features, StarBack® and AutoBack®, make the telephone easier to use and are offered exclusively by Metro One.  All of our services have been provided by operators located only in the United States, or electronically.  Many of our features or aspects thereof are the subject of patents or pending patent applications. Revenues have been derived principally through fees charged to telecommunications carriers and other customers.

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

Basis of Consolidation.  The consolidated financial statements include the accounts of Metro One Telecommunications, Inc.  and its wholly-owned subsidiaries. All inter-company accounts, transactions and profits have been eliminated in consolidation.

Segment Reporting.  We have two reportable business segments defined by product line in accordance with Statement of Financial Accounting Standards (SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information:  (1) directory assistance services; and (2) data services.  Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Our operating segments are evidence of the internal structure of our organization. Both segments operate in the same industry and in the same service facilities.  Both segments derive revenue from providing directory information data.  Directory assistance services delivers data to its customers via telephone operators.  Data services delivers data to its customers electronically.   The operating facilities, sales management and chief decision-makers for both operations are managed by the same executive team.  Our chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented to the operating profit level as this is the primary performance measure for which the segments are evaluated.

Major Customers. In each of the years ended December 31, 2007 and 2006, a small number of customers accounted for substantially all revenue and accounts receivable reported.  In 2007, three customers accounted for approximately 39%, 26%, and 12% of our revenues.  In 2006, three customers accounted for approximately 37%, 25% and 14% of revenues.  Two customers accounted for approximately 66% of total receivables at December 31, 2007 and three customers accounted for 71% of total receivables at December 31, 2006.  In 2007 and historically, we have not incurred significant losses related to our accounts receivable.

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

Cash, Cash Equivalents, and Restricted Cash. Cash and cash equivalents include cash deposits in banks and highly liquid investments with maturity dates of three months or less at the date of acquisition.  Restricted cash consists of cash restricted to secure a letter of credit related to our workers’ compensation program and is invested in money market funds.

Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are stated at cost and are depreciated over their estimated useful lives of three to seven years using the straight-line method.  Leasehold improvements are amortized over the lesser of the remaining lease term or the useful life. Depreciation expense was $1.5 million, and $3.2 million in the years ended December 31, 2007 and 2006, respectively.  Expenditures for repairs and maintenance are expensed as incurred.

Intangible Assets. Intangible assets include patents, patents pending and trademarks.  These assets are carried at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives of three to ten years beginning at the time the related patent or trademark is granted.  The related amortization expense was $600,000 and $587,000 for the years ended December 31, 2007 and 2006, respectively.

The estimated aggregate amortization expense related to intangible assets for the five years subsequent to 2007 is shown below.  We have not included any amounts related to amortization of costs of patents or trademarks currently pending but not yet granted, totaling $2.8 million at December 31, 2007.

Year Ending	Estimated
December 31,	amortization expense
(In thousands)
2008	$424
2009	261
2010	207
2011	175
2012	98

Impairment of Long-lived and Intangible Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we evaluate the carrying value of furniture, fixtures, equipment and intangible assets with finite lives for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.  If an asset or group of assets is determined to be impaired, the impairment loss is measured as the amount by which the carrying value of the asset or group of assets exceeds its fair value.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net undiscounted cash flows generated by the asset.  As a result of continuing operating losses, we evaluated our fixed assets and intangibles as of December 31, 2007 and 2006 for impairment in accordance with SFAS 144.  Our evaluation determined that the assets were not impaired as of those dates.

Restructuring.  We account for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities whereby liabilities are recognized only as incurred.  One-time termination benefits are recorded when the qualifying termination plan is communicated to employees.  In addition, liabilities for costs related to the early termination our operating leases are recognized and measured at fair value when the lease is terminated in accordance with the early termination provisions of the lease agreement.  Further, assets to be abandoned as a result of a restructuring activity are accounted for consistent with SFAS 144, whereby the depreciable lives of fixed assets are shortened in accordance with the plan of abandonment.

Income Taxes. Income taxes are accounted for using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes.  Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided when it is more likely than not that all or some portion of deferred tax assets will not be realized.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, accounts payable, accrued liabilities and accrued payroll and related costs approximates fair value due to their short-term maturities.

Revenue Recognition. Under existing contracts with telecommunications carriers, we record revenue for the number of calls processed at the agreed upon price per call, calculated on a monthly basis.  Revenue per call may vary based on monthly volumes achieved.  Revenue is recognized as services are provided.  Revenue in 2006 also includes $5.75 million received from a former major customer as part of a contract termination settlement arrangement discussed in Note 4.  Revenue does not include sales tax collected from customers.

Net Loss Per Share. We report basic and diluted net loss per share in accordance with SFAS No. 128, Earnings per Share.  Basic net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net loss per share is calculated based on these same shares plus potential shares issuable upon assumed exercise of both outstanding stock options and warrants for convertible preferred stock, based on the treasury stock method, plus potential common shares issuable upon conversion of convertible preferred stock using the “if- converted” method.  However,  SFAS No. 128 requires that the effect of potential dilutive common stock equivalents be excluded from the calculation of diluted net loss per share if the effect is antidilutive.

Reverse stock split. On July 6, 2006, we effected a one-for-four reverse split of our common stock.  All share and per share data presented in the accompanying consolidated financial statements and notes thereto have been adjusted for the reverse stock split.

Self-insurance reserves.  In the past, we have self-insured a portion of our workers’ compensation and employee medical insurance programs.  In some periods we purchased stop loss coverage at varying levels in order to mitigate our potential future losses.  The nature of the liabilities associated with these self-insurance programs, which may not fully manifest themselves for several years, requires significant judgment.  We evaluate open workers’ compensation and medical claims under these policies periodically to determine the reasonableness of the reserves we have recorded for such claims.  Our evaluation includes estimates of potential incurred-but-unreported claims as well as factors that may cause original estimates of such claims to increase over time, such as available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs.  We adjust these reserves if events or changes in circumstances indicate that ultimate payments related to the claims will be more than the recorded reserves.  At December 31, 2007, we have reserved approximately $1.2 million related to self-insured workers’ compensation programs.  As of December 31, 2007, there were no reserves required or remaining for medical insurance as all potential claims periods have expired.  While we believe that the amounts reserved for these obligations are sufficient, any significant change in the status of open claims or costs associated with claims made under these plans could have a material adverse effect on our financial position, results of operations or cash flows.

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, under which compensation expense is recognized in the statement of operations for the fair value of employee stock-based compensation.  We elected the modified-prospective transition method as permitted by SFAS No. 123R and accordingly, prior periods have not been restated to reflect the effect of SFAS No. 123R.  The modified-prospective transition method requires that stock-based compensation expense recognized in the statement of operations include (1) quarterly amortization of all stock-based compensation granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (2) quarterly amortization of all stock-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  In addition, pursuant to SFAS No. 123R, we estimate forfeitures when calculating stock-based compensation expense, rather than accounting for forfeitures as incurred, which was our previous method.  Compensation expense is recognized over the requisite service (vesting) period using the straight-line amortization method.

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

We estimate the fair value of stock options using the Black-Scholes option pricing model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, and the risk-free interest rate over the option’s expected term and the Company’s expected annual common stock dividend yield.  The expected option term represents the estimated time until exercise and is based on our historical experience with similar awards, taking into consideration contractual terms, vesting schedules and expected employee behavior.  The expected stock price volatility is based on the historical volatility of our stock over the most recent period equal to the expected term of the option, adjusted for activity that is not expected to occur in the future.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.  We have not yet paid a dividend on common stock, and thus the dividend yield is 0.0%.  Prospectively, the assumptions will be evaluated and revised as necessary to reflect changes in market conditions and our experience.

Estimates of fair value are not intended to predict actual future events or the value ultimately realized by people who receive equity awards.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2007	2006

Common stock dividend yield	0.0%	0.0%
Risk free interest rate	4.1%	4.8%
Expected volatility	43.3%	96.9%
Expected life in years	3.8	4.0
Weighted-average fair value of options granted	$0.76	$2.33

Commitments and Contingencies. We are party to various legal actions and administrative proceedings arising in the ordinary course of business.  We believe the disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees.  At December 31, 2007, we had one letter of credit outstanding in the amount of $3.0 million related to our workers’ compensation program.  The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash.  This commitment expires on April 1, 2008 and is typically renewed on an annual basis.

Adoption of Accounting Standard. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective for our fiscal year beginning January 1, 2007.   In May 2007, the FASB issued FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”).  FSP FIN 48-1 clarifies when a tax position is considered settled under FIN 48.  Per FSP FIN 48-1, a tax position is considered “effectively settled” upon completion of the examination by the taxing authority without being legally extinguished.  For “effectively settled” tax positions, a company can recognize the full amount of the tax benefit.  FSP FIN 48-1 is effective upon a company’s adoption of FIN 48.  FSP FIN 48-1 did not have a material impact on our consolidated financial position or results of operations.  See Note 12 for a discussion of the application of these pronouncements.

2.              Going Concern

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003.  It is likely that we will continue to experience operating losses in parts or all of 2008.  We are working to aggressively pursue new and additional sources of revenues to support our reduced cost structure, further reduce the direct cost of delivering our services and reduce our general and administrative overhead, and develop and grow our Data Services and Contact Services businesses as evidenced by the March 21, 2008 announcement to discontinue the directory assistance business.  See Note 17 “Subsequent Events.” There can be no assurance that our plans will be successful.  In that case, we may need additional cash to fund our operations and/or pursue our business initiatives during 2008.  We may attempt to establish borrowing arrangements or otherwise raise additional funds in order to maintain adequate liquidity.  We cannot provide assurance that borrowing or other funding will be available in amounts or on terms acceptable to us.  If we are unable to execute our operations according to our plan or obtain additional financing, we may be forced to cease operations.

3.              Recent Accounting Pronouncements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued staff positon No. 157-1 (“FSP 157-1”) amending SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases (“SFAS 13”), and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R regardless of whether those assets and liabilities are related to leases.  FSP 157-1 shall be effective upon the initial adoption of SFAS 157.  See discussion of the effective date of SFAS 157 below.  We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”).   SFAS 160 establishes accounting and reporting standards for a parent company’s noncontrolling, or minority, interests in its subsidiaries.  SFAS 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a noncontrolling interest as well as deconsolidation procedures. This Statement aligns the reporting of noncontrolling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.   We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141, Business Combinations- Revised (“SFAS 141R”).  SFAS 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009 We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations as we have no plans for acquisitions at this time.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings.  Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 which we will be required to adopt in the first quarter of our 2008 fiscal year.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring the fair value of assets and liabilities in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements.  The FASB has issued a proposed interpretation that would defer the implementation of SFAS No. 157 for non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The remaining provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 157 will have a material impact on our financial position and results of operations.

In December 2007, the SEC issued SAB No. 110 which expressed the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123. In particular, the staff indicated in SAB No. 107 that it will accept a company’s election to use the simplified method, regardless of whether the Company has sufficient information to make more refined estimates of expected term. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior would, over time, become readily available to companies. Therefore, the SEC staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We do not expect the adoption of SAB No. 110 to have a material effect on our operations or financial position.

4.              Termination of Contract

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

5.              Convertible Preferred Stock Financing Arrangement and Preferred Stock Warrants

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

At the annual meeting of shareholders held on August 14, 2007, the holders of our common stock approved, among other things, the issuance of additional shares in the financing, permitting the second closing to take place.  At a second closing held on August 15, 2007, we simultaneously drew down the maximum principal amount of $7.8 million under the notes and immediately converted the notes into 780 shares of convertible preferred stock.  No amounts had been drawn under the notes prior to the second closing.  In addition, we issued warrants to the investors for the purchase of an additional 273 shares of convertible preferred stock at an initial exercise price of $10,000 per share.  We received $7.8 million in gross proceeds at the second closing.

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

In connection with the sale of the securities to the investors, we entered into a Registration Rights Agreement with the investors dated as of June 5, 2007 (the “Registration Rights Agreement”), which requires us to use our best efforts to register on Form S-3 under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issuable upon conversion of the convertible preferred stock (including those shares of convertible preferred stock issuable on exercise of warrants). Should it be determined that we are not eligible to register these shares on Form S-3, we will be required to register the shares on Form S-1 and will be required to file the Form S-1 within 60 days after it is determined that the Form S-3 registration is not available.  Under the Registration Rights Agreement, as currently amended, we will incur penalties if, among other things, the Form S-3 registration statement is not declared effective by the Securities and Exchange Commission on or prior to March 31, 2008, or if the registration is on Form S-1, within 120 days after being first filed on Form S-1. The penalties, payable to the holders of the convertible preferred stock and warrants proportionately to their holdings, is 1.25% of the purchase price of the preferred stock (or $125,000) for each 30-day period during which the effectiveness of the registration statement is delayed beyond the applicable final date, which amount is prorated for any partial period of delay.  Penalties may not exceed 20% of the purchase price of the preferred stock (or $2,000,000).  The Registration Rights Agreement also provides the investors with demand and piggyback registration rights under the Securities Act for shares of common stock issuable upon conversion of the convertible preferred stock (including shares of convertible preferred stock issuable on exercise of warrants or conversion of the notes).

Due to certain rights granted to its holders, the convertible preferred stock is classified as non-permanent equity in the consolidated balance sheets, pursuant to Rule 5-02.28 of the Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force Issue No. D-98, Classification and Measurement of Redeemable Securities. The fair value of the warrants, as based on intrinsic value, was approximately $598,000 at the time of their issuance.  Pursuant to FASB Staff Position FAS 150-5, Issuer’s Accounting Under FAS 150 for Freestanding Warrants and Other Similar Instruments That Are Redeemable, the warrants are classified as liabilities also due to certain rights granted to its holders.  The warrants are subject to periodic mark-to-market adjustments which are recorded in the consolidated statement of operations.

The convertible preferred stock is convertible into shares of our common stock at an initial conversion price of $1.78 per share.  In accordance with EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios we have evaluated if the convertible preferred stock has a beneficial conversion feature as the conversion price was less than the fair value of our common stock on the measurement date.  Under paragraph 6 of EITF 98-5, the discount related to the beneficial conversion feature would be calculated based on its intrinsic value which was approximately $2.1 million.  The value of the beneficial conversion feature was recorded in accumulated deficit and the offsetting discount to the convertible preferred stock was immediately written-off to accumulated deficit as a deemed dividend to preferred shareholders because the convertible preferred stock is immediately convertible.

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

6.             Restructuring Charges and Exit Activities

In 2006, we undertook significant restructuring activities due primarily to the departure of call volume from Nextel See note 4.  During 2006, we closed 13 call centers and significantly reduced the number of call center and administrative employees.  See discussion of further restructuring actions taken in 2008 in Note 17, “Subsequent Event.” As a result of the closure and other restructuring activities, in 2006 we paid or accrued approximately $2.8 million of termination and retention benefits, recorded approximately $1.7 million of expenses related to termination of lease obligations of closed facilities, and recorded approximately $2.2 million of other costs, primarily legal and advisory services and dismantling costs.  Included in these costs were losses incurred on the disposal of certain corporate and call center assets in the amount of $935,000.  These assets had a net book value totaling $1,574,000 at the time of disposal, and we received proceeds of $639,000 from the sale.  At December 31, 2006, we had approximately $712,000 of accrued restructuring costs, primarily related to remaining lease obligations of closed facilities and accrued termination benefits related to certain corporate employees.  In 2007, we continued our restructuring initiatives, incurring approximately $1.1 million in incremental costs, largely for Xroads Solutions Group, whom we engaged to assist us with assessing strategic alternatives for our business model. There were no remaining restructuring costs accrued at December 31, 2007.

Costs incurred in restructuring activities during the years ended December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)
Major cost type:
One-time termination benefits	$156	$2,766
Lease termination costs	8	1,670
Consulting fees and other	906	2,174
	$1,070	$6,610

The following summarizes the provisions, payments, adjustments and liability for costs associated with our cost reduction efforts for the period shown:

(In thousands)	One-time termination benefits	Lease termination costs	Consultants and Other	Total
Balance at December 31, 2005	$—	$355	$143	$498
Provisions	2,766	1,670	2,174	6,610
Payments	(2,246)	(1,814)	(1,136)	(5,196)
Adjustments and non-cash items	—	(19)	(1,181)	(1,200)
Balance at December 31, 2006	520	192	—	712
Provisions	156	8	906	1,070
Payments	(676)	(119)	(906)	(1,701)
Adjustments and non-cash items	—	(81)	—	(81)
Balance at December 31, 2007	$—	$—	$—	$—

As discussed in Note 17. “Subsequent Event”, we will undertake additional restructuring efforts in the future that will cause us to incur additional restructuring charges.

7.             Furniture, Fixtures and Equipment

Furniture, fixtures and equipment by major classification are summarized as follows:

	December 31,
	2007	2006
	(In thousands)

Equipment	$8,667	$8,764
Furniture and fixtures	778	778
Leasehold improvements and other	60	19

	9,505	9,561
Accumulated depreciation	(8,067)	(6,547)

Total furniture, fixtures and equipment, net	$1,438	$3,014

8.             Intangible assets

Below is a summary of other intangible assets at December 31:

	2007			2006
	Gross carrying	Accumulated		Gross carrying	Accumulated
	amount	amortization	Net	amount	amortization	Net
	(in thousands)
Amortized intangibles
Patents	$6,851	$(2,933)	$3,918	$6,851	$(2,391)	$4,460
Trademarks	712	(575)	137	720	(514)	206

Totals	$7,563	$(3,508)	$4,055	$7,571	$(2,905)	$4,666

During 2007, we wrote off $83,000 and $6,000 of intangibles and related accumulated amortization, respectively. The 2007 write offs were classified in selling general & adminstrative expenses in our consolidated financial statements.  During 2006, we wrote off $130,000 and $1,000 of intangibles and related accumulated amortization, respectively.  The 2006 write-offs related to abandoned trademark efforts and have been classified as restructuring charges in our consolidated financial statements.

9.             Lease Obligations

We lease operating facilities and equipment under operating leases with remaining terms of one to two years.  Rental expenses related to operating leases were approximately $1,802,000 and $2,458,000 in 2007 and 2006, respectively.

Minimum annual rent payments subsequent to 2007 for the remaining lease terms are as follows:

Year Ending
December 31,	Annual lease payments
(In thousands)
2008	$1,656
2009	821
Thereafter	—
Total minimum lease payments	$2,477

10.          Common Stock Options, Stock Based Compensation and Common Stock Warrants.

2006 Stock Incentive Plan

In 2006, our shareholders approved the 2006 Stock Incentive Plan (the “Plan”), which provides for the award of incentive stock options to key employees and the award of non-qualified stock options, stock sales and grants to employees, outside directors, independent contractors and consultants.  As of December 31, 2007, approximately 408,000 shares of common stock remained reserved for issuance under the Plan.  It is intended that the Plan will be used principally to attract and retain key employees.

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

A summary of the status of our option plan as of December 31, and changes during the years ending on those dates follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
	Shares	Exer. Price	Shares	Exer. Price
	(In thousands, except per share amounts)
Outstanding at beginning of year	544	$32.21	718	$35.92
Granted	33	2.02	35	2.33
Exercised	—	—	—	—
Forfeited or expired	(144)	23.43	(209)	39.93

Outstanding at end of year	433	$32.82	544	$32.21

Options exercisable at year-end	416	$33.92	507	$34.17

The following table summarizes information about stock options outstanding and exercisable under the Plan at December 31, 2007:

	Outstanding			Exercisable
	Number	Weighted-Average	Weighted-Average	Number	Weighted-
Range of Exercise Prices	of Options	Remaining Contractual Life (yrs)	Exercise Price	of Options	Average Exercise Price
	(In thousands, except per share amounts)
$1.99 – 5.72	153	5.93	$4.06	136	$3.85
5.92 – 20.40	103	4.69	14.77	103	14.77
22.68 – 90.20	90	1.62	38.18	90	38.18
92.00 – 92.00	51	3.08	92.00	51	92.00
102.00 – 152.00	36	3.83	109.39	36	109.39

$1.99 – 152.00	433	4.23	$32.82	416	$33.92

The aggregate intrinsic value of outstanding options in each of the ranges noted in the above table is zero.

Employee Stock Purchase Plan

We have a compensatory Employee Stock Purchase Plan (the “ESPP”), the purpose of which is to attract and retain qualified employees essential to our success, and to provide such persons with an incentive to perform in our best interests.  The ESPP allows qualified employees to purchase shares of our common stock on a semi-annual basis, limited to 10% of pre-tax compensation.  The purchase price is set at 85% of the lower of the stock price at the beginning or ending of each purchase period.  In 2003, our shareholders approved an amendment to the ESPP which increased the number of shares of common stock initially authorized for purchase under the ESPP by 62,500 shares, from 56,250 to 118,750 shares of common stock.  In addition, the amendment provided that the number of authorized shares automatically increases on January 1 of each year until and including January 1, 2013 by 1% of the number of shares of common stock outstanding on that date; provided, however, that the total number of shares of common stock available for issuance under the ESPP shall not exceed 3% of the number of shares of common stock outstanding on that date.  As of December 31, 2007, 157,000 shares of common stock were reserved for issuance under the ESPP.  In the fourth quarter of 2005, our Board of Directors suspended further purchases under the ESPP indefinitely; consequently, no shares were issued under the ESPP during 2006 or 2007.

Stock Based Compensation Expense Under SFAS 123R

Certain information regarding our stock-based compensation was as follows:

	Year Ended December 31,
	2007	2006
Weighted average grant-date fair value of options granted	$0.77	$1.58
Total intrinsic value of options exercised	—	—
Share-based liabilities paid	—	—
Fair value of non-vested shares that vested during the period	101,000	150,000
Stock-based compensation expense recognized in results of operations	64,000	130,000
Tax-benefit recognized in statement of operations	—	—
Stock-based compensation costs capitalized as part of the cost of an asset	—	—
Cash received from options exercised and shares purchased under all share-based arrangements	—	—
Tax deduction realized related to stock options exercised	—	—

The total compensation cost not yet recognized related to unvested option awards and the weighted average period over which such cost is expected to be recognized at December 31, 2007 is $ 38,000 and 1.19 years, respectively.

We did not recognize a tax benefit from stock-based compensation expense because it is believed that it was more likely than not that the related deferred tax assets, which have been reduced by a valuation allowance, will not be realized.

Prior to the adoption of SFAS No. 123R, we presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statement of cash flows. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow. The excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the net operating loss carryforwards. Accordingly, because we are not able to realize these excess tax benefits, such benefits have not been recognized in the results of operation or in the consolidated statement of cash flows for 2007 or 2006.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ending December 31:

	2007	2006

Common stock dividend yield	0.0%	0.0%
Risk free interest rate	4.1%	4.8%
Expected volatility	43.3%	96.9%

Expected life in years	3.8	4.0
Weighted-average fair value of options granted	$0.76	$2.33

Common Stock Warrants

In August 2006, we entered into a Telecom Information Services Agreement (the “Agreement”) with Jingle Networks, Inc. (“Jingle”).  In connection with the Agreement, we issued to Jingle two warrants to purchase shares of our common stock.  The first warrant was for the purchase of up to 623,250 shares of common stock at an exercise price of $2.60 per share.  The warrant was exercisable under the condition that Jingle meet certain revenue and payment thresholds through February 28, 2007.  We concluded that there was no cost related to issuance of these warrants to a non-employee due to the fact that future services were required to be performed and it was not probable that the revenue targets would be met. The revenue and payment targets were not met, and accordingly, the first warrant expired and terminated unexercised effective as of February 28, 2007.

The second warrant was for the purchase of up to 870,075 shares of our common stock; provided, however, that shares represented by the sum of the first and second warrants, if exercised, cannot exceed 19.98% of our total shares outstanding after the warrants are exercised.  The exercise price for the second warrant is $4.55, which was the July 1, 2006 book value of our common stock determined on the basis of our US GAAP financial statements.  The second warrant will not be exercisable unless and until certain revenue and payment thresholds are achieved by Jingle during specified time periods as outlined in the Agreement.  The second warrant terminates on July 1, 2009.  It was not likely that Jingle would be able to meet the revenue and payment thresholds necessary for the second warrant to become exercisable.  Since Jingle did not meet the revenue targets necessary for the first warrants to become exercisable and it was not likely that they would meet the revenue targets for the second warrants to become exercisable, we have not recognized any expense amounts in our financial statements related to the value of the first or the second warrants.

11.          Other Income and Expense

Included in other income and expense are certain items that do not relate directly to current ongoing business activity.  Included in this classification for the years ended December 31, 2007 and 2006, is interest income of $409,000 and $767,000, respectively.  Other income in 2006 was offset by a charge of approximately $218,000 for penalties and interest related to certain federal and state income tax assessments currently in dispute.  In addition, this classification included other miscellaneous non-operating income and expenses in 2007 and 2006, none of which were individually significant.

12.          Income Taxes

The components of income tax expense (benefit) for the years ended December 31 are as follows:

	2007	2006
	(In thousands)

Current:
Federal	$—	$—
State	(29)	51
	(29)	51
Deferred:
Federal	—	—
State	—	—
	—	—

Total tax expense (benefit)	$(29)	$51

Income tax expense (benefit) differs from the amount that would result from applying the U.S. statutory rate to income before taxes.  A reconciliation of this difference is as follows:

	December 31,
	2007	2006

Federal statutory rate	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(6.0)	(6.2)
Federal and state tax credits	(0.2)	(0.4)
Change in valuation allowance	40.4	40.5
Other	0.6	1.4

Effective tax rate	(0.2)%	0.3%

The temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$50,125	$44,133
Reserves not currently deductible	602	1,131
Deferred rent	120	182
Impairment loss on long-lived assets	13,328	13,328
Tax credit carryforwards	3,859	4,331
Total deferred tax asset	68,034	63,105
Less: Valuation allowance	(55,916)	(50,911)

Net deferred tax asset	12,118	12,194

Deferred tax liabilities:
Accumulated depreciation and amortization	(12,118)	(12,194)
Total deferred tax liability	(12,118)	(12,194)

Net deferred tax asset (liability)	$—	$—

At December 31, 2007, we had approximately $116,517,000 and $145,995,000 of federal and state net operating loss carryforwards, respectively.  The state net operating loss carryforward includes a state where we have withdrawn from business.  These net operating loss carryforwards expire during the years 2008 to 2027.  As of December 31, 2007, we had unused federal and state credit carryforwards of approximately $3,629,000.  These credits will expire during the years beginning 2008 through 2027 and certain state credits may be carried forward indefinitely.  In addition, we had alternative credit carryforwards of approximately $230,000, which is available to reduce future federal regular income taxes, if any, over an indefinite period.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income before these carryforwards expire.  Ownership changes as defined by section 382 of the Internal Revenue Code could limit the amount of net operating loss carryforwards used in any one year or in the aggregate.

We have accrued charges for certain prior year federal and state income tax assessments.  These amounts consist of taxes, penalties, and interest, currently under dispute, in the amounts of $1,076,000 and $975,000 at December 31, 2007 and 2006, respectively.  These amounts are recorded in accrued liabilities in the accompanying balance sheets.

In July 2006, the FASB issued FIN 48 which contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

We have performed an initial assessment of the impact of adopting FIN 48, including a review of our net operating loss carry forwards, and have found that we have two items that meet the FIN 48 criteria which had been fully reserved in prior periods. The following table indicates the changes to our unrecognized tax benefits for the year ended December 31, 2007.

December 31,
2007
(In thousands)
Balance at January 1, 2007	$751
Additions for tax positions of prior years	—
Subtractions	—
Balance at December 31, 2007	$751

Cumulative interest and penalties of $325,000 applicable to the above unrecognized tax benefits are accrued to date and are recorded in interest expense and classified in Other income, net as incurred. For the year ended December 31, 2007, interest and penalties included in Other income, net, totalled $83,000. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date. We are subject to examination by various taxing authorities for open returns from 2001 through 2006

13.          Net Loss Per Share

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted net loss per share is calculated based on these same shares plus potential shares issuable upon assumed exercise of both outstanding common stock options and warrants for convertible preferred stock, based on the treasury stock method, plus potential common shares issuable upon conversion of convertible preferred stock using the “if- converted” method.  There were no adjustments to net loss for the calculation of both basic and diluted net loss per share for all periods.  For all periods presented in these financial statements, the calculation of weighted-average outstanding shares is the same on both a basic and diluted basis because inclusion of potential common shares would be anti-dilutive.

Following are potential common shares that were excluded from the calculation of net loss per share because their effect would be antidultive:

	Year Ended December 31,
	2007	2006
	(In thousands)
Common stock options	433	544
Convertible preferred stock warrants	1,966	—
Convertible preferred stock	5,618	—

14.          Benefit Plans

We have a deferred compensation savings plan for the benefit of our eligible employees.  The plan permits certain voluntary employee contributions to be excluded from employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k).  Effective November 1, 2007, employees become eligible to participate in and are automatically enrolled in the savings plan ninety days following the initial date of employment.  Employees must also complete at least 1,000 hours of service in any twelve-month period to be eligible for participation.  Under the plan, we can make discretionary contributions to the plan as approved by the board of directors.  Participants’ interest in our contributions to the plan vest over a four-year period.  We made contributions of approximately $51,000 and $63,000 during 2007 and 2006  respectively.

15.          Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Quarterly Report on Form 10-Q for the period ended September 30, 2007 (the “Third Quarter 10-Q”), as part of management’s analysis of comments made by BDO Seidman in BDO Seidman’s review of a draft of an amendment to a registration statement previously filed by us (Registration File No. 333-144400), we discovered the following errors in our accounting treatment of the Financing Arrangement as discussed in Note 5, in our previously issued Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007 and the related Unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 (the “Third Quarter Financial Statements”):

a)     We did not correctly classify the securities in our Unaudited Condensed Consolidated Balance Sheet at September 30, 2007.  We erroneously classified the convertible preferred stock and related warrants in the Shareholders’ equity section of our Unaudited Condensed Consolidated Balance Sheet.  However, pursuant to Rule 5-02.28 of Securities and Exchange Commission’s Regulation S-X and as further clarified by the Emerging Issues Task Force (“EITF”) Issue No. D-98: Classification and Measurement of Redeemable Securities, the convertible preferred stock should be classified as Non-permanent equity due to certain rights granted to its holders.  Secondarily, in accordance with the FASB Staff Position 150-5: Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP 150-5), the warrants should be reclassified as Long-term liabilities, also due to certain rights granted to the holders.   As such, we did not re-value the warrants to market value at September 30, 2007 as required by SFAS 150: Accounting for Certain Financial Instruments Characteristics of both Liabilities and Equity.  The revaluation amount of $214,000 at September 30, 2007 should have been recorded as a charge to Other income, net in the Unaudited Condensed Consolidated Statements of Operations.

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

c)     We did not accrete the discounts to convertible preferred stock created by the valuation of the warrants and costs associated with the issuance of the Securities (the “Issuance Costs”) as required by EITF Issue No. D-98: Classification and Measurement of Redeemable Securities.  The convertible preferred stock is conditionally redeemable by us anytime on or after the two-year anniversary of the first issuance of Series A Convertible preferred stock. Therefore, the discounts to the convertible preferred stock should be written-off ratably over the two-year non-redemption period to Accumulated deficit.  We had previously written-off the full value of the discount to convertible preferred stock created by the warrants directly to Accumulated deficit and did not accrete any of the discount to convertible preferred stock created by the Issuance Costs.  This accretion increases net loss attributable to common shareholders and should have been recorded as a line-item on the face of the Unaudited Condensed Consolidated Statement of Operations as noted in item d) below.

d)    Net loss per common share as presented on the face of the Unaudited Condensed Consolidated Statement of Operations did not include the charges against Accumulated deficit for both accrued dividends and deemed dividends to preferred shareholders and was incorrectly stated.

The effect of the above errors on the Unaudited Condensed Consolidated Financial Statements as previously presented in our Form 10-Q for the period ended September 30, 2007 was as follows:

(Dollar amounts in thousands except per share amounts)

Line Items on the Condensed Consolidated Balance Sheet	Reported as of September 30, 2007	As Restated as of September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Liabilities:
Preferred stock warrants	$	$813	$813
Redeemable Preferred Stock:
Preferred stock		8,607	8,607
Shareholders’ equity:
Preferred stock	9,070		(9,070)
Preferred stock discount and beneficial conversion feature	3,472		(3,472)
Common stock	120,100	122,215	2,115
Accumulated deficit	(114,226)	(113,219)	1,007

Line items on the Condensed Consolidated Statements of Operations	Reported for the Three Months Ended September 30, 2007	As Restated for the Three Months Ended September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Net loss	$(3,769)	$(3,983)	$(214)
Preferred stock dividends		(122)	(122)
Preferred stock deemed dividends		(2,115)	(2,115)
Accretion preferred stock		(136)	(136)
Net loss attributable to common shareholders	$(3,769)	$(6,356)	$(2,587)

Net loss per common share:
Basic	$(0.60)	$(1.02)	$(0.42)
Diluted	$(0.60)	$(1.02)	$(0.42)

Line items on the Condensed Consolidated Statements of Operations	Reported for the Nine Months Ended September 30, 2007	As Restated for the Nine Months Ended September 30, 2007	Difference
	(Unaudited)	(Unaudited)
Net loss	$(11,135)	$(11,349)	$(214)
Preferred stock dividends		(128)	(128)
Preferred stock deemed dividends		(2,115)	(2,115)
Accretion preferred stock		(136)	(136)
Net loss attributable to common shareholders	$(11,135)	$(13,728)	$(2,593)

Net loss per common share:
Basic	$(1.79)	$(2.20)	$(0.41)
Diluted	$(1.79)	$(2.20)	$(0.41)

There was no material effect on the Unaudited Condensed Consolidated Statement of Cash Flows as a result of these changes because the mark-to-market adjustment pertaining to the warrants would have been reflected as a non-cash charge within our Unaudited Condensed Consolidated Statements of Operations.

Accordingly, our management determined on February 20, 2008, in consultation with BDO Seidman, LLP, that due to the errors as described above, our previously issued Unaudited Condensed Consolidated Financial Statements as at and for the three and nine months ended September 30, 2007 could no longer be relied upon and was restated to reflect the impact of the errors noted above.

16.          Segment and Enterprise-Wide Disclosures

We have two reportable business segments defined by product line:(1) directory assistance services; and (2) data services.  Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Our operating segments are evidence of the internal structure of our organization. Both segments operate in the same industry and in the same service facilities.  Both segments derive revenue from providing directory information data.  Directory assistance services delivers data to its customers via telephone operators.  Data Services delivers data to its customers electronically.   The operating facilities, sales management and chief decision-makers for both operations are managed by the same executive team.  Our chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented to the operating profit level as this is the primary performance measure for which the segments are evaluated.  The following tables reconcile certain financial information by segment.

Financial information by segment follows:

	Year Ended December 31, 2007
	(In thousands)
	Directory Assistance	Data Services	Unallocated and Other	Total
Revenues	$16,536	$1,202	$150	$17,888
Operating loss	(1,628)	(1,027)	(12,217)	(14,873)

Restructuring charges	37	128	905	1,070

	Year Ended December 31, 2006
	(In thousands)
	Directory Assistance	Data Services	Unallocated and Other	Total
Revenues	$22,888	$1,709	$5,742	$30,339
Operating loss	(4,996)	(1,165)	(13,592)	(19,753)

Restructuring charges	4,283	63	2,264	6,610

“Other” represents miscellaneous income and unallocated selling, general and administrative, depreciation and amortization and restructuring expenses as we do not allocate these expenses to our segments.  In 2006, “Other” included a one-time customer contract settlement receipt of $5.75 million.  In addition, assets are not allocated to our segments, therefore there is no corresponding allocation of depreciation or amortization expense because our chief decision maker does not use this information to allocate resources to the segments.

In each of the years ended December 31, 2007 and 2006, a small number of directory assistance customers accounted for the majority of our reported revenues.  In 2007, three customers accounted for approximately 39%, 26%, and 12% of our total revenues.  In 2006, three customers accounted for approximately 37%, 25% and 14% of total revenues.

17.          Subsequent Event

Closing of Directory Assistance Operations

In March 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we decided to exit our facilities-based wholesale directory assistance business. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our nascent data and contact Services businesses and monetizing our patent portfolio.

The directory assistance call centers in Minneapolis, Orlando, Charlotte and Honolulu are slated for closure in May 2008. We also intend to reduce corporate staff at the Beaverton headquarters. Currently, we expect to complete this plan by the end of May 2008. We estimate a head-count reduction of approximately 700 employees in connection with the closure of these call centers and the reduction in force at the Beaverton corporate headquarters. Closure of the directory assistance call center in Long Island commenced prior to our decision to leave the Directory Assistance business and is expected to be completed by March 31, 2008. Estimated costs associated with the closure of the Long Island call center range from $1.3 million to $1.6 million.

We anticipate that costs to be incurred in connection with the closure of all of the call centers, including Long Island, and the reduction in corporate staff will range from $3.3 million to $4.0 million, which includes approximately $800,000 to $950,000 of employee severance and related benefits, approximately $800,000 to $1.2 million related to the impairment of furniture, fixture and equipment, and approximately $1.6 million to $1.7 million with respect to remaining lease obligations. We are currently not able to determine the amount of future charges to be recorded in connection with contract obligations with our current directory assistance customers and others. These costs are anticipated to result in cash expenditures of approximately $2.3 million. The fixed asset impairments are not expected to result in cash expenditures. We anticipate that costs associated with severance and asset impairment will be recognized in the first and second quarters of 2008, and that certain cash payments associated with contract termination and lease related costs may be paid during such quarters and in later periods.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including the timing and success of our customers’ migration to other providers, the resale market for furniture, fixtures and equipment, and changes in management’s assumptions and projections.

Related Party Transaction

Consistent with the decision to exit the directory assistance business as noted above, beginning in January 2008, we engaged with one customer in the contact services business.  Our Chief Financial Officer is a significant shareholder of that company.  All transactions and negotiations with this customer are at arms length.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the captions “Management,” “Nominees and Directors” and “Corporate Governance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

Compliance with Section 16(a) of the Exchange Act. The information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

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

The information required by Item 11 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the caption “Executive Compensation,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND OTHER STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the captions “Security Ownership of Certain Beneficial Owners and Management and Other Stockholder Matters” and “Securities Authorized for Issuance Under Equity Compensation Plans,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the caption “Management - Employment Related Matters,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the Proxy Statement for our 2008 Annual Meeting under the caption “Principal Auditor Fees and Services,” to be filed with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Consolidated Financial Statements

Pg. 19	Management’s Report on Internal Control Over Financial Reporting

Pg. 20	Report of BDO Seidman LLP, independent registered public accounting firm

Pg. 21	Consolidated Statements of Operations for each of the years ended December 31, 2007 and 2006

Pg. 22	Consolidated Balance Sheets at December 31, 2007 and 2006

Pg. 23	Consolidated Statements of Shareholders’ Equity for each of the years ended December 31, 2007 and 2006

Pg. 24	Consolidated Statements of Cash Flows for each of the years ended December 31, 2007 and 2006

Pg. 25	Notes to Consolidated Financial Statements

(a)(3)	Exhibits

3.1	Third Restated Articles of Incorporation of Metro One Telecommunications, Inc. (“the Company”) (1)

3.2	Amendment to Third Restated Articles of Incorporation of the Company (1)

3.3	Amendment to Third Restated Articles of Incorporation of the Company (2)

3.4	Amendment to Third Restated Articles of Incorporation of the Company (17)

3.5	Amended and Restated Bylaws of the Company (1)

3.6	Amendment to Amended and Restated Bylaws of the Company (17)

3.7	Second Amendment to Amended and Restated Bylaws of the Company (18)

4.1	Common Stock Warrant issued to Jingle Networks, Inc. (3)

4.2	Common Stock Warrant issued to Jingle Networks, Inc. (3)

4.3	Form of Stock Purchase Warrant to Purchase Shares of Series A Preferred Convertible Stock issued to Investors in Preferred Stock Sale (17)

4.4	Form of Senior Secured Convertible Revolver Bridge Note issued to Investors in Preferred Stock Sale (17)

10.1	Lease Agreement between Murray Scholls, LLC, Gramor Development Northwest, Inc. and the Company (4)

10.2	2004 Stock Incentive Plan (5)*

10.3	2006 Stock Incentive Plan (6)*

10.4	Form of Stock Option Agreements and Exercise Notice under 2004 Stock Incentive Plan (7)*

10.5	Form of Restricted Stock Purchase Agreement under 2004 Stock Incentive Plan (7)*

10.6	1999 Employee Stock Purchase Plan, as amended (6)*

10.7	1994 Stock Incentive Plan, as amended (8)*

10.11	Metro One Telecommunications, Inc. Retention Plan and form of Retention Agreement thereunder (12)*

10.12	Form of Indemnity Agreement between the Company and its directors and officers (13)

10.13	Master Services Agreement for Directory Assistance Services, by and between the Company and Nextel Operations, Inc., dated as of January 1, 2005 (14)

10.14	Settlement Agreement and Disentanglement Transition Plan, by and between the Company and Nextel Operations, Inc. dated as of February 10, 2006 (15)

10.15	Telecom Information Services Agreement, by and between the Company and Jingle Networks, Inc., dated as of August 2, 2006 (16)

10.16	Registration Rights Agreement, by and between the Company and Jingle Networks, Inc., dated as of August 2, 2006 (3)

10.17	Registration Rights Agreement dated as of the 5th day of June, 2007, by and among the Company and certain holders its Series A Convertible Preferred Stock (17)

23.1	Consent of BDO Seidman LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Securities and Exchange Commission Rule 13a-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	Management contract or compensatory plan

(1)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K dated March 15, 2004.

(2)	Incorporated herein by reference from Annex A to the Company’s Definitive Proxy Statement on Schedule 14-A dated May 1, 2006.

(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

(5)	Incorporated herein by reference from Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated May 1, 2006.

(6)	Incorporated herein by reference from Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14-A dated April 26, 2004.

(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(8)	Incorporated herein by reference to the Company’s Form S-8 dated February 12, 2002 and to the Company’s Form S-8 dated September 10, 2002.

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 6, 2005.

(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 29, 2005.

(11)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 28, 2005.

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 8, 2005.

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Confidential treatment requested as to certain portions of this exhibit.

(15)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Confidential treatment requested as to certain portions of this exhibit.

(17)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated June 1, 2007.

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 20, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Metro One Telecommunications, Inc.

	By:	/s/ James F. Hensel
James F. Hensel
Chief Executive Officer

Date: March 31, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James F. Hensel and Kenneth D. Peterson, Jr, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated:

Signature	Title	Date

/s/ James F. Hensel	Chief Executive Officer and Director	March 31, 2008
James F. Hensel	(Principal Executive Officer)

/s/ William K. Hergenhan	Senior Vice President,	March 31, 2008
William K. Hergenhan	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kenneth D. Peterson, Jr	Chairman of the Board of Directors	March 31, 2008
Kenneth D. Peterson, Jr

/s/ Jonathan A. Ater	Director	March 31, 2008
Jonathan A. Ater

/s/ Richard B. Keller II	Director	March 31, 2008
Richard B. Keller II

/s/ Elchanan (Nani) Maoz	Director	March 31, 2008
Elchanan (Nani) Maoz

/s/ Mary H. Oldshue	Director	March 31, 2008
Mary H. Oldshue