Form 10-K/A
period 2007-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2008-04-29
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-27024

METRO ONE TELECOMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Murray Scholls Place Beaverton, Oregon	97007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 643-9500

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as reported by the Nasdaq Capital Market on June 30, 2007 was $10,437,947.

The number of shares outstanding of the registrant’s common stock as of April 28, 2008 was 6,233,326.

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed to include information required by Part III of Form 10-K that we intended to incorporate by reference from our proxy materials for our 2008 Annual Meeting of Shareholders to be filed within 120 days of year end. However, due to the timing of the mailing of proxy materials for our 2008 Annual Meeting of Shareholders we have determined to file such information under cover of this Form 10-K/A. Part III is hereby amended and restated in its entirety.

METRO ONE TELECOMMUNICATIONS, INC.

2007 FORM 10-K/A ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Board of Directors

The following persons serve on our Board of Directors:

Name	Age	Class	Has Been a Director Since	Current Term Expires	Position with Metro One
Elchanan (Nani) Maoz	41	I	2006	2008	Director
Mary H. Oldshue	56	I	2006	2008	Director
James F. Hensel	50	II	2008	2008	Director, President and Chief Executive Officer
Richard B. Keller II	50	II	2007	2008	Director
Jonathan A. Ater	67	III	2007	2010	Director
Kenneth D. Peterson, Jr.	55	III	2007	2010	Chairman of the Board

Elchanan (Nani) Maoz has served as the Chairman of Everest Funds LP, an investment partnership that he founded, since 2000. From 1998 to 2000, Mr. Maoz served as manager of the General Partner to the Galil Fund, an investment partnership. From 1994 to 1998, Mr. Maoz held a number of different positions with Dovrat Shrem & Company Investment Management Ltd, an investment company, including chairman of Dovrat Shrem Enterprises and board member of Dovrat Shrem & Co. Provident Fund Management. Mr. Maoz serves on the Israeli Board of the America Israel Friendship League and is a director of a private software company. A former member of the Israeli Army and the elite Special Forces, Mr. Maoz holds a B.S. degree in Engineering with honors from King’s College, University of London.

Mary H. Oldshue has served as a Principal of Arras Advisory Associates, a financial and business development service provider, since 1994. In addition to serving on Metro One’s board, she also serves as a member of the board of directors of HomeStreet Bank. In 2005, Ms. Oldshue served briefly as a Senior Consultant with RV Kuhns & Associates, an investment consulting firm. From 1987 to 1992 she served as Chief Financial Officer and Vice President, Development and Finance of Pacific Development Inc., a real estate entity formed by PacifiCorp, a NYSE-listed company. From 1980 to 1987, Ms. Oldshue served in a number of capacities, including as Treasurer, at NERCO, Inc, a NYSE-listed natural resources company. Prior to 1980, Ms. Oldshue held management positions with QUALICO, First Interstate Bank of Oregon and Chemical Bank. Ms. Oldshue has also served on the boards of a number of professional and civic organizations, which currently include the Board of Trustees of Marylhurst University, the Advisory Council of the Center for Ethics in Healthcare at Oregon Health & Sciences University and the board of the Associated Alumnae/I of Vassar College (AAVC). Ms. Oldshue holds a B.A. degree from Vassar College.

James F. Hensel joined Metro One in January 2008 as Chief Executive Officer and, in March 2008, was appointed as President and as a member of our Board of Directors. Prior to joining Metro One, Mr. Hensel served as Senior Vice President for Columbia Ventures Corporation (“CVC”) since 2005, and had operational oversight for some of CVC’s telecom and non-telecom investments in Ireland, Iceland, New Zealand, Australia and the United States. From 2002 through 2004, Mr. Hensel was the CEO of HemCon, a Portland, Oregon based medical device company. From 1995 through 2002, Mr. Hensel was a vice president at CVC, where, among other things, he managed the location, construction and corporate oversight of a $315 million aluminum smelter in Iceland. Mr. Hensel is a former partner of Ater Wynne, a Portland, Oregon law firm. Currently he serves on the board of several private companies and the Oregon Food Bank. Mr. Hensel holds a B.A. from Harvard University and a J.D. from Willamette University College of Law.

Richard B. Keller II has served as President of Officers Row Capital, LLC, a venture capital firm focused on energy and wireless telecommunications, since 1990. Mr. Keller also serves as the Chairman of the Board of Pacific West Energy, LLC, a privately held integrated energy production and marketing company. Mr. Keller is a trustee of the foundations of Emanuel, Emanuel Children’s and Good Samaritan

Hospitals and also serves as trustee of the Vancouver National Historic Reserve Trust. He further serves as a director and executive committee member of the Oregon Symphony and as a board member of the Business Advisory Council to the Portland State University Graduate School of Business. Mr. Keller has a B.A. degree from Stanford University.

Jonathan A. Ater is a partner and chairman of Ater Wynne LLP, a law firm based in Portland, Oregon, with which he has been affiliated since 1966. Mr. Ater serves as principal or general counsel for several corporate entities, and for the Medical Society of Metropolitan Portland. He also serves as vice-chair of the Oregon Health Fund Board and the Oregon Health Policy Commission. He was co-chair of the Governor’s 2004 Mental Health Task Force. Mr. Ater is a director of Axio Research Corporation, a privately-held biostatistics service provider. He is also a director of Albertina Kerr Centers, the First Unitarian Church of Portland Foundation and Multnomah Public Defenders, each a non-profit corporation. He holds a B.A. degree from Yale University and a LL.B. degree from the Yale Law School.

Kenneth D. Peterson, Jr. has been the Chairman and Chief Executive Officer of Columbia Ventures Corporation, located in Vancouver, Washington, since its inception in 1988. Prior to 1988, Mr. Peterson was engaged in a private legal practice. Columbia Ventures is a private equity firm that makes passive and actively managed investments in a variety of companies, both public and private. Mr. Peterson serves as a director of American Capital Strategies, Ltd. (traded on NASDAQ), and European Capital Ltd. (traded on the London Stock Exchange), both asset management companies, and the Washington Policy Center. He is the Chairman of the Board of One Communications, a private telecommunications company headquartered in the Northeastern United States. Mr. Peterson holds an A.B. Degree in Government from The College of William and Mary and a J.D. Degree from Willamette University College of Law.

Audit Committee and Audit Committee Financial Expert

The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of Metro One and audits of its financial statements. This committee operates under a written charter, which can be viewed in the Investor Relations section of our website at www.metro1.com. The Audit Committee held four meetings during 2007. During 2007, the Audit Committee was composed of the following people:

•	Mr. Murray L. Swanson, a former director who resigned from the Board on June 5, 2007;

•	Mr. Maoz;

•	Ms. Oldshue (Chair); and

•	Mr. Richard B. Keller was added in November 2007 upon joining the Board.

Our Board of Directors determined that Ms. Oldshue satisfies the requirements for an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

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

Executive Officers

The following table identifies our executive officers as of April 25, 2008, the positions they hold and the year in which they began serving as an executive officer. Officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
James F. Hensel	50	President, Chief Executive Officer and Director	2008
William K. Hergenhan	44	Senior Vice President and Chief Financial Officer	2007
Philip A. Ljubicich	43	President, Metro One Data and Analytics	2006
L. Lynne Michaelson	61	Senior Vice President, Human Resources	2004
John S. Miller	42	Senior Vice President, Chief Technology Officer	2008

There are no family relationships between our officers and directors. For biographical information on Mr. Hensel, see “Board of Directors” above.

William K. Hergenhan joined Metro One in July 2004 and has served in a number of positions, including its Vice President of Sales and Marketing and Vice President of Product Research and Management. On June 1, 2007, the Board of Directors appointed Mr. Hergenhan as Senior Vice President and Interim Chief Financial Officer and, in August 2007, he was appointed as Chief Financial Officer. From 1995 to 2004, Mr. Hergenhan served as Vice President of XO Communications (formerly Nextlink Communications), a telephone software and services development company, where he managed the prepaid services division. From 1992 to 1995, he was the Chief Financial Officer for Sound Response Corporation, which merged into Nextlink Communications. Mr. Hergenhan is a Certified Public Accountant (inactive status) and has a B.A. degree from Claremont McKenna College.

Philip A. Ljubicich has been the President of Metro One Data and Analytics since January 2006. He joined Metro One in January 2000 as Vice President, Content Development. From 1999 through 2000, he served as Chief Technology Officer for Enthusiasm Technologies, Inc., an Internet technology startup he founded with two other partners, which was acquired by Metro One. From 1992 through 1997, he owned a consulting business and from 1987 to 1992, he worked for Microsoft Corporation developing operating systems. Mr. Ljubicich holds a B.A. degree in Mathematics from Reed College and a Master of Arts in Organizational Psychology from Antioch University Seattle.

L. Lynne Michaelson joined Metro One in 1990 as Administrative Manager and, since June 2006, has served as Senior Vice President, Human Resources. She was named Vice President, Human Resources in February 2000. Prior to joining Metro One, she was the Human Resources/Operations Manager for Meier and Frank, a major department store located in Medford, Oregon.

John S. Miller joined Metro One in 1998 and, since November 2007, has served as Senior Vice President and Chief Technology Officer. From 2000 until 2007 he held the position of Vice President of Product Engineering. From 1998 to 2000, he served Metro One as a software engineer and later as a project manager and eventually the department manager. Prior to joining Metro One, Mr. Miller was employed by Cap Gemini America as a Senior Consultant and Project manager. Mr. Miller holds a B.S. in Computer Science from Portland State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers and persons who own more than ten percent of the outstanding shares of our common stock (“ten percent shareholders”), to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended December 31, 2007 and through the date of filing this Form 10-K/A, our officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements, except as follows:

•	Mr. William Hergenhan, an officer, failed to timely file Form 3, Initial Statement of Beneficial Ownership;

•	Mr. Philip Ljubicich, an officer, failed to timely file Form 3, Initial Statement of Beneficial Ownership;

•	Ms. L. Lynne Michaelson, an officer, failed to timely file Form 3, Initial Statement of Beneficial Ownership;

•	Mr. John Miller, an officer, failed to timely file Form 3, Initial Statement of Beneficial Ownership;

•	Ms. Jeana Randall, an officer, failed to timely file Form 3, Initial Statement of Beneficial Ownership;

•	Mr. Elchanan (Nani) Maoz, a director, failed to timely file a Form 4, Statement of Changes in Beneficial Ownership, related to a purchase of our Series A convertible preferred stock;

•

Mr. William Rutherford, a former director, failed to timely file two Form 4s, Statement of Changes in Beneficial Ownership. One was related to an option grant and the other was related to an extension of the expiration date of options that is treated as a cancellation and regrant of the options;

•

Mr. Murray L. Smith, a former director, failed to timely file a Form 4, Statement of Changes in Beneficial Ownership, related to an extension of the expiration date of options that is treated as a cancellation and regrant of the options;

•

Mr. Gary E. Henry, a former executive officer and director, failed to timely file a Form 4, Statement of Changes in Beneficial Ownership, related to an extension of the expiration date of options that is treated as a cancellation and regrant of the options; and

•	Strategic Turnaround Equity Partners, L.P. Cayman failed to timely file Form 3, Initial Statement of Beneficial Ownership.

Item 11.	Executive Compensation

Director Compensation

Generally, directors who are not employees receive $20,000 as an annual fee, $3,000 for each Board meeting attended in person and $1,000 for each Board meeting attended by telephone. Committee chairpersons and committee members receive $1,000 and $750, respectively, for each committee meeting attended, whether in person or telephonically. All Board members are also reimbursed for out-of-pocket expenses. Effective November 2007, the Chairman of the Board receives an additional $30,000 annual fee. However, Mr. Peterson waived his cash compensation for all Board and committee service for 2007 and until further notice. Mr. Maoz waived his cash compensation for all Board and committee service from June 28, 2007 until January 1, 2008.

Non-employee directors are also granted non-qualified options to purchase 3,750 shares of common stock upon joining the Board of Directors and an option to purchase 3,750 shares of common stock in October of each successive year while they continue to serve on the Board. The Chairman of the Board is granted an additional non-qualified option to purchase 5,312 shares of common stock in October of each year. All of these grants are vested and exercisable at the time of the grant and have exercise prices equal to the fair market value of our common stock on the date of grant.

Director Compensation for 2007

The following table summarizes non-employee director compensation in 2007.

Name	Fees earned or paid in cash ($)	Option Awards ($)(1)	Total ($)
Jonathan A. Ater	$19,000	$5,925	$24,925
Richard B. Keller II	5,000	3,497	8,497
Elchanan (Nani) Maoz	9,750	2,963	12,713
Mary H. Oldshue(2)	54,250	2,963	57,213
Kenneth D. Peterson, Jr.	—	7,159	7,159
William D. Rutherford(3)	55,000	3,016	58,016
Murray L. Swanson(2) (4)	63,150	—	63,150
James Usdan	11,000	—	11,000

(1)	The value of the stock option awards in this column equals the accounting charge for the stock options recognized by us in the reported year. For a discussion of relevant assumptions used in the calculation of the fair value of the stock options on grant date and current year expense pursuant to Statement of Financial Accounting Standards No. 123R, see Note 10 to the Financial Statements included in our Annual Report on Form 10-K for the period ended December 31, 2007.

(2)	For their service on a special committee related to our Series A convertible preferred stock offering in 2007, Ms. Oldshue and Mr. Swanson each received $15,000 (plus expenses) with $10,000 paid on May 1, 2007 and the remaining $5,000 paid on June 1, 2007.

(3)	In connection with Mr. Rutherford’s resignation from our Board effective June 5, 2007, we entered into a letter agreement with him providing for, among other things, a payment of $30,000 for services as director, a grant of options to acquire 5,357 shares of our common stock, and an extension of the time by which he must exercise unexpired stock options held by him until the earlier of the term of such stock options or June 1, 2010.

(4)	In connection with Mr. Swanson’s resignation from our Board effective June 5, 2007, we entered into a letter agreement with him providing for, among other things, a payment of $20,000 for services as director and an extension of the time by which he must exercise unexpired stock options held by him until the earlier of the term of such stock options or June 1, 2010.

Equity incentive awards outstanding at December 31, 2007 for each non-employee director were as follows:

Name	Option Awards (#)
Jonathan A. Ater	7,500
Richard B. Keller II	3,750
Elchanan (Nani) Maoz	11,250
Mary H. Oldshue	11,250
Kenneth D. Peterson, Jr.	9,062
William D. Rutherford	73,927
Murray L. Swanson	7,500
James Usdan	—

Executive Officer Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our (i) Principal Executive Officer (“PEO”); and (ii) our next two most highly compensated executive officers, other than our PEO, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation was greater than $100,000(herein referred to as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)(2)	All Other Compen-sation ($)(3)	Total ($)
Gary E. Henry(4)	2007	$200,000	$12,102	$83,285	$2,550	$297,937
Former Chief Executive Officer	2006	140,207	12,109	126,865	2,461	281,642
Karen L. Johnson(5)	2007	145,016	863	63,811	1,934	211,624
Former Senior Vice President and Chief Operations Officer	2006	145,016	864	61,287	1,831	208,998
L. Lynne Michaelson(6) Senior Vice President,	2007 2006	125,000 125,000	692 692	66,443 65,892	1,422 1,718	193,557 193,302
Human Resources

(1)	Represents the value of stock-based compensation expense recognized in our financial statements for stock options in accordance with SFAS No. 123R. See Note 1 of Notes to Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2007 for the valuation assumptions and other information related to our stock option awards.

(2)	Includes a retention bonus in both years for each person and, except for Mr. Henry in 2007, an incentive bonus based on operating results for each person in both years.

(3)	All Other Compensation represents 401(k) matching contributions.

(4)	Mr. Henry’s employment with Metro One terminated effective January 31, 2008. In connection with his termination, Mr. Henry entered into a severance agreement with Metro One wherein he received cash severance benefits of $125,000 plus reimbursement of certain expenses totaling $27,500. In addition, all of Mr. Henry’s outstanding options will expire on the earlier of the option expiration date or three years following his January 31, 2008 termination.

(5)	Ms. Johnson’s employment with Metro One terminated effective March 26, 2008. In connection with her termination, Ms. Johnson entered into a severance agreement with Metro One wherein she received cash severance benefits of $22,310.

(6)	Ms. Michaelson’s employment with Metro One will terminate effective May 5, 2008. In connection with her termination, Ms. Michaelson entered into a severance agreement with Metro One wherein she will receive cash severance benefits of $28,846.

Retention Plan Summary

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

The participants under the Retention Plan were selected by the Board of Directors, or its designee, based on any or all of the following factors: position held, skills, and/or relative importance of skills to required tasks. A participant generally was entitled, subject to the satisfaction of certain conditions such as satisfactory job performance, to 25% of the total retention payment the first regular pay day after the Retention Agreement was signed; an additional 25% half-way through the retention period, as determined by the Board of Directors or its designee based on certain circumstances or conditions; and the remaining 50% at the end of the retention period. If employment ended during the retention period due to the participant’s resignation or termination for Cause (as defined in the Retention Agreement), no retention payment was made. If Metro One terminated the participant’s employment without Cause, or the employee terminated his or her employment for Good Reason (as defined in the Retention Agreement) prior to the end of the retention period, the remaining amount of the retention payment would have been paid.

The Retention Plan terminated effective January 2008.

Performance Incentive Program

We have a performance incentive plan covering most corporate administrative employees, including executive officers other than the CEO. The performance incentive program provides compensation opportunities in the form of quarterly cash incentives based on objective results that promote both short-term and long-term shareholder value. Under the program, each corporate administrative employee, including each executive officer other than the CEO, is compensated based on achievement of pre-determined goals set in conjunction with each individual’s manager or supervisor prior to the beginning of each quarter. These cash incentives reflect the Compensation Committee’s belief that a valuable portion of the compensation of each employee should be in the form of variable compensation linked to performance.

401(k) Plan Summary

We have a deferred compensation savings plan for the benefit of our eligible employees. The plan permits certain voluntary employee contributions to be excluded from employees’ current taxable income under the provisions of Internal Revenue Code Section 401(k). Effective November 1, 2007, employees become eligible to participate in and are automatically enrolled in the savings plan ninety days following the initial date of employment. Employees must also complete at least 1,000 hours of service in any twelve-month period to be eligible for participation. Under the plan, we can make discretionary contributions to the plan as approved by the board of directors. Participants’ interest in our contributions to the plan vest over a four-year period. We made contributions of approximately $51,000 and $63,000 during 2007 and 2006, respectively.

Outstanding Equity Awards at December 31, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh.)	Option Expiration Date
Gary E. Henry(1)	11,249	—		$30.52	12/09/08
	2,812	—		33.68	06/29/09
	15,000	—		92.00	01/31/11
	12,500	—		102.00	01/30/12
	12,500	—		20.40	02/10/13
	12,499	—		11.64	03/22/14
	12,031	5,468	(4)	5.72	03/11/15
Karen L. Johnson(2)	7,499	—		30.52	12/09/08
	3,749	—		92.00	01/31/11
	1,250	—		102.00	01/30/12
	1,249	—		20.40	02/10/13
	1,249	—		11.64	03/22/14
	860	390	(4)	5.72	03/11/15
L. Lynne Michaelson(3)	1,607	—		30.52	12/09/08
	375	—		32.00	01/20/10
	750	—		92.00	01/31/11
	625	—		102.00	01/29/12
	1,250	—		20.40	02/10/13
	625	—		11.64	03/22/14
	688	312	(4)	5.72	03/11/15

(1)	All of Mr. Henry’s outstanding options will expire on the earlier of the option expiration date or three years following his January 31, 2008 termination.

(2)	All of Ms. Johnson’s outstanding options will expire on June 27, 2008 following her March 26, 2008 termination.

(3)	All of Ms. Michaelson’s outstanding options will expire on August 6, 2008 following her May 5, 2008 termination.

(4)	This option vests as to 1/16th of the total granted on a quarterly basis, with full vesting occurring on March 11, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance pursuant to compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	433,000	$32.82	565,000	(1)
Equity compensation plans not approved by shareholders	—	—	—

Total	433,000	$32.82	565,000

(1)	Represents 408,000 shares of common stock available for issuance under our 2006 Stock Incentive Plan and 157,000 shares of common stock available for purchase under our Employee Stock Purchase Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 25, 2008, certain information furnished to us with respect to ownership of our common stock of (i) each director; (ii) the “named executive officers” (as defined under “Executive Compensation”); (iii) all persons known by us to be beneficial owners of more than 5% of our common stock or our convertible preferred stock; and (iv) all current executive officers and directors as a group. Except as otherwise noted, the persons listed below have sole investment and voting power with respect to the common stock owned by them. Unless otherwise indicated, the address of each holder is 11200 Murray Scholls Place, Beaverton, Oregon 97007.

	Common Stock(1)		Convertible Preferred Stock(1)
Name and Address of Beneficial Owner	Number of Shares(3)	% of Shares Outstanding	Number of Shares	% of Shares Outstanding	% of Total Voting Power(2)
Kenneth D. Peterson, Jr. (4) Columbia Ventures Corporation 203 SE Park Plaza Drive, Suite 270 Vancouver, Washington 98684	7,111,978	57.8%	1,080	84.4%	50.4%
Elchanan Maoz (5) Everest Special Situations Fund L.P. P.O. Box 36254 Tel Aviv, Israel L3 65115	2,095,396	27.0%	270	25.2%	16.5%
Galloway Capital Management, LLC (6) 720 Fifth Avenue, 10th Floor New York, New York 10019	778,030	12.5%	—	—	7.1%
Gary E. Henry	81,749	1.3%	—	—	—
Karen Johnson	16,009	*	—	—	—
Mary H. Oldshue	11,250	*	—	—	—
Jonathan A. Ater	7,500	*	—	—	—
L. Lynne Michaelson	6,239	*	—	—	—
Richard B. Keller II	3,750	*	—	—	—
James F. Hensel	—	—	—	—	—
All current executive officers and directors as a group (10 persons)	9,290,506	66.7%	1,350	100%	66.7%

*	Less than one percent

(1)	Applicable percentage of ownership is based on 6,233,326 shares of common stock and 1,000 shares of convertible preferred stock outstanding as of April 25, 2008 together with applicable options and warrants for such shares. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common or preferred stock that the person has the right to acquire within 60 days after April 25, 2008 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person. With respect to common stock ownership and percentages, shares of convertible preferred stock owned or deemed outstanding are treated as converted into common stock at the current conversion price of $1.78.

(2)	Percentage of total voting power represents voting power with respect to all shares of our convertible preferred stock and common stock, as a single class, beneficially owned, including shares subject to options to acquire common stock and warrants to acquire convertible preferred stock exercisable within 60 days of April 25, 2008. With respect to matters submitted to our shareholders for a vote, each holder of our convertible preferred stock is entitled to the number of votes per share equal to the quotient obtained by dividing (A) the then applicable conversion price of the convertible preferred stock by (B) $2.08 for each share of common stock into which such shares of convertible preferred stock could be converted, and each holder of our common stock is entitled to one vote per share of common stock. The convertible preferred stock and common stock vote together as a single class on all matters submitted to a vote of our shareholders, except as may otherwise be required by our articles of incorporation or by law. Each share of convertible preferred stock is convertible into a number of shares of common stock determined by dividing $10,000 (plus accrued and unpaid dividends) by the conversion price, as adjusted. The current conversion price is $1.78. As of April 25, 2008, there was $230,000 of accrued, but unpaid, dividends that, if not paid, could be converted into a total of 129,213 shares of common stock at the current conversion price of $1.78.

(3)	Includes shares of common stock subject to the following:

Name	Options exercisable within 60 days of April 25, 2008	Assumed conversion of Series A convertible preferred stock*	Assumed exercise and conversion of Series A warrants
Kenneth D. Peterson, Jr.	9,062	4,494,382	1,573,034
Elchanan Maoz	11,250	1,123,596	393,258
Gary E. Henry	78,591	—	—
Karen L. Johnson	15,934	—	—
Mary H. Oldshue	11,250	—	—
Jonathan A. Ater	7,500	—	—
L. Lynne Michaelson	6,045	—	—
Richard B. Keller II	3,750	—	—
James F. Hensel	—	—	—
All current executive officers and directors as a group	102,419	5,617,978	1,966,292

*	Assumes conversion into common stock at the current conversion price of $1.78.

(4)	Kenneth D. Peterson, as the sole shareholder and director and the chief executive officer of Columbia Ventures Corporation, may be deemed to be the indirect beneficial owner of these shares, over which he has shared voting and shared dispositive power. Mr. Peterson is also a director of Metro One. The preferred shares include 280 shares issuable pursuant to currently exercisable warrants.

(5)	Maoz Everest Fund Management Ltd. (“MEFM”), by virtue of its status as the general partner of Everest Special Situations Fund L.P. (“Everest”), may be deemed to beneficially own the shares held by Everest. Elchanan Maoz, by virtue of his status as a controlling stockholder of MEFM, may be deemed to beneficially own the shares held by Everest. MEFM and Mr. Maoz disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The preferred shares include 70 shares issuable pursuant to currently exercisable warrants.

(6)	Based solely on information provided in a Schedule 13D, filed with the SEC on January 25, 2008. According to the Schedule 13D, Strategic Turnaround Equity Partners, L.P. (“STEP”) is the direct beneficial owner of 635,951 shares of common stock, Galloway Capital Management LLC (“Galloway”), by virtue of its status as the general partner of STEP, may be deemed to beneficially own the shares held by STEP. Bruce Galloway and Gary L. Herman, as Managing Members of Galloway Capital Management, may be deemed to beneficially own the shares held by STEP. Galloway, Mr. Galloway and Mr. Herman disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.

Mr. Galloway also beneficially owns 62,275 shares of common stock for which he has sole voting and dispositive power as follows:

•	4,036 shares are held by Mr. Galloway individually;

•	38,326 shares are owned by Jacombs Investments, Ltd.;

•	17,713 shares are held by RexonGalloway Capital Growth, an investment company in which Mr. Galloway is a member;

•	300 shares are held by Mr. Galloway’s Individual Retirement Account; and

•	1,900 shares are held by Mr. Galloway’s son.

Mr. Herman also beneficially owns 11,289 shares of common stock for which he has sole voting and dispositive power as follows:

•	2,500 shares are held by Mr. Herman individually;

•	4,289 shares are held in Mr. Herman’s Individual Retirement Account; and

•	4,500 shares are held by FBR, Inc. for which Mr. Herman is the sole owner and serves as an officer.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

The Board of Directors has determined that each of our directors, except Mr. Hensel, is an “independent director” under Nasdaq Stock Market Marketplace Rule 4200(a)(15). The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by Nasdaq and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to audit committee member independence. In addition, of the four other individuals who served as directors during fiscal 2007, three, William D. Rutherford, Murray L. Swanson and James M. Usdan, had been determined to be independent under applicable rules of Nasdaq and the SEC, while Gary E. Henry was not independent.

Related Transaction

Effective as of January 7, 2008, we entered into our first contractual relationship in the contact services business. Under this contract, we function as a sales agent to a master agent that has the primary contractual relationship with the entities for whom we make outbound sales queries. Our Chief Financial Officer, Mr. William Hergenhan, is a director and a significant shareholder in that master agent. Revenue pursuant to this agreement is commission based and totaled $198,000 from inception through March 31, 2008. All negotiations and transactions with the master agent have been at arms length, and, our Board of Directors, after being apprised of the terms of the agreement and procedures followed in its negotiation, ratified the contract in its meeting on February 13, 2008.

Item 14.	Principal Accountant Fees and Services

Principal Auditor Fees and Services

Fees paid or accrued by us for audit and other services provided by BDO Seidman, LLP were as follows:

	2007	% Pre- approved by Audit Committee	2006	% Pre- approved by Audit Committee
Audit Fees	$181,310	100%	$174,500	100%
Audit Related Fees(1)	13,918	100%	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—

	$195,228		$174,500

(1)	Audit Related Fees in 2007 represent fees paid for assistance with our Series A convertible preferred stock offering.

Pre-Approval of Audit and Non-Audit Services

Our Audit Committee has adopted a policy and procedure requiring approval before our independent registered public accounting firm can be engaged to perform audit or non-audit services. The services can be pre-approved by our Audit Committee or by any member of our Audit Committee to whom authority for pre-approval has been delegated, provided that no member has authority to approve any non-audit services that are expected to result in fees for the engagement or during any calendar year of over $50,000, or that are expected to be completed after 12 months from the date of the engagement. Any approvals by a member are reported to our Audit Committee, for informational purposes, at its next regular meeting. All audit-related services, tax services and other services to be rendered by our independent registered public accounting firm will be pre-approved by our Audit Committee to the extent required in order for those services to remain compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2008	METRO ONE TELECOMMUNICATIONS, INC. (Registrant)

/s/ JAMES F. HENSEL
James F. Hensel
Director, President and Chief Executive Officer (Principal Executive Officer)

/s/ WILLIAM K. HERGENHAN
William K. Hergenhan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)