Form 10-Q
period 2008-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2008-05-20
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	6,233,326
(Class)	(Outstanding at May 19, 2008)

METRO ONE TELECOMMUNICATIONS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,288	$7,999
Restricted cash	1,700	3,000
Accounts receivable, net of allowance for doubtful accounts of $10 and $2	421	2,421
Accounts receivable of discontinued operations, net of allowance for doubtful accounts of $0 and $0	1,253	—
Prepaid costs and other current assets	535	573
Furniture, fixtures and equipment of discontinued operations held for sale	97	—
Intangible assets of discontinued operations held for sale	3,720	—

Total current assets	13,014	13,993
Furniture, fixtures and equipment, net of accumulated depreciation of $1,211 and $8,067	171	1,438
Intangible assets, net	182	4,055
Other assets	74	81

Total assets	$13,441	$19,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$164	$281
Accrued liabilities	1,427	1,484
Accrued payroll and related costs	1,219	2,173
Preferred stock dividend payable	328	230
Liabilities of discontinued operations	2,060	—

Total current liabilities	5,198	4,168
Preferred stock warrants	111	615
Other long-term liabilities	152	319

Total liabilities	5,461	5,102
Commitments and contingencies (Notes 8 and 14)
Redeemable preferred stock:
Preferred stock, no par value, 10,000,000 shares authorized: Series A convertible preferred stock, 1,385 shares authorized, 1,000 and 1,000 shares issued and outstanding; liquidation preference of $10,328 and $10,230	8,973	8,798
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized: 6,233,326 and 6,233,326 shares issued and outstanding	122,252	122,246
Accumulated deficit	(123,245)	(116,579)

Total shareholders’ equity (deficit)	(993)	5,667

Total liabilities, redeemable preferred stock and shareholders’ equity	$13,441	$19,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007
Revenue	$509	$329
Costs and expenses:
Direct operating	257	73
Selling, general and administrative	1,616	1,765
Depreciation and amortization	46	65
Restructuring charges	—	78

	1,919	1,981

Loss from operations	(1,410)	(1,652)
Gain associated with revaluation of warrants	504	—
Interest income	73	120
Other income (loss), net	(17)	45

	560	165

Loss from continuing operations	(850)	(1,487)
Loss from discontinued operations, net of income taxes	(5,553)	(2,215)

Net loss	(6,403)	(3,702)
Preferred stock dividends	(98)	—
Accretion of preferred stock	(175)	—

Net loss attributable to common shareholders	$(6,676)	$(3,702)

Basic and diluted loss per common share from continuing operations	$(0.14)	$(0.24)

Basic and diluted loss per common share from discontinued operations	$(0.89)	$(0.35)

Basic and diluted net loss per common share attributable to common shareholders	$(1.07)	$(0.59)

Shares used in per share calculations	6,233	6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,403)	$(3,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of continuing operations	46	65
Depreciation and amortization of discontinued operations	400	549
Loss on disposal of fixed assets	44	11
Impairment of fixed assets	918	—
Deferred rent	(61)	(33)
Stock-based compensation expense	6	—
Gain associated with revaluation of warrants	(504)	—
Changes in operating assets and liabilities:
Accounts receivable, net	747	(487)
Prepaid costs and other current assets	38	271
Other assets	7	—
Accounts payable	139	(631)
Accrued liabilities	453	116
Accrued payroll and related costs	340	(816)
Other long-term liabilities	(106)	—

Net cash used in operating activities	(3,936)	(4,657)
Cash flows from investing activities:
Decrease in restricted cash	1,300	—
Capital expenditures	(82)	(61)
Proceeds from sale of fixed assets	—	1
Additions to intangible assets	(3)	—

Net cash provided by (used by) investing activities	1,215	(60)
Cash flows from financing activities:
Refund of preferred stock offering costs	10	—

Net cash provided by financing activities	10	—

Decrease in cash and cash equivalents	(2,711)	(4,717)
Cash and cash equivalents:
Beginning of period	7,999	11,965

End of period	$5,288	$7,248

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$10	$12
Supplemental disclosure of non-cash information:
Preferred stock dividend	$98	$—
Accretion of preferred stock	175	—
Transfer of assets to assets of discontinued operations	5,070	—
Transfer of liabilities to liabilities of discontinued operations	2,060	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three month periods ended March 31, 2008 and 2007 is unaudited and has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the financial information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial information as of December 31, 2007 is derived from Metro One Telecommunications, Inc.’s (“Metro One”) 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Metro One’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, actual results may differ from such estimates and assumptions, and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Metro One and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Going Concern

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in all or part of 2008. We are working to aggressively pursue new and additional sources of revenues, further reduce the direct cost of delivering our services, reduce our general and administrative overhead and develop and grow our Data Services and Contact Services businesses. In furtherance of these goals, we made the decision to discontinue of our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations.” There can be no assurance that our restructuring plans will be successful.

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain that will be reflected in the second quarter of 2008 of approximately $4.3 million. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations and pursue our business initiatives during the remainder of 2008. We may, nonetheless, also attempt to establish borrowing arrangements or otherwise raise additional funds in order to provide additional liquidity.

If we are unable to execute our business plans and successfully transition our business, we may be forced to raise additional debt or equity financing or even discontinue our operations.

Note 3. Discontinued Operations

In March 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we decided to exit our facilities-based wholesale directory assistance business. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our Data Services and Contact Services businesses and monetizing our patent portfolio. The results of operations related to our directory assistance services have been reclassified as discontinued operations for all periods presented.

Our directory assistance call centers in Long Island and Portland were closed in March 2008 prior to our decision to leave the directory assistance business and our call centers in Minneapolis, Orlando and Charlotte were closed May 5, 2008 as part of that decision. Our Honolulu call center will also close in

May 2008. We also reduced corporate staff at our Beaverton headquarters. A total of approximately 700 employees were, or will be, terminated in connection with the call center closures and related activities.

We anticipate the total costs to be incurred in connection with the closure of all of the call centers and the reduction in corporate staff will range from $3.4 million to $4.0 million, which includes the following:

Employee severance and related benefits	$0.6 to $0.7 million
Fixed asset impairment	$0.8 to $1.0 million
Lease termination and future lease obligations	$1.2 to $1.4 million
Contract termination costs	$750,000
Other	$0.07 million

$3.4 to $4.0 million

These costs are anticipated to result in cash expenditures of approximately $1.9 million. The fixed asset impairments will not result in cash expenditures. We recognized $2.6 million of these costs in the first quarter of 2008 as a component of discontinued operations and expect to recognize approximately $0.7 million of the costs in the second quarter of 2008. The remaining costs, estimated to be between $0.2 million and $0.7 million, will be recognized over the remaining terms of our operating leases, which run through September 2009.

Our historical reporting did not allocate all expenses between our operating segments. The prior period information was determined based on some allocations of those expenses based on revenues in each segment. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue	$3,072	$4,573

Pre-tax loss from discontinued operations	$(5,554)	$(2,230)
Pre-tax gain (loss) on disposal activities	—	—

	(5,554)	(2,230)
Income tax benefit	1	15

Loss from discontinued operations, net of income taxes	$(5,553)	$(2,215)

Amount of goodwill and other intangible assets disposed of	$—	$—

The pre-tax loss from discontinued operations in the first quarter of 2008 included the following charges (in thousands):

Employee severance and related benefits	$621
Fixed asset impairment	918
Lease termination and lease obligations	311
Contract termination costs	750

$2,600

See Note 14 for a discussion of the contract termination charge recognized in the first quarter of 2008. At this time, we do not expect any future charges to be recognized or paid in connection with the termination of any of our remaining contracts with our directory assistance customers.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including the resale market for furniture, fixtures and equipment, and changes in management’s assumptions and projections.

Furniture, fixtures and equipment and intangible assets of discontinued operations held for sale are recorded at estimated fair market value, less selling costs, and are no longer being depreciated or amortized. See Note 14 for a discussion of the sale of our patents and trademarks held for sale in May 2008.

The following table summarizes the charges, expenditures and ending balances for the quarter ended March 31, 2008 related to our restructuring activities (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures	Write-Offs and Adjustments		Ending Accrued Liability
Employee severance and related benefits	$—	$621	$(83)	$—		$538
Lease termination and other lease obligations	—	311	—	—		311
Contract termination costs	—	750	—	(750	)(1)	—
Fixed asset impairment	—	918	—	(918	)(2)	—

	$—	$2,600	$(83)	$(1,668)		$849

(1)	Amount written off against accounts receivable. See Note 14.
(2)	Amount written off against fixed assets.

Liabilities of discontinued operations at March 31, 2008 consisted of the following (in thousands):

Accounts payable	$256
Leases payable	311
Other accrued liabilities	199
Accrued payroll and related liabilities	756
Accrued employee severance	538

$2,060

We currently anticipate that cash payments associated with employee severance and related benefits will be paid through July 2008 and leases payable will be paid through September 2008. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $1.1 million at March 31, 2008, net of estimated sublease income, and will be paid through September 2009.

Note 4. Antidilutive Common Stock Equivalents

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive (in thousands):

	Three Months Ended March 31,
	2008	2007
Common stock options	426	536
Convertible preferred stock warrants	1,966	—
Convertible preferred stock	5,618	—

Total	8,010	536

Note 5. Segment and Enterprise-Wide Disclosures

We have two reportable business segments defined by product line in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Contact Services; and (2) Data Services. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Our operating segments are evidence of the internal structure of our organization. Both segments are supported in the same service facilities and share information technology systems and support personnel. Contact Services derives revenue from contracts it has entered into to support outbound call center business to business marketing programs. Data Services derives revenue from delivering electronic data to our customers. The operating facilities, sales management and chief decision-makers for both operations are managed by the same executive team. Our chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented for revenues and direct operating costs as these are the primary performance measures for which the segments are evaluated. We do not allocate assets by segment. The following tables reconcile certain financial information by segment (in thousands):

	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended March 31, 2008
Revenues	$178	$331	$—	$509
Direct operating costs	228	29	—	257
Three Months Ended March 31, 2007
Revenues	$—	$329	$—	$329
Direct operating costs	—	73	—	73
Restructuring charges	—	78	—	78

Sales to customers from continuing operations accounting for 10% or more of our total sales from continuing operations were as follows (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
Customer 1	$178		35.0%	$—	*	— *
Customer 2	84		16.5%	104		31.6%
Customer 3	80		15.7%	104		31.6%
Customer 4	52		10.3%	—		—
Customer 5	—	*	— *	36		10.9%

*	Less than 10%

At March 31, 2008, accounts receivable from these customers accounted for approximately 61% of total accounts receivable. In addition, two of these customers individually represented 42%, and 13%, respectively, of the March 31, 2008 accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable as of March 31, 2008.

Note 6. Intangible Assets

Our definite-lived intangible assets of continuing operations consisted of the following (in thousands):

	Amortization Period	March 31, 2008	December 31, 2007
Patents	7 years	$104	$6,851
Accumulated amortization		—	(2,933)

		104	3,918
Trademarks	5 years	190	712
Accumulated amortization		(112)	(575)

		78	137

Total definite-lived intangible assets of continuing operations		$182	$4,055

In May 2008, all of our patents and trademarks of discontinued operations were sold to an unrelated third party. See Note 14 for additional information.

Amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Patents	$—	$—
Trademarks	7	6

	$7	$6

Note 7. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities as of March 31, 2008 pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level
Series A Warrants	$111,069	Level 3

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” our outstanding warrants related to our Series A convertible preferred stock must be marked to market every reporting period. The fair value of each of these instruments is determined using the Black-Scholes valuation model as follows:

Warrants issued in connection with Series A convertible preferred stock
Input Level	Level 3
Black- Scholes Assumptions
Risk-free interest rate	1.54%
Expected dividend yield	4.0%
Contractual term (years)	1.38
Expected volatility	77.12%
Certain Other Information
Fair value at December 31, 2007	$615,063
Fair value at March 31, 2008	111,069

Change in fair value from December 31, 2007 to March 31, 2008	$(503,994)

Note 8. Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.

In June 2007, we filed a petition in the United States Tax Court opposing a statutory notice of deficiency issued by the Commissioner of Internal Revenue against us for our tax year 2002 asserting a deficiency of approximately $630,000. With interest, the amount in controversy, as of March 31, 2008 and December 31, 2007, was $866,000 and $849,000, respectively, and was included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we may carryover our alternative minimum tax net operating loss arising in our 2004 tax year to reduce our alternative minimum taxable income in our 2002 tax year. The parties have stipulated to the facts in the case and briefing is scheduled for completion in August and September 2008.

We are also involved in an administrative proceeding for 2001, 2002 and 2003 with the New York State Department of Taxation and Finance (the “Department”). With penalties and interest, the Department asserts that, as of March 31, 2008 and December 31, 2007, we owed $231,000 and $224,000, respectively, in various state and local taxes and assessments. These amounts were included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we should be classified as having provided telecommunications services and that no amounts are now owed for these taxes and assessments. Should the Department not agree, it will issue a final decision, we will have to determine whether to seek review of this decision in New York state court.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At March 31, 2008, we had one letter of credit outstanding in the amount of $1.7 million related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This commitment expired on April 1, 2008 and was subsequently renewed with an expiration date of April 1, 2009.

Note 9. Related Party Transactions

Effective as of January 7, 2008, we entered into our first contractual relationship in the contact services business. Under this contract, we function as a sales agent to a master agent that has the primary contractual relationship with the entities for whom we make outbound sales queries. Our Chief Financial Officer, Mr. William Hergenhan, is a director and a significant shareholder in that master agent. Revenue pursuant to this agreement is commission based and totaled $178,000 from inception through March 31, 2008. At March 31, 2008, this company owed us $173,000, which was included as a component of accounts receivable on our condensed consolidated balance sheet. All negotiations and transactions with the master agent have been at arms length, and the contract was ratified by our Board of Directors.

Note 10. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation for discontinued operations.

Note 11. New Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling, or minority, interests in its subsidiaries. SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a non-controlling interest as well as deconsolidation procedures. SFAS No. 160 aligns the reporting of non-controlling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not have any non-controlling or minority interests and, accordingly, we do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations - Revised.” SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations as we have no plans for acquisitions at this time.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of a company’s choice to use fair value on its earnings. Finally, SFAS No. 159 requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations as we do not have any assets or liabilities that fall under the guidance of SFAS No. 159.

Note 12. Unrecognized Tax Benefits

As of March 31, 2008 and December 31, 2007, unrecognized tax benefits totaled $751,000.

Note 13. Revenue Recognition

Under contracts with our Contact Services customers, we will record revenue for the number of telephone service contracts sold at the agreed upon price per service, calculated on a monthly basis. Pricing for services sold is subject to change on a regular basis. Revenue from our Data Services customers is recognized either when the data is delivered or when the customer uses the data, based upon contract provisions. Revenue for Data Services is calculated based on a price per data record as stipulated in the contracts.

Note 14. Subsequent Events

Contract Termination Charge

In May 2008, one of our Directory Assistance customers indicated that they would not pay $750,000 of their outstanding accounts receivable due to the early termination of our contract with them. Accordingly, we recorded a contract termination charge of $750,000 as a component of discontinued operations in the quarter ended March 31, 2008 and a corresponding reduction of our accounts receivable from discontinued operations as of March 31, 2008.

Sale of Patents and Trademarks

On May 6, 2008, we completed the sale of a portfolio of surplus intellectual property, including patents and trademarks, to a subsidiary of kgb, formerly INFONXX, Inc., a provider of live operator directory assistance services headquartered in New York City. The consideration received was $8.0 million in cash. The book value of the patents and trademarks sold was $3.7 million at May 6, 2008 and, accordingly, we will recognize a gain on the sale of $4.3 million in the second quarter of 2008 as a component of discontinued operations.

The portfolio consisted of 49 issued and 78 pending patents in North America and numerous trademarks and domain names, all of which were developed originally for use in our discontinued live operator directory assistance business. We retained ownership of a data management and analytic patent and pending application that are pivotal to our continuing business model that is focused on providing data, data processing and analysis services, and contact services to business customers. As part of the transaction and for no additional consideration, we licensed our retained data patent and rights under our pending patent application to kgb for use only by or for kgb.

Payment of Liquidated Damages under Registration Rights Agreement

On June 5, 2007, as part of a financing with Columbia Ventures Corporation and Everest Special Situations Fund L.P. (collectively, the “Investors”), we entered into a Registration Rights Agreement pursuant to which we are required to file with the SEC a registration statement on Form S-3 that allows for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “shelf registration statement”). The shelf registration statement is to cover the resale of shares of common stock issuable on conversion of our convertible preferred stock (including shares of convertible preferred stock issuable on exercise of the warrants) issued in the financing. If the shelf registration statement is not declared effective by a certain date, we must pay liquidated damages to the Investors in an amount equal to 1.25% of the purchase price paid for the convertible preferred stock (currently, $125,000) for each 30-day period or pro rata for any part thereof until such registration default is cured, provided that the liquidated damages cannot, in the aggregate, exceed 20% of the convertible preferred purchase price. The Investors, through written amendments to the Registration Rights Agreement, have agreed to extend the deadline for the effectiveness of the shelf registration statement through and including April 30, 2008. From, and after, May 1, 2008, until the shelf registration statement is declared to be effective, we will be required to pay the Investors liquidated damages in the amount and at the rate specified above. We are currently in negotiations of an additional amendment to extend the deadline for the effectiveness of the shelf registration statement to June 15, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All statements and trend analyses contained in this item and elsewhere in this report on Form 10-Q relative to the future constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may, but do not necessarily, also include words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “may,” “will,” “should,” “could,” “continue” or similar expressions. Forward-looking statements are not guarantees. They involve known and unknown business and economic risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include risks relating to the termination, expiration or pricing of customer contracts and other operating agreements, including leases, our ability to successfully execute our cost reduction efforts and current business strategies, our ability to generate cash from operations, and other risks, including those discussed in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) and those described in our other filings with the SEC. Any forward-looking statement in this report reflects our expectations at the time of this report only. We undertake no obligation to publicly release any revisions or updates to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Forward-looking statements are based on the assumptions, estimates and opinions of management on the date the statements are made.

OVERVIEW

On March 21, 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we had decided to exit the wholesale directory assistance business. As of May 5, 2008, all but one of our call centers had been closed, with the final call center scheduled to be closed by the end of May 2008. A total of approximately 700 employees were, or will be, terminated in connection with the call center closures and related activities. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our nascent Contact Services and Data Services segment businesses and monetizing our intellectual property portfolio. We sold a majority of our patent and trademark portfolio to an unrelated third party in May 2008 for $8.0 million in cash. We believe that the cash received from this transaction will be sufficient to allow us to pursue our strategic objectives and support our operations through at least December 31, 2008.

We will continue to pursue growth in our Data Services segment that has been developed over the last few years. We have hired an experienced consulting firm in this business space to help us refine and execute our business plan although, to date, we have yet to realize the significant opportunities we believe are present. We expect this to change with greater management focus.

During the first quarter of 2008, we entered into and began servicing our first contract to provide our Contact Service. We have entered into two additional contracts which we expect to begin servicing in the second and third quarters of 2008 and are actively pursuing additional customers for this service. We expect to continue to grow the number of operators we have working in this business segment.

GOING CONCERN

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in all or part of 2008. We are working to aggressively pursue new and additional sources of revenues, further reduce the direct cost of delivering our services, reduce our general and administrative overhead and develop and grow our Data Services and Contact Services businesses. In furtherance of these goals, we decided to discontinue our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations.” There can be no assurance that our restructuring plans will be successful.

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain that will be reflected in the second quarter of 2008 of approximately $4.3 million as a component of discontinued operations. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations and pursue our business initiatives during the remainder of 2008. We may, nonetheless, also attempt to establish borrowing arrangements or otherwise raise additional funds in order to provide additional liquidity.

If we are unable to execute our business plans and successfully transition our business, we may be forced to raise additional debt or equity financing or even discontinue our operations.

RESULTS OF OPERATIONS

The consolidated financial data for the three-month periods ended March 31, 2008 and 2007 are presented in the following table (in thousands):

Three Months Ended March 31,	2008	2007
Revenue	$509	$329
Costs and expenses:
Direct operating	257	73
Selling, general and administrative	1,616	1,765
Depreciation and amortization	46	65
Restructuring charges	—	78

	1,919	1,981

Loss from operations	(1,410)	(1,652)
Gain associated with revaluation of warrants	504	—
Interest income	73	120
Other income (expense), net	(17)	45

	560	165

Loss from continuing operations	(850)	(1,487)
Loss from discontinued operations, net of income taxes	(5,553)	(2,215)

Net loss	(6,403)	(3,702)
Preferred stock dividends	(98)	—
Accretion of preferred stock	(175)	—

Net loss attributable to common shareholders	$(6,676)	$(3,702)

Basic and diluted loss per common share from continuing operations	$(0.14)	$(0.24)

Basic and diluted loss per common share from discontinued operations	$(0.89)	$(0.35)

Basic and diluted net loss per common share attributable to common shareholders	$(1.07)	$(0.59)

Shares used in per share calculations	6,233	6,233

Segment Information

(In thousands)	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended March 31, 2008
Revenues	$178	$331	$—	$509
Direct operating costs	228	29	—	257
Three Months Ended March 31, 2007
Revenues	$—	$329	$—	$329
Direct operating costs	—	73	—	73
Restructuring charges	—	78	—	78

Revenue

Revenue increased $180,000, or 54.7%, to $509,000 in the first quarter of 2008 compared to $329,000 the first quarter of 2007. The increase was primarily due to the addition of one contact services client in the first quarter of 2008.

Direct Operating Expenses

Direct operating expenses consist of the costs of salaries, wages, benefits, taxes and software application licenses for Contact Services and personnel and listings data and content acquisition costs in Data Services. Direct operating expenses increased $184,000 to $257,000 in the first quarter of 2008 from $73,000 in the first quarter of 2007. This increase was primarily due to the addition of our Contact Services segment. As a percentage of revenues, direct operating expenses increased to 50.5% in the first quarter of 2008 compared to 22.2% in the first quarter of 2007, due primarily to the addition of Contact Services. After our initial implementation and growth period for Contact Services, we expect to gain efficiencies in productivity per agent, which we expect will result in a reduction in direct operating expenses as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A decreased $149,000, or 8.4%, to $1.6 million in the first quarter of 2008 compared to $1.8 million in the first quarter of 2007. This decrease was primarily due to lower payroll and related costs as a result of lower headcount in Data Services, partially offset by increases related to growing our business.

Gain Associated with Revaluation of Warrants

Our warrants related to our Series A convertible preferred stock are marked to market on a quarterly basis utilizing the Black-Scholes valuation model, which resulted in a gain in the first quarter of 2008.

Discontinued Operations

In March 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we decided to exit our facilities-based wholesale directory assistance business. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing our Data Services and Contact Services businesses and monetizing our patent portfolio. The results of operations related to our directory assistance services have been reclassified as discontinued operations for all periods presented.

Our directory assistance call centers in Long Island and Portland were closed in March 2008 prior to our decision to leave the directory assistance business and our call centers in Minneapolis, Orlando and Charlotte were closed May 5, 2008 as part of that decision. Our Honolulu call center will close in May 2008. We also reduced corporate staff at our Beaverton headquarters. A total of approximately 700 employees were, or will be, terminated in connection with the call center closures and related activities.

We anticipate the total costs to be incurred in connection with the closure of all of the call centers and the reduction in corporate staff will range from $3.4 million to $4.0 million, which includes the following:

Employee severance and related benefits	$0.6 to $0.7 million
Fixed asset impairment	$0.8 to $1.0 million
Lease termination and future lease obligations	$1.2 to $1.4 million
Contract termination costs	$750,000
Other	$0.07 million

$3.4 to $4.0 million

These costs are anticipated to result in cash expenditures of approximately $1.9 million. The fixed asset impairments will not result in cash expenditures. We recognized $2.6 million of these costs in the first quarter of 2008 as a component of discontinued operations and expect to recognize approximately $0.7 million of the costs in the second quarter of 2008. The remaining costs, estimated to be between $0.2 million and $0.7 million, will be recognized over the remaining terms of our operating leases, which run through September 2009.

Our historical reporting did not allocate all expenses between our operating segments. The prior period information was determined based on some allocations of those expenses based on revenues in each segment. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenue	$3,072	$4,573

Pre-tax loss from discontinued operations	$(5,554)	$(2,230)
Pre-tax gain (loss) on disposal activities	—	—

	(5,554)	(2,230)
Income tax benefit	1	15

Loss from discontinued operations, net of income taxes	$(5,553)	$(2,215)

Amount of goodwill and other intangible assets disposed of	$—	$—

The pre-tax loss from discontinued operations in the first quarter of 2008 included the following charges (in thousands):

Employee severance and related benefits	$621
Fixed asset impairment	918
Lease termination and lease obligations	311
Contract termination costs	750

$2,600

See Note 14 for a discussion of the contract termination charge recognized in the first quarter of 2008. At this time, we do not expect any future charges to be recognized or paid in connection with the termination of any of our remaining contracts with our directory assistance customers.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including the resale market for furniture, fixtures and equipment, and changes in management’s assumptions and projections.

LIQUIDITY AND CAPITAL RESOURCES

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash. We believe that this cash, in addition to $5.3 million of cash and cash equivalents at March 31, 2008, will be sufficient to fund our operations for at least the remainder of 2008. In addition, we are aggressively pursuing new, potentially more profitable sources of revenues, including outbound Contact Services and are working to grow our Data Services business. There can be no assurance that our efforts in these areas will be successful. If not successful, we may attempt to establish borrowing arrangements or raise additional capital in order to maintain adequate liquidity, although we cannot provide assurance that debt or equity financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to profitably conduct our operations according to our plans or obtain additional financing, we may be forced to cease operations.

The primary uses of our capital in the near future are expected to be for basic working capital needs and for the costs of growing our Contact Services and Data Services customer bases.

During the first quarter of 2008, cash (including restricted cash) and cash equivalents decreased $4.0 million due to our net loss attributable to common shareholders of $6.7 million, offset by net non-cash expenses of $0.8 million, a release of $1.3 million of restricted cash and changes in our operating assets and liabilities.

Our restricted cash relates to a certificate of deposit to guarantee a letter of credit outstanding related to our workers’ compensation program. This commitment expired on April 1, 2008 and was subsequently renewed to expire April 1, 2009. During the first quarter of 2008, the amount of the outstanding letter of credit and related restricted cash balance decreased $1.3 million to $1.7 million at March 31, 2008 as a result of a reduction in the potential workers’ compensation liability as determined by our insurance carrier.

Liabilities of discontinued operations at March 31, 2008 consisted of the following (in thousands):

Accounts payable	$256
Leases payable	311
Other accrued liabilities	199
Accrued payroll and related liabilities	756
Accrued employee severance	538

$2,060

We currently anticipate that cash payments associated with employee severance and related benefits will be paid through July 2008 and leases payable will be paid through September 2008. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $1.1 million at March 31, 2008, net of estimated sublease income, and will be paid through September 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than as discussed in Note 13, Revenue Recognition, our critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2007 are unchanged.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. Our operating lease payments are not considered off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 11. of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2008	METRO ONE TELECOMMUNICATIONS, INC. (Registrant)

/s/ WILLIAM K. HERGENHAN
William K. Hergenhan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)