Form 10-Q
period 2008-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2008-08-08
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-27024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	6,233,326
(Class)	(Outstanding at August 7, 2008)

METRO ONE TELECOMMUNICATIONS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,711	$7,999
Restricted cash	1,700	3,000
Accounts receivable, net of allowance for doubtful accounts of $26 and $2	587	2,421
Prepaid costs and other current assets	329	573
Assets of discontinued operations:
Accounts receivable, net of allowance for doubtful accounts of $14 and $0	100	—
Furniture, fixtures and equipment held for sale	46	—

Total current assets	12,473	13,993

Furniture, fixtures and equipment, net of accumulated depreciation of $7,181 and $8,067	178	1,438
Intangible assets, net	168	4,055
Other assets	74	81

Total assets	$12,893	$19,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58	$281
Accrued liabilities	1,313	1,484
Accrued payroll and related costs	1,350	2,173
Preferred stock dividend payable	427	230
Liabilities of discontinued operations	1,466	—

Total current liabilities	4,614	4,168

Preferred stock warrants	149	615
Other long-term liabilities	81	319

Total liabilities	4,844	5,102

Commitments and contingencies (Notes 8 and 14)

Redeemable preferred stock:
Preferred stock, no par value, 10,000,000 shares authorized: Series A convertible preferred stock, 1,385 shares authorized, 1,000 and 1,000 shares issued and outstanding; liquidation preference of $10,427 and $10,230	9,164	8,798

Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized: 6,233,326 and 6,233,326 shares issued and outstanding	122,260	122,246
Accumulated deficit	(123,375)	(116,579)

Total shareholders’ equity (deficit)	(1,115)	5,667

Total liabilities, redeemable preferred stock and shareholders’ equity	$12,893	$19,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$536	$232	$1,045	$561

Costs and expenses:
Direct operating	489	72	746	145
Selling, general and administrative	1,883	1,876	3,499	3,556
Depreciation and amortization	36	51	82	116
Restructuring charges	—	35	—	113

	2,408	2,034	4,327	3,930

Loss from operations	(1,872)	(1,802)	(3,282)	(3,369)

Gain (loss) associated with valuation of warrants	(38)	—	466	—
Interest income	44	79	117	199
Other income (expense), net	(83)	—	(100)	—

	(77)	79	483	199

Loss from continuing operations	(1,949)	(1,723)	(2,799)	(3,170)
Loss from discontinued operations, net of income taxes	(2,172)	(1,941)	(7,725)	(4,196)
Gain on disposal of intangible assets of discontinued operations, net of income taxes	4,281	—	4,281	—

Net income (loss)	160	(3,664)	(6,243)	(7,366)

Preferred stock dividends	(100)	—	(198)	—
Accretion of preferred stock	(191)	—	(366)	—

Net loss attributable to common shareholders	$(131)	$(3,664)	$(6,807)	$(7,366)

Basic and diluted loss per common share from continuing operations	$(0.31)	$(0.28)	$(0.45)	$(0.51)

Basic and diluted income (loss) per common share from discontinued operations	$0.34	$(0.31)	$(0.55)	$(0.67)

Basic and diluted net loss per common share attributable to common shareholders(1)	$(0.02)	$(0.59)	$(1.09)	$(1.18)

Shares used in per share calculations	6,233	6,233	6,233	6,233

(1)	Amounts may not add due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,243)	$(7,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of continuing operations	82	44
Depreciation and amortization of discontinued operations	400	1,113
Loss on disposal of fixed assets	18	90
Loss on disposal of fixed assets of discontinued operations	35	—
Gain on disposal of intangible assets of discontinued operations	(4,281)	—
Impairment of fixed assets	918	—
Deferred rent	(127)	(28)
Stock-based compensation expense	14	20
Gain associated with valuation of warrants	(466)	—
Change in accounts receivable of discontinued operations	1,153	—
Change in liabilities of discontinued operations	(594)	—
Changes in operating assets and liabilities:
Accounts receivable, net	581	(458)
Prepaid costs and other current assets	244	139
Other assets	7	—
Accounts payable	33	(453)
Accrued liabilities	339	(104)
Accrued payroll and related costs	471	(1,210)
Other long-term liabilities	(111)	—

Net cash used in operating activities	(7,527)	(8,213)

Cash flows from investing activities:
Decrease in restricted cash	1,300	—
Capital expenditures	(93)	(57)
Proceeds from sale of fixed assets of discontinued operations	23	13
Proceeds from sale of intangible assets of discontinued operations	8,001	—
Additions to intangible assets	(3)	—

Net cash provided by (used in) investing activities	9,228	(44)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock	—	1,813
Refund of preferred stock offering costs	11	—

Net cash provided by financing activities	11	1,813

Increase (decrease) in cash and cash equivalents	1,712	(6,444)

Cash and cash equivalents:
Beginning of period	7,999	11,965

End of period	$9,711	$5,521

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3	$18

Supplemental disclosure of non-cash information:
Preferred stock dividend	$198	$—
Accretion of preferred stock	366	—
Transfer of assets to assets of discontinued operations	5,070	—
Transfer of liabilities to liabilities of discontinued operations	2,060	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six-month periods ended June 30, 2008 and 2007 is unaudited and has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the financial information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial information as of December 31, 2007 is derived from Metro One Telecommunications, Inc.’s (“Metro One”) 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Metro One’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, actual results may differ from such estimates and assumptions, and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Metro One and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. Going Concern

We have experienced net losses from operations in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in all or part of 2008. We are working aggressively to develop and grow our Data Services and Contact Services businesses, as well as to pursue additional sources of revenues, to further reduce the direct cost of delivering our services, and to reduce our general and administrative overhead. In furtherance of these goals, we made the decision to discontinue our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations.” There can be no assurance that our restructuring plans will be successful.

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain of approximately $4.3 million in the second quarter of 2008 as a component of discontinued operations. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations and pursue our business initiatives during the remainder of 2008. We may, nonetheless, also attempt to establish borrowing arrangements or otherwise raise additional funds in order to provide additional liquidity.

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

Our directory assistance call centers in Long Island and Portland were closed in March 2008 prior to our decision to leave the directory assistance business, and our call centers in Minneapolis, Orlando,

Charlotte and Honolulu were closed in May 2008 as part of that decision. We also reduced corporate staff at our Beaverton headquarters. A total of approximately 700 employees were terminated in connection with the call center closures and related activities.

We anticipate the total restructuring costs to be incurred in connection with the closure of all of the call centers and the reduction in corporate staff will total approximately $3.6 million as follows:

Employee severance and related benefits	$674,000
Fixed asset impairment and loss on disposal	$1.0 million
Lease termination and future lease obligations	$984,000
Known contract termination costs	$775,000
Estimated future contract termination costs	$100,000
Other	$50,000

$3.6 million

These costs are anticipated to result in cash expenditures of approximately $1.7 million. The fixed asset impairments and loss on disposal did not result in cash expenditures and a majority of the contract termination costs were or will be written off against accounts receivable balances. We recognized $0.6 million and $3.2 million, respectively, of the total estimated restructuring costs in the three and six-month periods ended June 30, 2008 as a component of discontinued operations and expect to recognize approximately $0.2 million of the costs in the third quarter of 2008. The remaining costs, estimated to be approximately $0.2 million, will be recognized over the remaining terms of our operating leases, which run through September 2009.

Our historical reporting did not allocate all expenses between our operating segments. The prior period information was determined by allocating expenses based on revenues in each segment. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$938	$5,046	$3,261	$9,619

Pre-tax loss from discontinued operations	$(2,172)	$(1,928)	$(7,726)	$(4,198)
Pre-tax gain on disposal of intangible assets	4,281	—	4,281	—

	2,109	(1,928)	(3,445)	(4,198)
Income tax benefit (expense)	—	(13)	1	2

Income (loss) from discontinued operations, net of income taxes	$2,109	$(1,941)	$(3,444)	$(4,196)

Amount of intangible assets disposed of	$3,720	$—	$3,720	$—

In May 2008, we completed the sale of a portfolio of surplus intellectual property, including patents and trademarks, to a subsidiary of kgb, formerly INFONXX, Inc., a provider of live operator directory assistance services headquartered in New York City. The consideration received was $8.0 million in cash. The book value of the patents and trademarks sold was $3.7 million and, accordingly, we recognized a gain on the sale of $4.3 million in the second quarter of 2008.

The portfolio consisted of 49 issued and 78 pending patents in North America and numerous trademarks and domain names, all of which were developed originally for use in our discontinued live operator directory assistance business. We retained ownership of a data management and analytic patent and pending application that are pivotal to our continuing business model that is focused on providing data, data processing and analysis services, and contact services to business customers. As part of the transaction, and for no additional consideration, we licensed our retained data patent and rights under our pending patent application to kgb for use only by or for kgb.

The pre-tax loss from discontinued operations in the three and six-month periods ended June 30, 2008 included the following restructuring charges (in thousands):

	Three-Month Period Ended June 30, 2008	Six-Month period Ended June 30, 2008
Employee severance and related benefits	$53	$674
Fixed asset impairment	—	918
Loss on disposal of fixed assets	35	35
Lease termination and lease obligations	465	776
Contract termination costs	25	775

	$578	$3,178

In May 2008, one of our Directory Assistance customers indicated that they would not pay $750,000 of their outstanding accounts receivable due to the early termination of our contract with them. Accordingly, we recorded a contract termination charge of $750,000 as a component of discontinued operations in the quarter ended March 31, 2008 and a corresponding reduction of our accounts receivable from discontinued operations. In June 2008, four additional customers indicated they would not pay a total of $25,000 of their outstanding receivables. In addition, one customer has demanded remuneration beyond amounts due from them recorded in our accounts receivable. At this time, we do not expect any future charges to be recognized or paid in connection with the termination of any additional remaining contracts with our directory assistance customers.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including the resale market for furniture, fixtures and equipment, the outcome of potential legal disputes with former customers or suppliers and changes in management’s assumptions and projections.

Furniture, fixtures and equipment of discontinued operations held for sale are recorded at estimated fair market value, less selling costs, and are no longer being depreciated.

The following table summarizes the charges, expenditures and ending balances for the six-month period ended June 30, 2008 related to our restructuring activities (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expend- itures	Ending Accrued Liability
Employee severance and related benefits	$—	$674	$(674)	$—
Lease termination and other lease obligations	—	776	(51)	725

	$—	$1,450	$(725)	$725

Liabilities of discontinued operations at June 30, 2008 consisted of the following (in thousands):

Accounts payable	$134
Leases payable	725
Other accrued liabilities	607

$1,466

We currently anticipate that cash payments associated with leases payable will be paid through September 2009. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $0.2 million at June 30, 2008.

Note 4. Antidilutive Common Stock Equivalents

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive (in thousands):

	Three and Six-Months Ended June 30,
	2008	2007
Common stock options	902	533
Convertible preferred stock warrants	1,966	—
Convertible preferred stock	5,618	1,236

Total	8,486	1,769

Note 5. Segment and Enterprise-Wide Disclosures

We have two reportable business segments defined by product line in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Contact Services; and (2) Data Services. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Our operating segments are evidence of the internal structure of our organization. Both segments are supported in the same service facilities and share information technology systems and support personnel. Contact Services derives revenue from contracts it has entered into to support call center business to business marketing programs. Data Services derives revenue from delivering electronic data to our customers. The operating facilities, sales management and chief decision-makers for both operations are managed by the same executive team. Our chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented for revenues and direct operating costs as these are the primary performance measures for which the segments are evaluated. We do not allocate assets by segment.

The following table reconciles certain financial information by segment (in thousands):

	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended June 30, 2008
Revenues	$308	$228	$—	$536
Direct operating costs	411	78	—	489

Three Months Ended June 30, 2007
Revenues	$—	$232	$—	$232
Direct operating costs	—	72	—	72
Restructuring charges	—	35	—	35

Six Months Ended June 30, 2008
Revenues	$486	$559	$—	$1,045
Direct operating costs	574	172	—	746

Six Months Ended June 30, 2007
Revenues	$—	$561	$—	$561
Direct operating costs	—	145	—	145
Restructuring charges	—	113	—	113

Sales to customers from continuing operations accounting for 10% or more of our total sales from continuing operations were as follows (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
Customer 1	$297		55.4%	$—	*	— *
Customer 2	83		15.5%	94		40.5%
Customer 3	—	*	— *	80		34.5%

	Six Months Ended June 30,
	2008			2007
Customer 1	$475		45.5%	$—	*	— *
Customer 2	167		16.0%	199		35.5%
Customer 3	—	*	— *	183		32.6%

*Less	than 10%

At June 30, 2008, accounts receivable from these customers accounted for approximately 56% and 13%, respectively, of total accounts receivable from continuing operations. No other customers accounted for 10% or more of our accounts receivable as of June 30, 2008.

Note 6. Intangible Assets

Our definite-lived intangible assets of continuing operations consisted of the following (in thousands):

	Amortization Period	June 30, 2008	December 31, 2007
Patents	7 years	$104	$6,851
Accumulated amortization		(8)	(2,933)

		96	3,918

Trademarks	5 years	190	712
Accumulated amortization		(118)	(575)

		72	137

Total definite-lived intangible assets of continuing operations		$168	$4,055

In May 2008, all of our patents and trademarks of discontinued operations were sold to an unrelated third party. See Note 3 for additional information.

Amortization expense was as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Patents	$8	$—
Trademarks	13	13

	$21	$13

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and liabilities as of June 30, 2008 pursuant to SFAS No. 157:

	June 30, 2008
	Fair Value	Input Level
Series A Warrants	$148,530	Level 3

Pursuant to SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” our outstanding warrants related to our Series A convertible preferred stock must be marked to market every reporting period. The fair value of each of these instruments is determined using the Black-Scholes valuation model as follows:

Warrants issued in connection with Series A convertible preferred stock
Black- Scholes Assumptions
Risk-free interest rate	2.42%
Expected dividend yield	4.0%
Contractual term (years)	1.13
Expected volatility	113.83%

Certain Other Information
Fair value at December 31, 2007	$615,063
Fair value at June 30, 2008	148,530

Change in fair value from December 31, 2007 to June 30, 2008	$(466,533)

Note 8. Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.

In June 2007, we filed a petition in the United States Tax Court opposing a statutory notice of deficiency issued by the Commissioner of Internal Revenue against us for our tax year 2002 asserting a deficiency of approximately $630,000. With interest, the amount in controversy, as of June 30, 2008 and December 31, 2007, was $883,000 and $849,000, respectively, and was included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we may carryover our alternative minimum tax net operating loss arising in our 2004 tax year to fully reduce our alternative minimum taxable income in our 2002 tax year. The parties have stipulated to the facts in the case and responsive briefing is scheduled for completion in September 2008.

We are also involved in an administrative proceeding for 2001, 2002 and 2003 with the New York State Department of Taxation and Finance (the “Department”). With penalties and interest, the Department asserts that, as of June 30, 2008 and December 31, 2007, we owed $236,000 and $224,000, respectively, in various state and local taxes and assessments. These amounts were included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we should be classified as having provided telecommunications services and that no amounts are now owed for these taxes and assessments. Should the Department not agree, it will issue a final decision and we will have to determine whether to seek review of this decision in New York state court.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At June 30, 2008, we had one letter of credit outstanding in the amount of $1.7 million related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This commitment expired on April 1, 2008 and was subsequently renewed with an expiration date of April 1, 2009.

Note 9. Related Party Transactions

In January 2008, we entered into our first contractual relationship in the contact services business. Under this contract, we function as a sales agent to a master agent that has the primary contractual relationship with the entities for whom we make outbound sales queries. Our Chief Financial Officer, Mr. William Hergenhan, is a director and a significant shareholder in that master agent. Net revenue pursuant to this agreement is commission based and totaled $276,000 and $475,000, respectively, in the three and six-month periods ended June 30, 2008. At June 30, 2008, this company owed us $341,000, which was included as a component of accounts receivable on our condensed consolidated balance sheet. All negotiations and transactions with the master agent have been at arms length, and the contract was ratified by our Board of Directors.

Note 10. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation for discontinued operations.

Note 11. New Accounting Pronouncements

SFAS No. 162

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 4311, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We believe that our accounting principles and practices are consistent with the guidance in SFAS No. 162, and, accordingly, we do not expect the adoption of SFAS No. 162 to have a material effect on our financial position or results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling, or minority interests in its subsidiaries. SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a non-controlling interest as well as deconsolidation procedures. SFAS No. 160 aligns the reporting of non-controlling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not have any non-controlling or minority interests and, accordingly, we do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations—Revised.” SFAS No. 141R changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations as we have no plans for acquisitions at this time.

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

Note 12. Unrecognized Tax Benefits

As of June 30, 2008 and December 31, 2007, unrecognized tax benefits totaled $751,000.

Note 13. Revenue Recognition

Under contracts with certain Contact Services customers, we record revenue for the number of telephone service contracts sold at the agreed upon price per service, calculated on a monthly basis. Pricing for services sold is subject to change on a regular basis. Under contracts with other Contact Services customers, we record revenue for the number of hours worked at an agreed upon price per hour. Revenue from our Data Services customers is recognized either when the data is delivered or when the customer uses the data, based upon contract provisions. Revenue for Data Services is calculated based on a price per data record as stipulated in the contracts.

Note 14. Payment of Liquidated Damages under Registration Rights Agreement

On June 5, 2007, as part of a financing with Columbia Ventures Corporation and Everest Special Situations Fund L.P. (collectively, the “Investors”), we entered into a Registration Rights Agreement requiring us to file with the SEC a registration statement on Form S-3 that allows for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “shelf registration statement”). The Registration Rights Agreement provides that the shelf registration statement is to cover the resale of shares of common stock issuable on conversion of our convertible preferred stock (including shares of convertible preferred stock issuable on exercise of the warrants) issued in the financing. If the shelf registration statement was not declared effective by a certain date, the Registration Rights Agreement required us to pay liquidated damages to the Investors in an amount equal to 1.25% of the purchase price paid for the convertible preferred stock (currently, $125,000) for each 30-day period or pro rata for any part thereof until such registration default is cured, provided that the liquidated damages cannot, in the aggregate, exceed 20% of the convertible preferred purchase price. The Investors, through written amendments to the Registration Rights Agreement, agreed to extend the deadline for the effectiveness of the shelf registration statement through and including June 15, 2008. From, and after, June 16, 2008, until the shelf registration statement was declared to be effective, we were required to pay the Investors liquidated damages in the amount and at the rate specified above. The Registration Statement was declared effective on July 11, 2008. At June 30, 2008, we had accrued $62,500 as a component of accrued liabilities for the liquidated damages, which was recorded as a component of selling, general and administrative expenses. In addition, we will record an additional approximately $44,000 of liquidated damages in the third quarter of 2008.

Note 15. NASDAQ Deficiency Letters

On April 16, 2008, we were notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4310(c)(8)(D), we have been provided 180 calendar days, or until October 13, 2008, to regain compliance with the Minimum Bid Price Rule.

We will achieve compliance with the Minimum Bid Price Rule if, before October 13, 2008, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days. If we do not gain compliance by October 13, 2008, the Nasdaq staff will notify us that our common stock will be delisted.

If we do not regain compliance with the Minimum Bid Price Rule by October 13, 2008, but can demonstrate that we meet the criteria for initial listing set forth in Marketplace Rule 4310(c) (other than the bid price requirement) and our application is approved, we will have an additional 180 days to regain compliance with the Minimum Bid Price Rule while on the Nasdaq Capital Market. If we do not regain compliance by October 13, 2008, we also may then appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualification Panel.

In addition, on May 22, 2008, we were notified by The Nasdaq Stock Market that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(3) and are subject to delisting from the Nasdaq Capital Market. Marketplace Rule 4310(c)(3) requires that we maintain stockholders’ equity of at least $2.5 million, or a market value of our listed securities of at least $35.0 million, or have net income from continuing operations of at least $500,000 during the last fiscal year or two of the last three fiscal years. At June 30, 2008, stockholders’ equity was approximately $(1.1) million and, based on recent market prices, the market value of our common stock was approximately $3.7 million. We have not generated net income from operations during any of the past three fiscal years.

See also Note 16 for additional information.

Note 16. Subsequent Event

Nasdaq Staff Determination Letter

On July 25, 2008, we received a Nasdaq staff determination letter rejecting the plan we had submitted to evidence our ability to achieve compliance with the requirements for continued listing on The Nasdaq Capital Market set forth in Nasdaq Marketplace Rule 4310(c)(3). We have appealed the Nasdaq staff’s determination to delist our securities from The Nasdaq Capital Market effective August 5, 2008, and are now scheduled for a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) on September 18, 2008. Our appeal automatically stays the delisting of our securities until the appeal is resolved. The Panel typically takes up to 30 days after the hearing to make a decision. There can be no assurance that our attempts to maintain our listing on The Nasdaq Capital Market will be successful.

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

OVERVIEW

On March 21, 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we had decided to exit the wholesale directory assistance business. As of June 30, 2008, all of our call centers had been closed. A total of approximately 700 employees were terminated in connection with the call center closures and related activities. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing the nascent Contact Services and Data Services segments of our business and monetizing our intellectual property portfolio. We sold a majority of our patent and trademark portfolio to an unrelated third party in May 2008 for $8.0 million in cash. We believe that the cash received from this transaction will be sufficient to allow us to pursue our strategic objectives and support our operations through at least December 31, 2008.

We will continue to pursue growth in our Data Services segment that has been developed over the last few years. We have hired an experienced consulting firm in this business space to help us refine and execute our business plan although, to date, we have yet to realize the significant opportunities we believe are present. We expect this to change with greater management focus.

During the first quarter of 2008, we entered into and began servicing our first contract to provide our Contact Service. We have entered into three additional contracts which we began servicing in the second quarter of 2008 and are actively pursuing additional customers for this service. We expect to continue to grow the number of operators we have working in this business segment.

GOING CONCERN

We have experienced net losses from operations in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses in all or part of 2008. We are working aggressively to develop and grow our Data Services and Contact Services businesses, as well as to pursue additional sources of revenues, to further reduce the direct cost of delivering our services, and to reduce our general and administrative overhead. In furtherance of these goals, we decided to discontinue our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. There can be no assurance that our restructuring plans will be successful.

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain in the second quarter of 2008 of approximately $4.3 million recorded as a component of discontinued operations. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations and pursue our business initiatives during the remainder of 2008. We may, nonetheless, also attempt to establish borrowing arrangements or otherwise raise additional funds in order to provide additional liquidity. We cannot provide assurance that debt or equity financing will be available in amounts or on terms acceptable to us, if at all.

If we are unable to execute our business plans and successfully transition our business, we may be forced to raise additional debt or equity financing or even discontinue our operations.

RESULTS OF OPERATIONS

The consolidated financial data for the three and six-month periods ended June 30, 2008 and 2007 are presented in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$536	$232	$1,045	$561

Costs and expenses:
Direct operating	489	72	746	145
Selling, general and administrative	1,883	1,876	3,499	3,556
Depreciation and amortization	36	51	82	116
Restructuring charges	—	35	—	113

	2,408	2,034	4,327	3,930

Loss from operations	(1,872)	(1,802)	(3,282)	(3,369)

Gain (loss) associated with valuation of warrants	(38)	—	466	—
Interest income	44	79	117	199
Other income (expense), net	(83)	—	(100)	—

	(77)	79	483	199

Loss from continuing operations	(1,949)	(1,723)	(2,799)	(3,170)
Loss from discontinued operations, net of income taxes	(2,172)	(1,941)	(7,725)	(4,196)
Gain on disposal of intangible assets of discontinued operations, net of income taxes	4,281	—	4,281	—

Net income (loss)	160	(3,664)	(6,243)	(7,366)

Preferred stock dividends	(100)	—	(198)	—
Accretion of preferred stock	(191)	—	(366)	—

Net loss attributable to common shareholders	$(131)	$(3,664)	$(6,807)	$(7,366)

Basic and diluted loss per common share from continuing operations	$(0.31)	$(0.28)	$(0.45)	$(0.51)

Basic and diluted income (loss) per common share from discontinued operations	$0.34	$(0.31)	$(0.55)	$(0.67)

Basic and diluted net loss per common share attributable to common shareholders(1)	$(0.02)	$(0.59)	$(1.09)	$(1.18)

Shares used in per share calculations	6,233	6,233	6,233	6,233

(1)	Amounts may not add due to rounding.

Segment Information

	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended June 30, 2008
Revenues	$308	$228	$—	$536
Direct operating costs	411	78	—	489

Three Months Ended June 30, 2007
Revenues	$—	$232	$—	$232
Direct operating costs	—	72	—	72
Restructuring charges	—	35	—	35

Six Months Ended June 30, 2008
Revenues	$486	$559	$—	$1,045
Direct operating costs	574	172	—	746

Six Months Ended June 30, 2007
Revenues	$—	$561	$—	$561
Direct operating costs	—	145	—	145
Restructuring charges	—	113	—	113

Revenue

Revenue increased $304,000, or 131%, to $536,000 in the second quarter of 2008 compared to $232,000 in the second quarter of 2007 and increased $484,000, or 86%, to $1.0 million in the six-month period ended June 30, 2008 compared to $561,000 in the comparable period of 2007. The increases were primarily due to the addition of our Contact Services segment and four Contact Services clients in the first six months of 2008.

Direct Operating Expenses

Direct operating expenses consist of the costs of salaries, wages, benefits, taxes and software application licenses for Contact Services and listings data and content acquisition costs in Data Services. Direct operating expenses increased $417,000 to $489,000 in the second quarter of 2008 from $72,000 in the second quarter of 2007 and $601,000 to $746,000 in the six-month period ended June 30, 2008 compared to $145,000 in the comparable period of 2007. These increases were primarily due to the addition of our Contact Services segment. As a percentage of revenues, direct operating expenses increased to 91.2% and 71.4%, respectively, in the three and six-month periods ended June 30, 2008 compared to 31.0% and 25.8%, respectively, in the comparable periods of 2007, due primarily to the addition of Contact Services, which has higher direct operating expenses as a percentage of revenues than does Data Services. After our initial implementation and subsequent growth period for Contact Services, we expect to gain efficiencies in productivity per agent, which we expect will result in a reduction in direct operating expenses as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A was flat at $1.8 million in the second quarter of 2008 compared to the second quarter of 2007 and decreased $57,000, or 1.6%, to $3.5 million in the six-month period ended June 30, 2008 compared to $3.6 million in the comparable period of 2007. The decrease in the six-month period ended June 30, 2008 compared to the same period of the prior year was due to reductions in administrative staff and payroll partially offset by increases in professional fees and other contract services.

Gain (Loss) Associated with Valuation of Warrants

Our warrants related to our Series A convertible preferred stock are marked to market on a quarterly basis utilizing the Black-Scholes valuation model.

Discontinued Operations

In March 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we decided to exit our facilities-based wholesale directory assistance business. Our strategic review determined that the current economic environment did not provide the potential to deliver an acceptable long-term return on investment and that our remaining resources would be better spent pursuing the nascent Data Services and Contact Services segments of our business and monetizing our patent portfolio. The results of operations related to our directory assistance services have been reclassified as discontinued operations for all periods presented.

Our directory assistance call centers in Long Island and Portland were closed in March 2008 prior to our decision to leave the directory assistance business and our call centers in Minneapolis, Orlando, Charlotte and Honolulu were closed in May 2008 as part of that decision. We also reduced corporate staff at our Beaverton headquarters. A total of approximately 700 employees were terminated in connection with the call center closures and related activities.

We anticipate the total restructuring costs to be incurred in connection with the closure of all of the call centers and the reduction in corporate staff will total approximately $3.6 million as follows:

Employee severance and related benefits	$674,000
Fixed asset impairment and loss on disposal	$1.0 million
Lease termination and future lease obligations	$984,000
Known contract termination costs	$775,000
Estimated future contract termination costs	$100,000
Other	$50,000

$3.6 million

These costs are anticipated to result in cash expenditures of approximately $1.7 million. The fixed asset impairments and loss on disposal did not result in cash expenditures and a majority of the contract termination costs were or will be written off against accounts receivable balances. We recognized $0.6 million and $3.2 million, respectively, of the estimated restructuring costs in the three and six-month periods ended June 30, 2008 as a component of discontinued operations and expect to recognize approximately $0.2 million of the costs in the third quarter of 2008. The remaining costs, estimated to be approximately $0.2 million, will be recognized over the remaining terms of our operating leases, which run through September 2009.

Our historical reporting did not allocate all expenses between Data Services and Directory Assistance. The prior period information was determined by allocating expenses based on revenues in each segment. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$938	$5,046	$3,261	$9,619

Pre-tax loss from discontinued operations	$(2,172)	$(1,928)	$(7,726)	$(4,198)
Pre-tax gain on disposal of intangible assets	4,281	—	4,281	—

	2,109	(1,928)	(3,445)	(4,198)
Income tax benefit (expense)	—	(13)	1	2

Income (loss) from discontinued operations, net of income taxes	$2,109	$(1,941)	$(3,444)	$(4,196)

Amount of intangible assets disposed of	$3,720	$—	$3,720	$—

In May 2008, we completed the sale of a portfolio of surplus intellectual property, including patents and trademarks, to a subsidiary of kgb, formerly INFONXX, Inc., a provider of live operator directory assistance services headquartered in New York City. The consideration received was $8.0 million in cash. The book value of the patents and trademarks sold was $3.7 million and, accordingly, we recognized a gain on the sale of $4.3 million in the second quarter of 2008.

The portfolio consisted of 49 issued and 78 pending patents in North America and numerous trademarks and domain names, all of which were developed originally for use in our discontinued live operator directory assistance business. We retained ownership of a data management and analytic patent and pending application that are pivotal to our continuing business model that is focused on providing data, data processing and analysis services, and contact services to business customers. As part of the transaction, and for no additional consideration, we licensed our retained data patent and rights under our pending patent application to kgb for use only by or for kgb.

The pre-tax loss from discontinued operations in the three and six-month periods ended June 30, 2008 included the following restructuring charges (in thousands):

	Three-Month Period Ended June 30, 2008	Six-Month period Ended June 30, 2008
Employee severance and related benefits	$53	$674
Fixed asset impairment	—	918
Loss on disposal of fixed assets	35	35
Lease termination and lease obligations	465	776
Contract termination costs	25	775

	$578	$3,178

In May 2008, one of our directory assistance customers indicated that they would not pay $750,000 of their outstanding accounts receivable due to the early termination of our contract with them. Accordingly, we recorded a contract termination charge of $750,000 as a component of discontinued operations in the quarter ended March 31, 2008 and a corresponding reduction of our accounts receivable from discontinued operations. In June 2008, four additional customers indicated they would not pay a total of $25,000 of their outstanding receivables. In addition, one customer has demanded remuneration beyond amounts due from them recorded in our accounts receivable. At this time, we do not expect any future charges to be recognized or paid in connection with the termination of any additional remaining contracts with our directory assistance customers.

The above estimated costs and charges are preliminary and may vary materially based on various factors, including the resale market for furniture, fixtures and equipment, the outcome of potential legal disputes with former customers or suppliers and changes in management’s assumptions and projections.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents of $9.7 million at June 30, 2008, will be sufficient to fund our operations for at least the remainder of 2008. In addition, we are aggressively pursuing new, potentially more profitable sources of revenues, including Contact Services and are working to grow our Data Services business. There can be no assurance that our efforts in these areas will be successful. If not successful, we may attempt to establish borrowing arrangements or raise additional capital in order to maintain adequate liquidity. We cannot provide assurance that debt or equity financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to profitably conduct our operations according to our plans or obtain additional financing, we may be forced to cease operations.

The primary uses of our capital in the near future are expected to be for basic working capital needs and for the costs of growing our Contact Services and Data Services customer bases.

During the first two quarters of 2008, cash (including restricted cash) and cash equivalents increased $0.4 million primarily as a result of a release of $1.3 million of restricted cash, $8.0 million received from the sale of a majority of our patent portfolio and changes in our operating assets and liabilities, offset by our net loss of $6.2 million and net non-cash income of $3.4 million.

Our restricted cash relates to a certificate of deposit to guarantee a letter of credit outstanding related to our workers’ compensation program. This commitment expired on April 1, 2008 and was subsequently renewed to expire April 1, 2009. During the first quarter of 2008, the amount of the outstanding letter of credit and related restricted cash balance decreased $1.3 million to $1.7 million at June 30, 2008 as a result of a reduction in the potential workers’ compensation liability as determined by our insurance carrier.

Liabilities of discontinued operations at June 30, 2008 consisted of the following (in thousands):

Accounts payable	$134
Leases payable	725
Other accrued liabilities	607

$1,466

We currently anticipate that cash payments associated with leases payable will be paid through September 2009. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $0.3 million at June 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Other than as described in Note 13 “Revenue Recognition” of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Form 10-Q, our critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2007 are unchanged.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 11 “New Accounting Pronouncements” of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2008, our workforce and scope of operations were significantly reduced, including the elimination of several positions with responsibilities for internal control over financial reporting. Also during the second quarter of 2008, we implemented new processes and procedures with our remaining employees to adapt our internal control over financial reporting to our current operations, including new processes to aid in recording and confirmation of revenues and new controls to address segregation of duties issues that arose with our reduced staffing. We will continue to refine our internal control environment and attempt to adapt that environment to our changed circumstances. Inevitably, the design and implementation of our internal control system will reflect current resource constraints.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Proceedings before the United States Tax Court and the New York State Department of Taxation and Finance are discussed in Note 8 “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description
10.1	Agency Sales Agreement, dated January 7, 2008 between Gryphone Telecom Consultants, LLC and Metro One Telecommunications, Inc.

10.2	Amendment No. 1, dated January 7, 2008 to Agency Sales Agreement, dated January 7, 2008 between Gryphone Telecom Consultants, LLC and Metro One Telecommunications, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	METRO ONE TELECOMMUNICATIONS, INC. (Registrant)

/s/ WILLIAM K. HERGENHAN
William K. Hergenhan
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)