Form 10-Q
period 2008-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2008-11-14
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	6,233,326
(Class)	(Outstanding at November 12, 2008)

METRO ONE TELECOMMUNICATIONS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,815	$7,999
Restricted cash	1,700	3,000
Accounts receivable, net of allowance for doubtful accounts of $130 and $2	880	2,421
Prepaid costs and other current assets	289	573
Assets of discontinued operations:
Furniture, fixtures and equipment held for sale	96	—

Total current assets	9,780	13,993
Furniture, fixtures and equipment, net of accumulated depreciation of $571 and $8,067	210	1,438
Intangible assets, net	161	4,055
Other assets	73	81

Total assets	$10,224	$19,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$281
Accrued liabilities	1,652	1,484
Accrued payroll and related costs	1,248	2,173
Preferred stock dividend payable	528	230
Liabilities of discontinued operations	670	—

Total current liabilities	4,274	4,168
Preferred stock warrants	219	615
Other long-term liabilities	82	319

Total liabilities	4,575	5,102
Commitments and contingencies (Notes 8 and 14)
Redeemable preferred stock:
Preferred stock, no par value, 10,000,000 shares authorized: Series A convertible preferred stock, 1,385 shares authorized, 1,000 and 1,000 shares issued and outstanding; liquidation preference of $10,528 and $10,230	9,355	8,798
Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized: 6,233,326 and 6,233,326 shares issued and outstanding	122,276	122,246
Accumulated deficit	(125,982)	(116,579)

Total shareholders’ equity (deficit)	(3,706)	5,667

Total liabilities, redeemable preferred stock and shareholders’ equity	$10,224	$19,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$774	$322	$1,819	$883
Costs and expenses:
Direct operating	760	86	1,506	231
Selling, general and administrative	1,979	2,111	5,478	6,196
Depreciation and amortization	30	50	112	176
Restructuring charges	—	223	—	1,115

	2,769	2,470	7,096	7,718

Loss from operations	(1,995)	(2,148)	(5,277)	(6,835)
Gain (loss) associated with valuation of warrants	(70)	(214)	396	(214)
Interest income	44	94	161	293
Other expense, net	(60)	(34)	(160)	(24)

	(86)	(154)	397	55

Loss from continuing operations before income taxes	(2,081)	(2,302)	(4,880)	(6,780)
Income tax benefit	—	6	—	8

Loss from continuing operations	(2,081)	(2,296)	(4,880)	(6,772)
Loss from discontinued operations, net of income taxes	(234)	(1,687)	(7,959)	(4,577)
Gain on disposal of intangible assets of discontinued operations, net of income taxes	—	—	4,281	—

Net loss	(2,315)	(3,983)	(8,558)	(11,349)
Preferred stock dividends	(100)	(122)	(298)	(128)
Preferred stock deemed dividends	—	(2,115)	—	(2,115)
Accretion of preferred stock	(191)	(136)	(557)	(136)

Net loss attributable to common shareholders	$(2,606)	$(6,356)	$(9,413)	$(13,728)

Basic and diluted loss per common share from continuing operations	$(0.33)	$(0.37)	$(0.78)	$(1.09)

Basic and diluted loss per common share from discontinued operations	$(0.04)	$(0.27)	$(0.59)	$(0.73)

Basic and diluted net loss per common share attributable to common shareholders	$(0.42)	$(1.02)	$(1.51)	$(2.20)

Shares used in per share calculations	6,233	6,233	6,233	6,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,558)	$(11,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of continuing operations	112	176
Depreciation and amortization of discontinued operations	297	1,494
Loss on disposal of fixed assets	99	99
Loss on disposal of fixed assets of discontinued operations, net	19	—
Gain on disposal of intangible assets of discontinued operations	(4,281)	—
Impairment of fixed assets	918	—
Deferred rent	(126)	(89)
Stock-based compensation expense	30	33
(Gain) loss associated with valuation of warrants	(396)	214
Change in accounts receivable of discontinued operations	1,253	—
Change in liabilities of discontinued operations	(1,390)	—
Changes in operating assets and liabilities:
Accounts receivable, net	288	(442)
Prepaid costs and other current assets	284	267
Other assets	8	—
Accounts payable	151	(292)
Accrued liabilities	678	(90)
Accrued payroll and related costs	369	(1,492)
Other long-term liabilities	(111)	—

Net cash used in operating activities	(10,356)	(11,471)
Cash flows from investing activities:
Decrease in restricted cash	1,300	1,741
Capital expenditures	(175)	(60)
Proceeds from sale of fixed assets of discontinued operations	39	22
Proceeds from sale of intangible assets of discontinued operations	8,001	—
Additions to intangible assets	(3)	—

Net cash provided by investing activities	9,162	1,703
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock and warrants	—	9,070
Refund of preferred stock offering costs	10	—

Net cash provided by financing activities	10	9,070

Increase (decrease) in cash and cash equivalents	(1,184)	(698)
Cash and cash equivalents:
Beginning of period	7,999	11,965

End of period	$6,815	$11,267

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3	$8
Supplemental disclosure of non-cash information:
Preferred stock dividend	$298	$128
Preferred stock deemed dividend for beneficial conversion feature	—	2,115
Accretion of preferred stock	557	136
Transfer of assets to assets of discontinued operations	5,127	—
Transfer of liabilities to liabilities of discontinued operations	2,060	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

METRO ONE TELECOMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2008 and 2007 is unaudited and has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures typically included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the financial information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial information as of December 31, 2007 is derived from Metro One Telecommunications, Inc.’s (“Metro One”) 2007 Annual Report on Form 10-K for the year ended December 31, 2007. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Metro One’s 2007 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, actual results may differ from such estimates and assumptions, and the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated financial statements include the accounts of Metro One and its wholly-owned subsidiary. There are no intercompany balances and no intercompany transactions have occurred.

Note 2. Going Concern

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses. We discontinued our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations.” The current financial crisis and worldwide economic slowdown have created uncertainty in our markets and made growth of incipient businesses, such as ours, much more difficult and uncertain. We are currently considering numerous strategic alternatives with respect to our remaining businesses. Such alternatives include, but are not limited to, the sale of our Contact Services and Data Services business lines as going concerns, the operation of our Data Services business as an independent business, the closure of either or both of our operating businesses, the sale of unwanted or residual assets or continued operation as an investment vehicle seeking to purchase operating businesses or make opportunistic passive investments. There can be no assurance that the result of our continuing evaluation of our strategic alternatives will be the continuation of all or any portion of our operating businesses.

In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain of approximately $4.3 million in the second quarter of 2008 as a component of discontinued operations. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations during the remainder of 2008.

If we are unable to execute our business plans or, alternatively, if we are successful in completing certain strategic alternatives being considered, we may decide to discontinue all operations for the foreseeable future.

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

We anticipate the total restructuring costs to be incurred in connection with the closure of all of the call centers and the reduction in corporate staff will total approximately $3.6 million as follows (in thousands):

Employee severance and related benefits	$674
Fixed asset impairment and loss on disposal	1,030
Lease termination and future lease obligations	1,063
Known contract termination costs	795

$3,562

We recognized $(17,000) and $3.4 million, respectively, of the total estimated restructuring costs in the three and nine-month periods ended September 30, 2008 as a component of discontinued operations and expect to recognize approximately $0.1 million of the costs in the fourth quarter of 2008. The remaining costs, estimated to be approximately $0.1 million, will be recognized over the remaining terms of our operating leases, which run through September 2009.

Under current assumptions, the restructuring costs are anticipated to result in cash expenditures of approximately $1.7 million, approximately $1.3 million of which had been incurred through September 30, 2008. The fixed asset impairments and loss on disposal did not result in cash expenditures and a majority of the contract termination costs were written off against accounts receivable balances.

Our historical reporting did not allocate all expenses between our operating segments. The prior period information was determined by allocating expenses based on revenues in each segment. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$—	$3,876	$3,268	$14,228

Pre-tax loss from discontinued operations	$(229)	$(1,687)	$(7,939)	$(4,579)
Pre-tax gain on disposal of intangible assets	—	—	4,281	—

	(229)	(1,687)	(3,658)	(4,579)
Income tax benefit (expense)	(5)	—	(20)	2

Loss from discontinued operations, net of income taxes	$(234)	$(1,687)	$(3,678)	$(4,577)

Amount of intangible assets disposed of	$—	$—	$3,720	$—

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

The pre-tax (income) loss from discontinued operations in the three and nine-month periods ended September 30, 2008 included the following restructuring charges (in thousands):

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Employee severance and related benefits	$—	$674
Fixed asset impairment	—	918
(Gain) loss on disposal of fixed assets, net	(16)	19
Lease termination and lease obligations	(29)	936
Contract termination costs	28	803

	$(17)	$3,350

In May 2008, one of our Directory Assistance customers indicated that they would not pay $750,000 of their outstanding accounts receivable due to the early termination of our contract with them. Accordingly, we recorded a contract termination charge of $750,000 as a component of discontinued operations in the quarter ended March 31, 2008 and a corresponding reduction of our accounts receivable from discontinued operations. In June 2008, four additional customers indicated they would not pay a total of $25,000 of their outstanding receivables. In addition, one customer received remuneration beyond amounts due from them recorded in our accounts receivable. At this time, we do not expect any future charges to be recognized or paid in connection with the termination of any additional remaining contracts with our directory assistance customers.

The above estimated costs and charges are preliminary and may vary based on various factors, including the resale market for furniture, fixtures and equipment and changes in management’s assumptions and projections.

Furniture, fixtures and equipment of discontinued operations held for sale are recorded at estimated fair market value, less selling costs, and are no longer being depreciated.

The following table summarizes the charges, expenditures and ending balances for the nine-month period ended September 30, 2008 related to our restructuring accrual (in thousands):

	Beginning Accrued Liability	Charged to Expense	Expenditures	Amount Written Off Against Accounts Receivable	Ending Accrued Liability
Employee severance and related benefits	$—	$674	$(674)	$—	$—
Lease termination and other lease obligations	—	1,045	(616)	—	429
Contract termination charges	—	795	—	(775)	20

	$—	$2,514	$(1,290)	$(775)	$449

Our restructuring liability is included as a component of liabilities of discontinued operations at September 30, 2008. We currently anticipate that cash payments associated with lease termination and other lease obligations will be paid through September 2009. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $27,000, net of estimated sublease income, at September 30, 2008.

Note 4. Antidilutive Common Stock Equivalents

The following common stock equivalents were excluded from the diluted loss per share calculations, as their effect would have been antidilutive (in thousands):

	Three and Nine Months Ended September 30,
	2008	2007
Common stock options	828	513
Convertible preferred stock warrants	1,966	1,966
Convertible preferred stock	5,618	5,618

Total	8,412	8,097

Note 5. Segment and Enterprise-Wide Disclosures

We have two reportable business segments defined by product line in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information:” (1) Contact Services; and (2) Data Services. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by senior management. Our operating segments are evidence of the internal structure of our organization. Both segments are supported in the same service facilities and share information technology systems and support personnel. Contact Services derives revenue from contracts it has entered into to support call center business to business marketing programs. We have terminated all employees focused exclusively on the portion of Contact Services that was fee based. Accordingly, the remaining Contact Services business is commission based and contingent on sales being made. Data Services derives revenue from delivering electronic data to our customers. The operating facilities, sales management and chief decision-makers for both operations are managed by the same executive team. Our chief operating decision maker is our Chief Executive Officer. Segment disclosures are presented for revenues and direct operating costs as these are the primary performance measures for which the segments are evaluated. We do not allocate assets by segment.

The following table reconciles certain financial information by segment (in thousands):

	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended September 30, 2008
Revenues	$598	$176	$—	$774
Direct operating costs	674	86	—	760
Three Months Ended September 30, 2007
Revenues	$—	$322	$—	$322
Direct operating costs	—	86	—	86
Restructuring charges	—	223	—	223
Nine Months Ended September 30, 2008
Revenues	$1,084	$735	$—	$1,819
Direct operating costs	1,230	276	—	1,506
Nine Months Ended September 30, 2007
Revenues	$—	$883	$—	$883
Direct operating costs	—	231	—	231
Restructuring charges	—	1,115	—	1,115

Sales to customers from continuing operations accounting for 10% or more of our total sales from continuing operations were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
Customer 1	$387	50.0%	$—	*	—	*
Customer 2	211	27.3%	—	*	—	*
Customer 3	81	10.5%	94		29.2%

	Nine Months Ended September 30,
	2008			2007
Customer 1	$863		47.4%	$—	*	—	*
Customer 2	248		13.6%	292		33.1%
Customer 3	210		11.5%	—	*	—	*
Customer 4	—	*	— *	236		26.7%

*	Less than 10%

At September 30, 2008, accounts receivable from Customer 1 and Customer 3 accounted for approximately 62.3% and 19.3%, respectively, of total accounts receivable from continuing operations. No other customers accounted for 10% or more of our accounts receivable as of September 30, 2008.

Note 6. Intangible Assets

Our definite-lived intangible assets of continuing operations consisted of the following (in thousands):

	Amortization Period	September 30, 2008	December 31, 2007
Patents	7 years	$104	$6,851
Accumulated amortization		(9)	(2,933)

		95	3,918
Trademarks	5 years	190	712
Accumulated amortization		(124)	(575)

		66	137

Total definite-lived intangible assets of continuing operations		$161	$4,055

In May 2008, all of our patents and trademarks associated with our discontinued directory assistance operations were sold to an unrelated third party. See Note 3 for additional information.

Amortization expense from continuing operations was as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Patents	$9	$—
Trademarks	19	19

	$28	$19

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

Various inputs are used in determining the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial liabilities as of September 30, 2008 pursuant to SFAS No. 157:

	September 30, 2008
	Fair Value	Input Level
Series A Warrants	$219,411	Level 3

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
Risk-free interest rate	1.91%
Expected dividend yield	4.0%
Contractual term (years)	0.88
Expected volatility	241.42%
Certain Other Information
Fair value at December 31, 2007	$615,063
Fair value at September 30, 2008	219,411

Change in fair value from December 31, 2007 to September 30, 2008	$(395,652)

Note 8. Commitments and Contingencies

From time to time, we are party to various legal actions and administrative proceedings arising in the ordinary course of business.

In June 2007, we filed a petition in the United States Tax Court opposing a statutory notice of deficiency issued by the Commissioner of Internal Revenue against us for our tax year 2002 asserting a deficiency of approximately $630,000. With interest, the amount in controversy, as of September 30, 2008 and December 31, 2007, was $901,000 and $849,000, respectively, and was included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we may carryover our alternative minimum tax net operating loss arising in our 2004 tax year to fully reduce our alternative minimum taxable income in our 2002 tax year. Briefing has been completed and the parties are awaiting a ruling by the judge.

We are also involved in an administrative proceeding for 2001, 2002 and 2003 with the New York State Department of Taxation and Finance (the “Department”). With penalties and interest, the Department asserts that, as of September 30, 2008 and December 31, 2007, we owed $241,000 and $224,000, respectively, in various state and local taxes and assessments. These amounts were included as a component of accrued liabilities on our consolidated balance sheet. Our position is that we should be classified as having provided telecommunications services and that no amounts are now owed for these taxes and assessments. Should the Department not agree, it will issue a final decision and we will have to determine whether to seek review of this decision in New York state court.

From time to time, in the normal course of our business, we issue standby letters of credit and bank guarantees. At September 30, 2008, we had one letter of credit outstanding in the amount of $1.7 million related to our workers’ compensation program. The letter of credit is secured by a certificate of deposit for the same amount that is recorded as restricted cash. This commitment has an expiration date of April 1, 2009.

Note 9. Related Party Transactions

In January 2008, we entered into a contractual relationship in our contact services business, under which we function as a sales agent to a master agent that has the primary contractual relationship with the entities for whom we make outbound sales queries. Our Chief Financial Officer, Mr. William Hergenhan, is a director and a significant shareholder in that master agent. Net revenue pursuant to this agreement is commission based and totaled $387,000 and $863,000, respectively, in the three and nine-month periods ended September 30, 2008. At September 30, 2008, this company owed us $548,000, which was included as a component of accounts receivable on our condensed consolidated balance sheet. All negotiations and transactions with the master agent have been at arms length, and the contract was ratified by our Board of Directors.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for a parent company’s non-controlling, or minority interests in its subsidiaries. SFAS No. 160 also provides accounting and reporting standards for changes in a parent’s ownership interest of a non-controlling interest as well as deconsolidation procedures. SFAS No. 160 aligns the reporting of non-controlling interests in subsidiaries with the requirements in International Accounting Standards 27 and is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We do not have any non-controlling or minority interests and, accordingly, we do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

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

Note 12. Unrecognized Tax Benefits

As of September 30, 2008 and December 31, 2007, unrecognized tax benefits totaled $751,000.

Note 13. Revenue Recognition

Under contracts with certain Contact Services customers, we record revenue for the number of telephone service contracts sold at the agreed upon price per service, calculated on a monthly basis. Pricing for services sold is subject to change on a regular basis. We have established reserves for estimated sales returns or cancelation based on historical experience and the terms of our contracts. However, our experience in this business is limited and adjustments to our reserves could have a material effect on our financial position and results of operations. Under contracts with our one customer within Contact Services, which has now been completed, we recorded revenue for the number of hours worked at an agreed upon price per hour. Revenue from our Data Services customers is recognized either when the data is delivered or when the customer uses the data, based upon contract provisions. Revenue for Data Services is calculated based on a price per data record as stipulated in the contracts.

Note 14. Payment of Liquidated Damages under Registration Rights Agreement

On June 5, 2007, as part of a financing with Columbia Ventures Corporation and Everest Special Situations Fund L.P. (collectively, the “Investors”), we entered into a Registration Rights Agreement requiring us to file with the SEC a registration statement on Form S-3 that allows for an offering to be made on a continuous basis pursuant to Rule 415 under the Securities Act of 1933, as amended (the “shelf registration statement”). The Registration Rights Agreement provides that the shelf registration statement is to cover the resale of shares of common stock issuable on conversion of our convertible preferred stock (including shares of convertible preferred stock issuable on exercise of the warrants) issued in the financing. If the shelf registration statement was not declared effective by a certain date, the Registration Rights Agreement required us to pay liquidated damages to the Investors in an amount equal to 1.25% of the purchase price paid for the convertible preferred stock (currently, $125,000) for each 30-day period or pro rata for any part thereof until such registration default is cured, provided that the liquidated damages cannot, in the aggregate, exceed 20% of the convertible preferred purchase price. The Investors, through written amendments to the Registration Rights Agreement, agreed to extend the deadline for the effectiveness of the shelf registration statement through and including June 15, 2008. From, and after, June 16, 2008, until the shelf registration statement was declared to be effective, we were required to pay the Investors liquidated damages in the amount and at the rate specified above. The Registration Statement was declared effective on July 11, 2008. At June 30, 2008, we had accrued $62,500 as a component of accrued liabilities for the liquidated damages, which was recorded as a component of selling, general and administrative expenses. In addition, we recorded an additional $46,000 of liquidated damages in the third quarter of 2008, also as a component of selling, general and administrative expenses. These amounts remained accrued on our balance sheet at September 30, 2008.

Note 15. NASDAQ Deficiency Letters and Delisting

On April 16, 2008, we were notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Marketplace Rule 4310(c)(8)(D), we had been provided 180 calendar days, or until October 13, 2008, to regain compliance with the Minimum Bid Price Rule.

In addition, on May 22, 2008, we were notified by The Nasdaq Stock Market that we no longer were in compliance with Nasdaq Marketplace Rule 4310(c)(3) and were subject to delisting from the Nasdaq Capital Market. Marketplace Rule 4310(c)(3) requires that we maintain stockholders’ equity of at least $2.5 million, or a market value of our listed securities of at least $35.0 million, or have net income from continuing operations of at least $500,000 during the last fiscal year or two of the last three fiscal years.

On July 25, 2008, we received a Nasdaq staff determination letter rejecting the plan we had submitted to evidence our ability to achieve compliance with the requirements for continued listing on The Nasdaq Capital Market set forth in Nasdaq Marketplace Rule 4310(c)(3). We appealed the Nasdaq staff’s determination to delist our securities from The Nasdaq Capital Market effective August 5, 2008, and were scheduled for a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) on September 18, 2008.

However, on September 16, 2008, we notified the Panel that we were withdrawing our appeal of the July 25, 2008 Nasdaq staff determination. Accordingly, our common stock was suspended from trading effective at the open of business on Friday, September 19, 2008. The common stock was subsequently delisted on October 7, 2008, when the SEC completed its formal notification of removal from listing.

Our common stock began trading on the OTC Bulletin BoardTM on Friday, September 19, 2008 under the same trading symbol, INFO.OB.

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

OVERVIEW

On March 21, 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we had decided to exit the wholesale directory assistance business. As of September 30, 2008, all of our call centers had been closed. A total of approximately 700 employees were terminated in connection with the call center closures and related activities. We sold a majority of our patent and trademark portfolio to an unrelated third party in May 2008 for $8.0 million in cash. We believe that the cash received from this transaction will be sufficient to allow us to support our operations through at least December 31, 2008.

During the first nine months of 2008, we focused on growing our Data Services and Contact Services segments. With respect to Contact Services, during that period, we entered into and began servicing four contracts to provide Contact Services. Since then, we have completed one contract under which we were paid on an hourly basis, leaving us with three contracts that provide for contingent payments based on sales contracts.

The current financial crisis and worldwide economic slowdown have created uncertainty in our markets and made growth of incipient businesses, such as ours, much more difficult and uncertain. We are currently considering numerous strategic alternatives with respect to our remaining businesses. Such alternatives include, but are not limited to, the sale of our Contact Services and Data Services business lines as going concerns, the operation of our Data Services business as an independent business, the closure of either or both of our operating businesses, the sale of unwanted or residual assets or continued operation as an investment vehicle seeking to purchase operating businesses or make opportunistic passive investments. There can be no assurance that the result of our continuing evaluation of our strategic alternatives will be the continuation of all or any portion of our operating businesses.

As part of our review of our strategic alternatives, we are actively considering whether we qualify to deregister our common stock under the Securities Exchange Act of 1934, in which case, if we did qualify and deregister our stock, we would no longer file annual, quarterly and current reports, or proxy statements, with the Securities and Exchange Commission. In that event, our common stock would be removed from the OTC Bulletin Board and be quoted only on the Pink Sheets, if at all. If there are no public quotes for our stock and no broker-dealer making a market in our stock, it will be very difficult for shareholders to determine a value of, or sell, their common stock.

GOING CONCERN

We have experienced net losses in each of the quarterly and annual periods beginning with the second quarter of 2003. It is likely that we will continue to experience operating losses. We discontinued our directory assistance business in the first quarter of 2008. See Note 3 “Discontinued Operations” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. In May 2008, we sold a majority of our patent and trademark portfolio for $8.0 million in cash, which resulted in a gain in the second quarter of 2008 of approximately $4.3 million recorded as a component of discontinued operations. We believe that this cash will be sufficient to provide the liquidity necessary to fund our operations during the remainder of 2008.

RESULTS OF OPERATIONS

The consolidated financial data for the three and nine-month periods ended September 30, 2008 and 2007 are presented in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$774	$322	$1,819	$883
Costs and expenses:
Direct operating	760	86	1,506	231
Selling, general and administrative	1,979	2,111	5,478	6,196
Depreciation and amortization	30	50	112	176
Restructuring charges	—	223	—	1,115

	2,769	2,470	7,096	7,718

Loss from operations	(1,995)	(2,148)	(5,277)	(6,835)
Gain (loss) associated with valuation of warrants	(70)	(214)	396	(214)
Interest income	44	94	161	293
Other expense, net	(60)	(34)	(160)	(24)

	(86)	(154)	397	55

Loss from continuing operations before income taxes	(2,081)	(2,302)	(4,880)	(6,780)
Income tax benefit	—	6	—	8

Loss from continuing operations	(2,081)	(2,296)	(4,880)	(6,772)
Loss from discontinued operations, net of income taxes	(234)	(1,687)	(7,959)	(4,577)
Gain on disposal of intangible assets of discontinued operations, net of income taxes	—	—	4,281	—

Net loss	(2,315)	(3,983)	(8,558)	(11,349)
Preferred stock dividends	(100)	(122)	(298)	(128)
Preferred stock deemed dividends	—	(2,115)	—	(2,115)
Accretion of preferred stock	(191)	(136)	(557)	(136)

Net loss attributable to common shareholders	$(2,606)	$(6,356)	$(9,413)	$(13,728)

Basic and diluted loss per common share from continuing operations	$(0.33)	$(0.37)	$(0.78)	$(1.09)

Basic and diluted loss per common share from discontinued operations	$(0.04)	$(0.27)	$(0.59)	$(0.73)

Basic and diluted net loss per common share attributable to common shareholders	$(0.42)	$(1.02)	$(1.51)	$(2.20)

Shares used in per share calculations	6,233	6,233	6,233	6,233

Segment Information

	Contact Services	Data Services	Unallocated and Other	Total
Three Months Ended September 30, 2008
Revenues	$598	$176	$—	$774
Direct operating costs	674	86	—	760
Three Months Ended September 30, 2007
Revenues	$—	$322	$—	$322
Direct operating costs	—	86	—	86
Restructuring charges	—	223	—	223
Nine Months Ended September 30, 2008
Revenues	$1,084	$735	$—	$1,819
Direct operating costs	1,230	276	—	1,506
Nine Months Ended September 30, 2007
Revenues	$—	$883	$—	$883
Direct operating costs	—	231	—	231
Restructuring charges	—	1,115	—	1,115

Revenue

Revenue increased $452,000, or 140.3%, to $774,000 in the third quarter of 2008 compared to $322,000 in the third quarter of 2007 and increased $936,000, or 106.0%, to $1.8 million in the nine-month period ended September 30, 2008 compared to $883,000 in the comparable period of 2007. The increases were due to the addition of our Contact Services segment and our new Contact Services clients in the first nine months of 2008.

Direct Operating Expenses

Direct operating expenses consist of the costs of salaries, wages, benefits, taxes and software application licenses for Contact Services and listings data and content acquisition costs in Data Services. Direct operating expenses increased $674,000 to $760,000 in the third quarter of 2008 from $86,000 in the third quarter of 2007 and $1.3 million to $1.5 million in the nine-month period ended September 30, 2008 compared to $231,000 in the comparable period of 2007. These increases were primarily due to the addition of our Contact Services segment. As a percentage of revenues, direct operating expenses increased to 98.2% and 82.8%, respectively, in the three and nine-month periods ended September 30, 2008 compared to 26.7% and 26.2%, respectively, in the comparable periods of 2007, due primarily to the addition of Contact Services, which has higher direct operating expenses as a percentage of revenues than does Data Services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) consist of labor, travel, outside services and overhead incurred in our sales, marketing, management and administrative support functions. SG&A decreased $0.1 million, or 6.3%, to $2.0 million in the third quarter of 2008 compared to $2.1 in the third quarter of 2007 and decreased $0.7 million, or 11.6%, to $5.5 million in the nine-month period ended September 30, 2008 compared to $6.2 million in the comparable period of 2007. The decreases were due to reductions in administrative staff and payroll that were partially offset by increases in professional fees and other contract services charges.

Gain (Loss) Associated with Valuation of Warrants

Our warrants related to our Series A convertible preferred stock are marked to market on a quarterly basis utilizing the Black-Scholes valuation model.

Discontinued Operations

In March 2008, we announced that, as part of a strategic business review and in furtherance of our ongoing effort to cut costs and align expenses with reduced revenues, we decided to exit our facilities-based wholesale directory assistance business. The results of operations related to our directory assistance services have been reclassified as discontinued operations for all periods presented. Accordingly, all results of operations information discussed in management’s discussion and analysis of financial condition and results of operations above excludes the results of the directory assistance business.

See Note 3 “Discontinued Operations” of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents of $6.8 million at September 30, 2008, will be sufficient to fund our operations for the remainder of 2008. The primary uses of our capital in the near future are expected to be for basic working capital needs and for the costs of pursuing various strategic alternatives.

During the first three quarters of 2008, cash (including restricted cash) and cash equivalents decreased $2.5 million primarily as a result of $10.4 million used in operations, offset by $8.0 million received from the sale of a majority of our patent portfolio.

Our restricted cash relates to a certificate of deposit to guarantee a letter of credit outstanding related to our workers’ compensation program. This commitment expires on April 1, 2009. During the first quarter of 2008, the amount of the outstanding letter of credit and related restricted cash balance decreased $1.3 million to $1.7 million at September 30, 2008 as a result of a reduction in the potential workers’ compensation liability as determined by our insurance carrier.

Liabilities of discontinued operations at September 30, 2008 consisted of the following (in thousands):

Lease termination and other lease obligations	$429
Contract termination charges	20
Other	221

$670

We currently anticipate that cash payments associated with lease termination and other lease obligations will be paid through September 2009. In addition to the accrued leases payable, future operating lease payments not required to be reflected on our balance sheet totaled approximately $27,000, net of estimated sublease income, at September 30, 2008.

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

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

Proceedings before the United States Tax Court and the New York State Department of Taxation and Finance are discussed in Note 8 “Commitments and Contingencies” of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

ITEM 6.	EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	METRO ONE TELECOMMUNICATIONS, INC. (Registrant)

/s/ WILLIAM K. HERGENHAN
William K. Hergenhan
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)