Form 10-K
period 2022-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2023-04-18
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number: 000-27024

METRO ONE TELECOMMUNICATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-0995165
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

30 North Gould Street, Suite 2990 Sheridan, Wyoming	82801
(Address of Principal Executive Offices)	(Zip Code)

(307) 683-0855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), held by non-affiliates, computed by reference to the price at which the Common Stock was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,032,428.

The number of shares of the registrant’s Common Stock outstanding as of April 17, 2023 was 271,635,247 shares.

PART I

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K of Metro One Telecommunications, Inc. contains “forward-looking statements.” Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In addition, any statements that refer to other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results and, consequently, you should not rely on these forward-looking statements as predictions of future events. These forward-looking statements and factors that may cause such differences include, without limitation, future capital requirements, regulatory actions or delays and other factors that may cause actual results to be materially different from those described or anticipated by these forward-looking statements. The foregoing list of factors is not exclusive. Readers are cautioned not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. All forward-looking statements are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but there can be no assurance that we will realize our expectations or that our beliefs will prove to be correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from those expressed as forward-looking statements herein include, but are not limited, to:

●	future economic and business conditions;

●	the loss of any of our key customers or reduction in the purchase of our products by any such customers;

●	the failure of the markets for our products to continue to develop;

●	our inability to adequately protect our intellectual property;

●	our inability to manage growth;

●	the effects of competition from a wide variety of local, regional, national and others;

●	changes in laws and regulations;

●	changes in technology or products, which may be more difficult or costly, or less effective, than anticipated; and

●	those risks and uncertainties set forth under the heading “Risk Factors” in Item 1A of this report.

There may be other factors of which we are currently unaware or which we currently deem immaterial that may cause our actual results to differ materially from the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date they are made and are expressly qualified in their entirety by the cautionary statements included in this report. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date they were made or to reflect the occurrence of unanticipated events, or otherwise.

Note Regarding Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for our Shelfy logo (no color) and certain text marks including “EcomMarketing” and “Superup”.

Item 1. Business.

Overview

Metro One Telecommunications, Inc. (together with its subsidiary “Metro One,” the “Company,” “we,” “our” or “us”) enables retailers to grow their business, using mobile commerce to better engage their customers, both in-store and online with no coding required.

We are focused on changing the way retailers integrate mobile commerce solutions within their business. Our multi-model, plug and play mobile commerce platform enables retailers to launch their own branded mobile application serving as an additional sales channel in a matter of a few hours with no coding required.

Our recently incorporated operating subsidiary, Stratford, Ltd, operates the Shelfy.io Mobile App Builder (“Shelfy.io” or “Shelfy”) which merges the functionality of mobile technology, artificial intelligence (“AI”), and machine learning enabling retailers to quickly and easily bring their online business to significantly:

•	Increase customer retention;
•	Increase Revenues
•	Increase average basket size;
•	Increase upsell and cross-sell; and
•	Increase customers lifetime value (“CLV”).

We have recently completed the transformation of our acquired suite of software products to a fully modular software as a service (“SaaS”) based platform. This will enable us to scale the company significantly, onboarding multiple retailers simultaneously without any additional integration costs.

While we retain a Wyoming registered agent with an address in the United States, specifically at 30 North Gould Street, Suite 2990, Sheridan, WY 82801, we do not maintain an office or conduct operations in the United States, nor do we manage our affairs in Wyoming.  Our Wyoming address is primarily used to accept service of process and mail forwarding services to our management in Israel. Our business operations are managed and conducted out of our corporate location in Israel, located at Atrium Tower, 18th floor, Zeev Jabotinsky St 2, Ramat Gan, 5250501, Israel. We intend to expand our business operations to the United States in the future, but at this time we do not have definitive dates on which such expansion may occur.

Principal Products

Shelfy provides a mobile commerce platform that enables retailers to build their own branded mobile application in a matter of hours with intuitive drag and drop tools with no coding required. Adding mobile as an additional sales channel enables retailers to grow its customer loyalty and its revenues.

•

Mobile Commerce Merchant Platform: Enabling small and medium-sized business (“SMB”) retailers and enterprises to launch a fully branded and functional mobile app with unique and patented features. Great for retailers with at least 200+ return customers. Our patented UX/UI features are available on both IOS and Android and include unique features such as voice search, shoppable videos, and barkers for upselling.

•

Mobile Commerce Enterprise Platform: Enabling enterprise retailers who own and operates both brick and mortar store as well as e-commerce platforms to better engage with their customer both online and in-store via the customer’s mobile application.

•

Instore Engagement Suite: Providing a purely customer-centric approach to shopping. Once completed, we expect that our Scan, Pay & Go will reduce customer’s shopping time by approximately 40%. Imagine no more waiting in lengthy lines, no more time and effort spent on packing, unpacking and packing again, and for retailers, an effective way to reduce cost on hardware acquisition and maintenance. Additional in-store features will include in-store navigation, in-store personalized shopping experience, and in-store customer loyalty program activation. During this phase, we might consider merging with or into, or acquiring, small startups with unique technological features enriching our suite of products without having to develop from scratch.

Shelfy allows retailers to effortlessly build a complete mobile commerce platform from scratch, adding additional features as their business grows and needs advance. A modular stack of technology also enables us to target retailers who has an existing mobile commerce solution as they can merely plug into one our specific features enriching their offering, mobile commerce suite, where the retailer can and as their business needs develop.

Marketing, Sales and Customer Service

Due to the dynamic nature of SaaS platforms and the market sector we are targeting, we have decided to focus on being a product-led company, merge the marketing, sales and customer success teams into one department, providing a complete customer-centric approach. This approach gives us a 360 degree view of the customer journey and ensures that we can act in real-time to acquire new customers and provide the relevant support when and where needed to retain the customers we have acquired. Using the latest marketing discipline called Product led Growth Hacking and automation we will be able to support and focus on rapid and optimized growth, consisting of both a process and a set of cross-disciplinary (digital) skills. Our goal is to regularly conduct testing that will lead to improving the customer journey and replicate and scale the ideas that work and modify or abandon the ones that don’t before spending vast amounts of resources. Once a plan has been validated, it is automated and the system works by itself reducing overheads and lowering the cost of customer acquisition (“CAC”).

To ensure that we provide retailers with the optimal results when using our platform, our focus will not merely be on sales cycles but creating a community where they can learn and grow with plenty of engagement and educational information such as blogs, webinars, and affiliation programs.

We currently have an in-house sales and merchandising team. Each sales person has individual targets for increasing “base” volume through distribution expansion, and “incremental” volume. As distribution to new major customers, new major channels, or new major markets increases, we will expand the sales and marketing team on a variable basis.

We market our products using a range of marketing mediums including in-store merchandising and promotions, experiential marketing, events, sponsorships and collaborations, digital marketing and social media, direct marketing, and traditional media including print.

Competitive Strengths

It is important to emphasize that we are not an app developer, hence our direct competitors are not other app developers. We provide a mobile commerce platform that provides retailers with software that enables them (big and small online retailers) to build their own application without one line of code or any development needed from their side.

We differentiate our products primarily through functional points of difference between our products and those of our competitors, including:

•	Intuitive drag and drop dashboards that enable merchants to build their own branded mobile application;

•	Patented single product display graphical user interface – called “the shelf” that makes mobile shopping truly mobile and is truly unique to our application; and

•	An advanced in-app marketing suite consisting of features such as shoppable videos and barkers.

Market Analysis

With the number of mobile users currently at 5.22 billion and growing, based on a report published by Oberlo, there is nothing to indicate that mobile commerce growth will stop anytime soon. Not only is the number of mobile users increasing, but the total time spent on mobile devices marking a 24.5% increase in just five years. Mobile commerce share figures have also been on an upward trend.

We currently have eight customers, seven of which are currently using our recently launched SaaS mobile commerce app. Our business heavily depends on our current customers, and there can be no assurance that we will be able to obtain additional customers, or enough customers to achieve substantial revenue or successfully operate our business. Our market analysis is based on published statistics and reports in the mobile commerce industry, as well as Shelfy’s recorded performance based on data collected from a former European client in Belgium and the Netherlands over a period of twelve months, prior to our acquisition of certain assets from Royal App.

Business Model

We have a purely Business to Business to Customer (“B2B2C”) business model. We license our software directly to businesses who in turn sell their goods to the end user, the customer (our end user). We will charge retailers a monthly usage fee using a combination of persona-based and per-feature pricing models, where distinct packages align to a specific type of customer persona based on:

•	gross merchandise value (“GMV”);

•	market segment; and

•	physical/online store presence.

Experienced Leadership Team

The combination of operating skills from our management team with the experience of successfully leading major retail and mobile commerce companies gives our organization a significant strength relative to most small- and medium-sized companies.

Growth Strategies

Our primary long-term goal is to become one of the market leaders within the mobile commerce sector, providing an additional sales channel which merchants and retailers of all sizes can add to their existing business. We intend to achieve this goal by driving organic growth through third-party integrated platforms, across all major retail channels where repeat purchases occur and in all major markets where e-commerce has been adopted and in markets where the use and launch of e-commerce shops are on the rise.

Our key growth strategies include the following:

•	developing a powerful, performance-oriented and metric-driven organizational culture;

•	developing automated marketing, sales and customer service tool kits to empower our sales force network to engage with global customers;

•	developing brand/marketing tool kits for current and new products and segments, to make onboarding as efficient and seamless as possible;

•	launching and expanding our SaaS products domestically and internationally;

•	strengthening our sale support operations to achieve best in class costs, on-time/as promised products and customer service;

•	improving margins with improved efficiency, and improved net revenue per case with new features;

•

upgrading infrastructure, systems and processes with enterprise resource planning systems, improved financial reporting, operating expense control, and strengthened key metrics and accounting and control procedures; and

•	strengthening our financial foundation via accessing the capital markets, solidifying long-term banking partners and facilities, and pursuing transformative organic and external growth.

Competition

The mobile commerce industry is highly competitive. We face intense competition from very large, international corporations, as well as from local and national companies. In addition, we face competition from well-known companies that have large market share.

The intensity of competition in the future is expected to increase and no assurance can be provided that we can sustain our market position or expand our business.

Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial, operational resources and name recognition than we have. However, we believe that with our specialized platform, and considering that the mobile commerce sector is growing, we will have the ability to obtain a large market share and continue to generate sales and compete in this industry.

Intellectual Property

Patents

We attempt to protect our technology and products through a variety of intellectual property protections, including the pursuit of patent protection in the United States and certain foreign jurisdictions. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of our foreign counterparts. Where strategically appropriate, we will attempt to pursue suspected violators of our patents and, whenever possible, monetize our intellectual property.

We have built a portfolio of patents and patent applications relating to various aspects of our technology products and solutions. As of March 2023, our patent portfolio includes three U.S. patents, one pending U.S. patent applications, three pending foreign international applications and four foreign patents. With the timely payment of all maintenance fees, the U.S. patents have expiration dates falling between 2023 and 2035. No single patent or patent family is considered material to our business.

Trademarks

We have, or have applied for, U.S. and/or foreign trademark protection for our plain (no color) Shelfy logo and the following text trademarks, “Superup” and “EcomMarketing”.

We attempt to avoid infringing known proprietary rights of third parties in our product development and sales efforts. However, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential at the time of the application filing, with regard to similar technologies. If we were to discover that our products violate third-party proprietary rights, we may not be able to:

•	obtain licenses to continue offering such products without substantial reengineering;

•	re-engineer our products successfully to avoid infringement;

•	obtain licenses on commercially reasonable terms, if at all;

•	litigate an alleged infringement successfully; or

•	settle without substantial expense and damage awards.

Any claims against us relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources or in injunctions preventing us from distributing certain products. Such claims could materially adversely affect our business, financial condition and results of operations.

Our software products are susceptible to unauthorized copying and uses that may go undetected, and policing such unauthorized use is difficult. In general, our efforts to protect our intellectual property rights through patent, copyright, trademark and trade secret laws and contractual safeguards may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to, or competitive with, those developed by us. Our failure or inability to protect our proprietary rights could materially and adversely affect our business, financial condition and results of operations.

Government and Industry Regulation

We are subject to a variety of federal, state and local laws and regulations in the U.S. Violations of these laws or regulations in the advertising of our products could damage our reputation and/or result in regulatory actions with substantial penalties.

We are subject to the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Delaware General Corporation Law. We are also subject to common business and tax rules and regulations pertaining to the operation of our business, such as the United States Internal Revenue Tax Code and the Delaware State Tax Codes, as well as international tax codes. We are also subject to proprietary regulations such as United States Trademark and Patent Law as it applies to the intellectual property of third parties. We believe that the effects of existing or probable governmental regulations will be additional responsibilities of management to ensure that it is in compliance with securities regulations as they apply to our products as well as ensuring that we do not infringe on any proprietary rights of others with respect to our products. We also need to maintain accurate financial records in order to remain compliant with securities regulations as well as any corporate tax liability it may incur.

Employees

As of April 17, 2023, we had no employees, our acting Chief Executive Officer, Mr. Elchanan Maoz, our acting Chief Financial Officer, James Brodie, and our board of directors, acting as consultants manage our operating activities. Our operating subsidiary, Stratford Ltd., has 15 full-time employees and two part-time consultants, managed by its Chief Executive Officer, Ami Bukris.

Property

Our operations internationally are registered at Raoul Wallenberg 18, Building D, 6th Floor, Ramat Hachayal, Tel Aviv, Israel. Stratford Ltd. has a short-term lease agreement with Regus Co-Working Offices on a month to month basis. The location of the leased office is Atrium Tower, 18th floor, Zeev Jabotinsky St 2, Ramat Gan, 5250501, Israel. The cumulative monthly rental fees are approximately $9,800 USD for a total of approximately 400 square feet. Our principal executive offices are located at 30 North Gould Street, Suite 2990, Sheridan, Wyoming 82801, for which we pay $30.00 per month on a month-to-month basis. We consider the current space to be adequate and will reassess our needs based upon future growth.

Recent Developments

On February 28, 2023, the holders of a majority of the outstanding shares of our common stock executed a written consent in lieu of a special meeting approving the form of an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock, at a ratio to be determined by the Company’s Board of Directors (the “Board”) within the range of 1-for-25 to 1-for-100 (the “Reverse Stock Split”) and to reduce the Company’s total authorized shares of Common Stock from 600,000,000 shares to 35,000,000 shares (the “Proposed Charter Amendment”). The Proposed Charter Amendment was unanimously approved by the Board on February 23, 2023, subject to approval by the stockholders, which was obtained as described above.

The Reverse Stock Split and the reduction of the Company’s total authorized number of shares of common stock will be effectuated within the next 12 months. The Reverse Stock Split will not become effective until it has been processed and approved by the Financial Industry Regulatory Authority (“FINRA”). In the event that FINRA does not approve the Reverse Stock Split, the Board may determine, in its sole discretion, not to effect the Reverse Stock Split nor file the Proposed Charter Amendment with the Secretary of State of the State of Delaware.

Other Information

We were originally incorporated in the state of Oregon in 1995. On August 9, 2021, we reorganized and filed articles of conversion to be registered under the laws of the state of Delaware.

On April 16, 2008, we were notified by The Nasdaq Stock Market that we were not in compliance with Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”) because shares of our common stock had closed at a per share bid price of less than $1.00 for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 4310(c)(8)(D), we were provided 180 calendar days, or until October 13, 2008, to regain compliance with the Minimum Bid Price Rule. In addition, on May 22, 2008, we were notified by The Nasdaq Stock Market that we were no longer in compliance with Nasdaq Marketplace Rule 4310(c)(3) and were subject to delisting from The Nasdaq Capital Market. Marketplace Rule 4310(c)(3) requires that we maintain stockholders’ equity of at least $2.5 million, or a market value of its listed securities of at least $35 million, or have net income from continuing operations of at least $500,000 during the last fiscal year or two of the last three fiscal years. On July 25, 2008, we received a Nasdaq staff determination letter rejecting the plan we had submitted to evidence our ability to achieve compliance with the requirements for continued listing on The Nasdaq Capital Market set forth in Nasdaq Marketplace Rule 4310(c)(3). We appealed the Nasdaq staff’s determination to delist our securities from The Nasdaq Capital Market effective August 5, 2008, and were scheduled for a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) on September 18, 2008. However, on September 16, 2008, we notified the Panel that we were withdrawing our appeal of the July 25, 2008 Nasdaq staff determination. Accordingly, our common stock was suspended from trading effective at the open of business on Friday, September 19, 2008. The common stock was subsequently delisted on October 7, 2008, when the U.S. Securities and Exchange Commission (the “SEC”) completed its formal notification of removal from listing. On March 5, 2009, Metro One filed a Form 15 terminating its registration under Section 12(g) of the Exchange Act.

From 2009 to 2020, we wound-down our former operations and subsequently began seeking a viable project of merit. Upon the recent acquisition of the assets of Royal App in early 2021, we returned to active operations.

Our principal executive offices are located at 30 North Gould Street, Suite 2990, Sheridan, Wyoming 82801. Our phone number is (307) 683-0855. Our corporate website is www.metro1telecomm.com and our product website is www.shelfy.io. We make available on our corporate website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such information to, the SEC. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. Our business, financial condition or results of operations could be materially and adversely affected by any of these risks. Additional risks not presently known to the Company or that the Company currently deems immaterial may also adversely affect our business, financial condition or results of operations.

Risk Factor Summary:

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

•	we have incurred significant losses to date and may continue to incur losses;

•	our auditors have expressed doubt about our ability to continue as a going concern;

•

we will need additional capital to fund our growing operations but cannot assure you that we will be able to obtain sufficient capital from potential sources, and we may have to limit the scope of our operations or take actions that may dilute your financial interest;

•	we have a limited operating history, which makes it difficult to forecast our future results;

•	deterioration of global economic conditions could adversely affect our business;

•

failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our platform through digital marketing, our ability to attract new customers may be impaired;

•

our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our platform that achieves market acceptance, or the increase in mobile commerce during the COVID-19 pandemic fails to continue after the pandemic ends;

•

we depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue;

•

if there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in using our platform;

•

if our platform fails to perform properly, and if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs;

•	if we fail to offer high quality support, our business and reputation could suffer;

•	if we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer;

•

we could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position. We could lose valuable assets, experience reduced revenue and incur costly litigation;

•

we may in the future be subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

•	our ability to use our net operating losses to offset future taxable income may be subject to certain limitations;

10

•

we face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business;

•	activities of customers, their shoppers and our partners could damage our brand, subject us to liability and harm our business and financial results;

•	changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our mobile commerce platform and adversely impact our business;

•	our directors and officers will continue to exercise significant control over our operations;

•	the requirements of being a public company may strain our resources and distract management;

•	ineffective internal controls could impact the Company’s business and operating results;

•	we will depend on a large volume of merchants and retailers paying us a small monthly usage fee which may mean a high cost of customer acquisition during the first two to three years of our operation;

•

we currently are dependent on a small number of customers, and any loss of one of our current customers, or the failure to attract additional customers could adversely affect the Company’s ability to operate or generate revenue;

•	we currently depend on third party platforms for a portion of our business;

•	growth of our operations will depend on the acceptance of our products by our retail clients;

•	we have limited management resources and are dependent on key executives;

•

if we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share;

•	we have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel;

•

provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management;

•	the market price of our common stock may be volatile and adversely affected by several factors;

•	there currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained for our common stock;

•	we are subject to the penny stock rules which will make shares of our common stock more difficult to sell;

•

a significant portion of our total outstanding shares of common stock may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well; and

•	We have not and may never pay dividends to shareholders.

Risks Related to our Financial Condition

We have incurred significant losses to date and may continue to incur losses.

We have incurred net losses since we commenced operations. For the year ended December 31, 2022, our net operating loss was $3,926,954. We have incurred net losses in each fiscal year since our inception. We had net losses of $3,341,980 and $53,236 for the years ended December 31, 2021 and 2020, respectively.

These losses have had, and likely will continue to have, an adverse effect on our working capital, assets, and equity. In order to achieve and sustain such revenue growth in the future, we must significantly expand our market presence and revenues from existing and new customers. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability. Continuing losses may impair our ability to raise the additional capital required to continue and expand our operations.

Our auditors have expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm with respect to our December 31, 2022 consolidated financial statements, includes an explanatory paragraph stating that the recurring losses, an accumulated deficit and a working capital deficit at December 31, 2022 raise substantial doubt about our ability to continue as a going concern for the previous standalone company.

We will need additional capital to fund our growing operations but cannot assure you that we will be able to obtain sufficient capital from potential sources, and we may have to limit the scope of our operations or take actions that may dilute your financial interest.

We will need additional capital to fund our growing operations in the future. The proceeds from our recent offerings and funds from other potential sources, along with our cash and cash equivalents, may not be sufficient to fund our long-term operations and we may not be able to obtain additional financing. If adequate additional financing is not available on reasonable terms or available at all, we may not be able to undertake expansion or continue our marketing efforts and we would have to modify our business plans accordingly. The extent of our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and/or services by our competition; (iii) the level of our investment in research and product development; (iv) the amount of our capital expenditures; and (v) our growth. We cannot be certain that additional funding and incremental working capital will be available to us on acceptable terms, if at all, or that it will exist in a timely and/or adequate manner to allow for the proper execution of our near and long-term business strategy. If sufficient funds are not available on terms and conditions acceptable to management and stockholders, we may be required to delay, reduce the scope of, or eliminate further development of our business operations.

Even if we obtain requisite financing, it may be on terms not favorable to us, it may be costly and it may require us to agree to covenants or other provisions that will favor new investors over existing stockholders or other restrictions that may adversely affect our business. Additional funding, if obtained, may also result in significant dilution to our stockholders.

Risks Related to our Business

We have a limited operating history, which makes it difficult to forecast our future results of operations.

We have a limited operating history and limited time implementing our strategic focus. As a result, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. The market for our mobile commerce platform is relatively new and evolving, which makes our business and future prospects difficult to evaluate. It is difficult to predict customer demand for our platform, customer retention and expansion rates, the size and growth rate of the market, the entry of competitive products, or the success of existing competitive products. Our historical revenue growth should not be considered indicative of our future performance. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our services, increasing competition, changing technology, decreasing growth of our market, or our failure, for any reason, to take advantage of growth opportunities. We will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks, uncertainties, or future revenue growth are incorrect, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Deterioration of global economic conditions could adversely affect our business.

The global economy and capital and credit markets have experienced exceptional turmoil and upheaval over the past several years. Ongoing concerns about the systemic impact of potential long-term and widespread recession and potentially prolonged economic recovery, volatile energy costs, fluctuating commodity prices and interest rates, volatile exchange rates, geopolitical issues, including the recent outbreak of armed conflict in Ukraine, natural disasters and pandemic illness, instability in credit markets, cost and terms of credit, consumer and business confidence and demand, a changing financial, regulatory and political environment, and substantially increased unemployment rates have all contributed to increased market volatility and diminished expectations for many established and emerging economies, including those in which we operate. Furthermore, austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions and have an adverse impact on our business. These general economic conditions could have a material adverse effect on our cash flow from operations, results of operations and overall financial condition.

The availability, cost and terms of credit also have been and may continue to be adversely affected by illiquid markets and wider credit spreads. Concern about the stability of the markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers over the past several years, and a corresponding slowdown in global infrastructure spending.

Continued uncertainty in the U.S. and international markets and economies and prolonged stagnation in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access capital markets and obtain capital lease financing to meet liquidity needs.

In addition, potential or actual adverse conditions in the global economy, including inflationary pressures, volatile financial markets, and economic downturn, could have adverse effects on our results of operations, financial condition and stock price. Current macroeconomic conditions have caused turmoil in the banking sector. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. At the time of the closure, we maintained a depository relationship with SVB. On March 12, 2023, federal regulators announced that the FDIC would complete its resolution of SVB in a manner that fully protects all depositors. While we were able to regain full access to our deposits on March 13, 2023, we may be impacted by other disruptions to the U.S. banking system caused by the recent developments involving SVB, including potential delays in our ability to transfer funds, make payments, or receive funds whether held with SVB or other banks.

Failure to effectively develop and expand our marketing and sales capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our platform. If we are not able to generate traffic to our platform through digital marketing, our ability to attract new customers may be impaired.

Our ability to increase our customer base and achieve broader market acceptance of our mobile commerce platform will depend on our ability to expand our marketing and sales operations. We plan to continue expanding our sales force and strategic partners, both domestically and internationally. We also plan to continue dedicating significant resources to sales and marketing programs, including search engines and other online advertising. The effectiveness of our online advertising may continue to vary due to competition for key search terms, changes in search engine use, and changes in search algorithms used by major search engines and other digital marketing platforms. Our business and operating results will be harmed if our sales and marketing efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, and retain talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

If the cost of marketing our platform over search engines or other digital marketing platforms increases, our business and operating results could be adversely affected. Competitors also may bid on the search terms that we use to drive traffic to our platform. Such actions could increase our marketing costs and result in decreased traffic to our platform.

Furthermore, search engines and digital marketing platforms may change their advertising policies from time to time. If these policies delay or prevent us from advertising through these channels, it could result in reduced traffic and subscriptions to our platform. New search engines and other digital marketing platforms may develop, particularly in specific jurisdictions, that reduce traffic on existing search engines and digital marketing platforms. If we are not able to achieve prominence through advertising or otherwise, we may not achieve significant traffic to our platform through these new platforms and our business and operating results could be adversely affected.

Our future revenue and operating results will be harmed if we are unable to acquire new customers, retain existing customers, expand sales to our existing customers, develop new functionality for our platform that achieves market acceptance, or the increase in mobile commerce during the COVID-19 pandemic fails to continue after the pandemic ends.

To continue to grow our business, it is important that we continue to acquire new customers to subscribe to and use our platform. Our success in adding new customers depends on numerous factors, including our ability to:

•	offer a compelling mobile commerce platform;

•	execute our sales and marketing strategy;

•	attract, effectively train and retain new sales, marketing, professional services, and support personnel in the markets we pursue;

•	develop or expand relationships with partners, payment providers, systems integrators and resellers;

•	expand into new geographic and market segments;

•	efficiently onboard new customers on to our platform; and

•	provide additional paid services that complement the capabilities of our customers and their partners.

Our ability to increase revenue also depends in part on our ability to retain existing customers and to sell more functionality and adjacent services to our existing and new customers. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their initial subscription period. In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us on the same terms or terms more favorable to us. Our ability to increase sales to existing customers depends on several factors, including their experience with implementing and using our platform, their ability to integrate our platform with other technologies and our pricing model.

Our ability to generate revenue may be inconsistent across SMB, mid-market, and large enterprise customers. If we experience limited or inconsistent growth in any of these customer sets, particularly our mid-market and large enterprise customers, our business, financial condition, and operating results could be adversely affected.

In addition, the COVID-19 pandemic has driven an increase in mobile commerce penetration. It is uncertain whether or the extent to which this trend will continue after the impact of the COVID-19 pandemic subsides.  To the extent that conditions related to the COVID-19 pandemic improve or restrictions imposed as a result of the COVID-19 pandemic are lifted, and such improvements or changes limit or reverse recent trends towards increased mobile commerce penetration, our business and results of operations may be negatively impacted.

If we are unable to provide enhancements, new features, or keep pace with current technological developments, our business could be adversely affected. If our new functionality and services initiatives do not continue to achieve acceptance in the market, our competitive position may be impaired, and our potential to generate new revenue or to retain existing revenue could be diminished. The adverse effect on our financial results may be particularly acute because of the significant research, development, marketing, sales, and other expenses we will have incurred in connection with the new functionality and services.

To the extent our security measures are actually or believed to have been compromised, our platform may be perceived as not being secure. This may result in customers curtailing or ceasing their use of our platform, our reputation being harmed, our incurring significant liabilities, and adverse effects on our results of operations and growth prospects.

Our operations involve the storage and transmission of our customer’s business data. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services are expected to continue to be targeted. Threats include traditional computer “hackers,” malicious code (such as viruses, worms, and ransomware), employee theft or misuse, action or inaction by our employees or contractors, and denial-of-service attacks. Sophisticated nation-states and nation-state supported actors now engage in such attacks, including advanced persistent threat intrusions. Despite significant efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. We have been subject to cyberattacks and attempts in the past and may continue to be subject to such attacks in the future. Though no such incident to date has had a material impact on our business, we cannot guarantee that we will not experience material or adverse effects from any future incident. Further, if we acquire companies that do not have security measures that are adequate, the foregoing risks may increase. If our security measures are actually or perceived to be compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials, or otherwise, our reputation could be damaged, our business may be harmed, and we could incur significant liability. We may be unable to anticipate or prevent techniques used to obtain unauthorized access or to compromise our systems because they change frequently and are generally not detected until after an incident has occurred. As we rely on third-party and public-cloud infrastructure, we will depend in part on third-party security measures to protect against unauthorized access, cyberattacks, and the mishandling of customer business data. Although we take steps and incur significant costs to secure our information technology systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, our security measures may not be effective and our systems may be vulnerable to damage or interruption. The failure of any such systems or the failure of such systems to scale as our business grows could adversely affect our results of operations. Disruption to our information technology systems could result from power outages, computer and telecommunications failures, computer viruses, cyberattack or other security breaches, catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war, terrorism and usage errors by our employees. A cybersecurity event could have significant costs, including regulatory enforcement actions, litigation, litigation indemnity obligations, remediation costs, network downtime, increases in insurance premiums and reputational damage. Our third-party cyber liability insurance coverage may not protect against all of the costs, liabilities, and other adverse effects arising from a security breach or system failure. We do not currently have first-party cyber liability insurance coverage. Many companies that provide cloud-based services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic.

We depend on third-party data hosting and transmission services. Increases in cost, interruptions in service, latency, or poor service from our third-party data center providers could impair the delivery of our platform. This could result in customer or shopper dissatisfaction, damage to our reputation, loss of customers, limited growth and reduction in revenue.

We currently serve the majority of our platform functions from third-party data center hosting facilities operated by ecommerce platforms such as Shopify. Our operations depend, in part, on our third-party providers’ protection of their facilities from natural disasters, power or telecommunications failures, criminal acts, or similar events (such as the COVID-19 pandemic). If any third-party facility’s arrangement is terminated, or its service lapses, we could experience interruptions in our platform, latency, as well as delays and additional expenses in arranging new facilities and services.

A significant portion of our operating cost is from our third-party data hosting and transmission services. If the costs for such services increase due to vendor consolidation, regulation, contract renegotiation or otherwise, we may not be able to increase the fees for our mobile commerce platform or professional services to cover the changes. As a result, our operating results may be significantly worse than forecasted. Our servers may be unable to achieve or maintain data transmission capacity sufficient for timely service of increased traffic or order processing. Our failure to achieve or maintain sufficient and performant data transmission capacity could significantly reduce demand for our platform.

Our customers often draw many shoppers over short periods of time, including from new product releases, holiday shopping seasons and flash sales. These events significantly increase the traffic on our servers and the volume of transactions processed on our platform. Despite precautions taken at our data centers, spikes in usage volume, or a natural disaster, an act of terrorism, vandalism or sabotage, closure of a facility without adequate notice, or other unanticipated problems (such as the COVID-19 pandemic) could result in lengthy interruptions or performance degradation of our platform. Any damage to, or failure of, the systems of our third-party providers could result in interruptions to our platform. Even with current and planned disaster recovery arrangements, our business could be harmed. If we experience damage or interruption, our insurance policies may not adequately compensate us for or protect us against any losses, liabilities and costs that we may incur. These factors in turn could further reduce our revenue, subject us to liability, cause us to issue credits, or cause customers to terminate their subscriptions, any of which could materially adversely affect our business.

If there are interruptions or performance problems associated with our technology or infrastructure, our existing customers may experience service outages, and our new customers may experience delays in using our platform.

Our continued growth depends, in part, on the ability of our existing and potential customers to access our platform 24 hours a day, seven days a week, without interruption or performance degradation. We have experienced and may, in the future, experience disruptions, data loss, outages, and other performance problems with our infrastructure. These can be due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial-of-service attacks, or other security-related incidents, any of which may be recurring. As we continue to add customers, expand geographically, and enhance our platform’s functionality, the additional scale may increase complexity and our average uptime for future periods may decrease. We may not be able to identify the cause or causes of these performance problems promptly. If our platform is unavailable or if our customers are unable to access our platform within a reasonable amount of time, our business would be harmed. Any outage on our platform would impair the ability of our customers to engage in mobile commerce, which would negatively impact our brand, reputation and customer satisfaction. We depend on services from various third parties to maintain our infrastructure and any disruptions to these services, including from causes outside our control, would significantly impact our platform. In the future, these services may not be available to us on commercially reasonable terms, or at all. Loss of any of these services could decrease our platform’s functionality until we develop equivalent technology or, if equivalent technology is available from another party, we identify, obtain and integrate it into our infrastructure. If we do not accurately predict our infrastructure capacity requirements, our customers could experience service shortfalls. We may also be unable to address capacity constraints, upgrade our systems, and develop our technology and network architecture to accommodate actual and anticipated technology changes.

Any of the above circumstances or events may harm our reputation, cause customers to terminate their agreements with us, impair our ability to grow our customer base, subject us to financial liabilities under our service agreements, and otherwise harm our business, results of operations, and financial condition.

If our platform fails to perform properly, and if we fail to develop enhancements to resolve performance issues, we could lose customers, become subject to performance or warranty claims, or incur significant costs.

Our operations are dependent upon our ability to prevent system interruption. The applications underlying our platform are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. Defects, errors, disruptions in service, cyberattacks or other performance problems with our software, whether in connection with the day-to-day operation, upgrades or otherwise, could result in: loss of customers; lost or delayed market acceptance and sales of our platform; delays in payment to us by customers; injury to our reputation and brand; legal claims, including warranty and service claims, against us; diversion of our resources, including through increased service and warranty expenses or financial concessions; and increased insurance costs.

We have found defects in our platform and may discover additional defects in the future that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our customers’ business data. We may not be able to detect and correct defects or errors before release. Consequently, we or our customers may discover defects or errors after our platform has been employed. We implement bug fixes and upgrades as part of our regularly scheduled system maintenance. If we do not complete this maintenance according to schedule or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, customers could terminate their contracts, delay or withhold payment to us, or cause us to issue credits, make refunds, or pay penalties. The costs incurred or delays resulting from the correction of defects or errors in our software or other performance problems may be substantial and could adversely affect our operating results.

If we fail to offer high quality support, our business and reputation could suffer.

Our customers rely on our personnel for support related to our subscription and customer solutions. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support including self-serve problem solving functions and online support with our technical team will increase as we expand our business and pursue new customers, particularly mid-market and large enterprise customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

If we fail to maintain or grow our brand recognition, our ability to expand our customer base will be impaired and our financial condition may suffer.

We believe maintaining and growing the Metro One brand is important to supporting continued acceptance of our existing and future solutions, attracting new customers to our platform and retaining existing customers. We also believe that the importance of brand recognition will increase as competition in our market increases. Successfully maintaining our brand will depend largely on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance may affect our brand and reputation if customers do not have a positive experience. Brand promotion activities may not generate customer awareness or yield increased revenue. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. If we fail to successfully promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to realize a sufficient return on our brand-building efforts, and our business could suffer.

We store our customers business data and information. If the security of this information is compromised or is otherwise accessed without authorization, our reputation may be harmed and we may be exposed to liability and loss of business.

We store our customers’ business data and information. Third-party applications available on our platform and mobile applications may store personal information, credit card information and other confidential information. We generally cannot and do not proactively monitor the content that our customers upload or the information provided to us through the applications integrated with our mobile commerce platform; therefore, we do not control the substance of the content on our servers, which may include personal information.

We use third-party service providers and subprocessors to help us deliver services to customers and their shoppers. These service providers and subprocessors may store personal information, credit card information and/or other confidential information. Such information may be the target of unauthorized access or subject to security breaches as a result of third-party action, employee error, malfeasance or otherwise. Many companies that provide these services have reported a significant increase in cyberattack activity since the beginning of the COVID-19 pandemic. Any of these could (a) result in the loss of information, litigation, indemnity obligations, damage to our reputation and other liability or (b) have a material adverse effect on our business, financial condition and results of operations.

Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Even if such a data breach did not arise out of our action or inaction, or if it were to affect one or more of our competitors or our customers’ competitors, rather than us, the resulting concern could negatively affect our customers and our business. Concerns regarding data privacy and security may cause some of our customers to stop using our platform and fail to renew their subscriptions. In addition, failures to meet our customers’ expectations with respect to security and confidentiality of their business data and information could damage our reputation and affect our ability to retain customers, attract new customers and grow our business.

Our failure to comply with legal, contractual or standards-based requirements around the security of our customers’ business information could lead to significant fines and penalties, as well as claims by our customers, their shoppers or other stakeholders. If we acquire companies that do not have security measures that are adequate, the risk of fines and penalties may increase. Any such proceedings or violations could force us to spend money in defense or settlement of these proceedings, result in the imposition of monetary liability or injunctive relief, divert management’s time and attention, increase our costs of doing business, and materially adversely affect our reputation and the demand for our platform.

We could be subject to fines and higher transaction fees, we could face regulatory or other legal action and our customers could end their relationships with us. The limitations of liability in our contracts may not be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim.

Our insurance coverage, including coverage for errors and omissions and cyber liability, may not continue to be available on acceptable terms or may not be available in sufficient amounts to cover one or more large claims. Our insurers could deny coverage as to any future claim and, while we have in place third-party cyber liability insurance coverage, such insurance coverage may not adequately protect us from data breaches or cyberattacks and such coverage may not adequately protect us against any losses, liabilities and costs that we may incur. The successful assertion of one or more large claims against us, or changes in our insurance policies, including premium increases or the imposition of large deductible or coinsurance requirements, could have an adverse effect on our business, financial condition and results of operations.

We are also subject to federal, state, and foreign laws regarding cybersecurity and the protection of data. Many jurisdictions have enacted laws requiring companies to notify individuals of security breaches involving certain types of personal information. Our agreements with certain customers and partners require us to notify them of certain security incidents. Some jurisdictions and customers require us to safeguard personal information or confidential information using specific measures. If we fail to observe these requirements, our business, operating results, and financial condition could be adversely affected.

We could incur substantial costs in protecting or defending our proprietary rights. Failure to adequately protect our rights could impair our competitive position. We could lose valuable assets, experience reduced revenue and incur costly litigation.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of trade secret laws, contractual provisions, trademarks, service marks, copyrights, and patents in an effort to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property may be inadequate. We make business decisions about when to seek patent protection for a particular technology and when to rely upon trade secret protection. The approach we select may ultimately prove to be inadequate.

Our patents or patents issued in the future may not provide us with competitive advantages or may be successfully challenged by third parties. Any of our patents, trademarks or other intellectual property rights may be challenged or circumvented by others or invalidated through administrative process or litigation. Others may independently develop similar products, duplicate any of our solutions or design around our patents, or adopt similar or identical brands for competing platforms. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our platform and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions restricting unauthorized use, copying, transfer and disclosure of our intellectual property may be unenforceable under the laws of jurisdictions outside the United States.

To the extent we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information may increase. Moreover, effective trademark, copyright, patent and trade secret protection may not be available or commercially feasible in every country in which we conduct business. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing. Changes in the law could make it harder for us to enforce our rights.

Stratford, our operating subsidiary, enters into confidentiality and invention assignment agreements with its employees and consultants. Our subsidiary enters into confidentiality agreements with strategic and business partners. These agreements may not be effective in controlling access to and distribution of our proprietary information. These agreements do not prevent our competitors or partners from independently developing technologies that are equivalent or superior to our platform.

We may be required to spend significant resources to monitor, protect and enforce our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. Such litigation could result in the impairment or loss of portions of our intellectual property. Enforcement of our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly. An adverse determination could risk the issuance or cancellation of pending patent and trademark filings. Because of the substantial discovery required in connection with intellectual property litigation, our confidential or sensitive information could be compromised by disclosure in litigation. Litigation could result in public disclosure of results of hearings, motions or other interim developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new functionality to our platform, result in the substitution of inferior or more costly technologies into our platform, or injure our reputation. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Policing unauthorized use of our technologies, trade secrets and intellectual property may be difficult, expensive, and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

We may in the future be subject to legal proceedings and litigation, including intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business. Our business may suffer if it is alleged or determined that our technology infringes the intellectual property rights of others.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets, and other intellectual and proprietary rights. Companies in the software industry are often required to defend against litigation claims based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. These lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. Our future success depends in part on not infringing the intellectual property rights of others.

Many software companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. We have and may in the future need to enter into settlement agreements that require us to pay settlement fees and that encumber a portion of our intellectual property. Any claims or litigation could cause us to incur significant expenses and, whether or not successfully asserted against us, could require that we pay substantial damages, ongoing royalty or license payments, require us to re-engineer all or a portion of our platform, or require that we comply with other unfavorable terms. If a third-party is able to obtain an injunction preventing us from accessing third-party intellectual property rights, or if we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of our software or cease business activities covered by such intellectual property. It could prevent us from competing effectively.

We are contractually obligated to indemnify certain of our customers for infringement of a third party’s intellectual property rights. From time to time, we have received indemnification requests with respect to alleged infringement of third party intellectual property rights. Responding to such claims regardless of their merit, can be time-consuming, costly to defend in litigation, and damage our reputation and brand. We also may be required to redesign our platform, delay releases, enter into costly settlement or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our platform. Requiring us to change one or more aspects of the way we deliver our platform may harm our business.

Although we carry general liability insurance and other insurance, our insurance may not cover potential claims of this type. Our insurance may not be adequate to cover us for all liability that may be imposed. We may not be able to maintain our insurance coverage. We cannot predict the outcome of lawsuits, and cannot assure you that the results of any of these actions will not have an adverse effect on our business, operating results or financial condition.

We rely on third-party proprietary and open source software for our platform. Our inability to obtain third-party licenses for such software, or obtain them on favorable terms, or any errors or failures caused by such software could adversely affect our business, results of operations and financial condition.

Some of our offerings include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these applications or to seek new licenses for existing or new applications. Necessary licenses may not be available on acceptable terms or under open-source licenses permitting redistribution in commercial offerings, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms could result in delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our platform. It may have a material adverse effect on our business, results of operations and financial condition. Third-parties may allege that additional licenses are required for our use of their software or intellectual property. We may be unable to obtain such licenses on commercially reasonable terms or at all. The inclusion in our offerings of software or other intellectual property licensed from third-parties on a non-exclusive basis could limit our ability to differentiate our offerings from those of our competitors. To the extent that our platform depends upon the successful operation of third-party software, any undetected errors or defects in such third-party software could impair the functionality of our platform, delay new feature introductions, result in a failure of our platform and injure our reputation.

Our use of open-source software could subject us to possible litigation or cause us to subject our platform to unwanted open source license conditions that could negatively impact our sales.

A significant portion of our platform incorporates open-source software, and we expect to incorporate open source software into other offerings or solutions in the future. Such open-source software is generally licensed by its authors or other third-parties under open source licenses. Little legal precedent governs the interpretation of these licenses; therefore, the potential impact of these terms on our business is unknown and may result in unanticipated obligations regarding our technologies. If a distributor of open-source software were to allege that we had not complied with its license, we could be required to incur significant legal expenses. If we combine our proprietary software with open-source software or utilize open source software in a certain manner, under some open source licenses, we could be in breach of the license if we did not release the source code of our proprietary software. Releasing our source code could substantially help our competitors develop products that are similar to or better than ours.

Payment transactions on our mobile commerce platform subject us to regulatory requirements, additional fees, and other risks that could be costly and difficult to comply with or that could harm our business.

We are required by our payment processors to comply with payment card network operating rules and we have agreed to reimburse our payment processors for any fees or fines they are assessed by payment card networks as a result of any rule violations by us or our customers. The payment card networks set and interpret the card rules. We face the risk that one or more payment card networks or other processors may, at any time, assess penalties against us, against our customers, or terminate our ability to accept credit card payments or other forms of online payments from shoppers. This would have an adverse effect on our business, financial condition and operating results.

If we fail to comply with the payment card network rules, including the Payment Card Industry Data Security Standard (“PCI-DSS”) and those of each of the credit card brands, we would breach our contractual obligations to our payment processors, financial institutions, partners and customers. Such a failure may subject us to fines, penalties, damages, higher transaction fees and civil liability. It could prevent us from processing or accepting payment cards or lead to a loss of payment processor partners, even if customer or shopper information has not been compromised.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2022, we had net operating loss (“NOL”) carryforwards of approximately $135.5 million and $28.6 million for federal and state tax purposes, respectively, that may be available to reduce future taxable income. If not utilized, the federal and state NOL carryforwards totaling approximately $128 million will begin to expire in 2037. As of December 31, 2022, approximately $7.5 million of the federal NOL carryforwards do not expire and will carry forward indefinitely until utilized.

In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code.

Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability. The NOLs that do not expire and carryforward indefinitely are limited to 80% of taxable income in the year utilized.

We face intense competition, especially from well-established companies offering solutions and related applications. We may lack sufficient financial or other resources to maintain or improve our competitive position, which may harm our ability to add new customers, retain existing customers, and grow our business.

The market for mobile commerce solutions is evolving and highly competitive. We expect competition to increase in the future from established competitors and new market entrants. With the introduction of new technologies and the entry of new companies into the market, we expect competition to persist and intensify in the future. This could harm our ability to increase sales, maintain or increase renewals, and maintain our prices. We face intense competition from other software companies that may offer related mobile commerce platform software solutions and services. Our competitors include well-known companies that have large market share.

Merger and acquisition activity in the technology industry could increase the likelihood that we compete with other large technology companies. Many of our existing competitors have, and our potential competitors could have, substantial competitive advantages such as greater name recognition, longer operating histories, larger sales and marketing budgets and resources, greater customer support resources, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources.

Some of our larger competitors also have substantially broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors, or continuing market consolidation. New start-up companies that innovate, and large companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships with agency partners, technology and application providers in complementary categories, or other parties. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure, a loss of market share, or a smaller addressable share of the market. It could also result in a competitor with greater financial, technical, marketing, service, and other resources, any of which could harm our ability to compete.

Activities of customers, their shoppers and our partners could damage our brand, subject us to liability and harm our business and financial results.

Our terms of service prohibit our customers from using our platform to engage in illegal activities and our terms of service permit us to take down a customer’s shop if we become aware of illegal use. Customers may nonetheless engage in prohibited or illegal activities or upload store content in violation of applicable laws, which could subject us to liability. Our partners may engage in prohibited or illegal activities, which could subject us to liability. Furthermore, our brand may be negatively impacted by the actions of customers or partners that are deemed to be hostile, offensive, inappropriate or illegal. In general, we do not proactively monitor or review the appropriateness of the content of our customers’ stores or our partners’ activities. Our safeguards may not be sufficient for us to avoid liability or avoid harm to our brand. Hostile, offensive, inappropriate or illegal use could adversely affect our business and financial results.

In many jurisdictions, laws relating to the liability of providers of online services for activities of their shoppers and other third-parties are being tested by actions based on defamation, invasion of privacy, unfair competition, copyright and trademark infringement, and other theories. Any court ruling or other governmental regulation or action that imposes liability on customers of online services in connection with the activities of their shoppers could harm our business. We could also be subject to liability under applicable law, which may not be fully mitigated by our terms of service. Any liability attributed to us could adversely affect our brand, reputation, ability to expand our subscriber base, and financial results.

We may be subject to additional obligations to collect and remit sales tax and other taxes. We may be subject to tax liability for past sales, which could harm our business.

State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added, and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our mobile commerce platform in various jurisdictions is unclear. These jurisdictions’ rules regarding tax nexus are complex and vary significantly. As a result, we could face tax assessments and audits. Our liability for these taxes and associated penalties could exceed our original estimates. Jurisdictions in which we have not historically collected or accrued sales, use, value added, or other taxes could assert our liability for such taxes. This could result in substantial tax liabilities and related penalties for past sales. It could also discourage customers from using our platform or otherwise harm our business and operating results.

Changes in tax laws or regulations that are applied adversely to us or our customers could increase the cost of our mobile commerce platform and adversely impact our business.

New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Any new taxes could adversely affect our domestic and international business operations and our business and financial performance. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified or applied adversely to us. These events could require us or customers using our mobile commerce platform to pay additional tax amounts on a prospective or retroactive basis. They could require us or our customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future customers may elect not to continue to subscribe or elect to subscribe to our mobile commerce platform in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance, operating and other costs, as well as the costs of our platform. Any or all of these events could adversely impact our business and financial performance.

Our directors and officers will continue to exercise significant control over our operations.

As of April 12, 2023, our management and Board, held approximately 29.6% of the voting power of our common stock, but excluding the exercise of warrants. Accordingly, our executive officers and directors will continue to have a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the Company or other matters that could affect your ability to ever resell your securities. Their interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

The requirements of being a public company may strain our resources and distract management.

As a result of being a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Ineffective internal controls could impact the Company’s business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company’s financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company’s business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.

Changing economic conditions and other effects caused by COVID-19 could negatively impact our business.

The Company’s operations may be affected by the recent and ongoing outbreak of COVID-19 which has been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s combined financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the ability of our management team to provide services to us, unavailability of supplies or third-party consulting services used in operations, and the decline in value of assets held by the Company, including, property held by the Company, as well as the availability of capital and the ability for retailers to purchase our products. The COVID-19 pandemic and mitigation measures have had and may continue to have, and any future epidemic disease outbreak may have, an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We will depend on a large volume of merchants and retailers paying us a small monthly usage fee which may mean a high cost of customer acquisition during the first two to three years of our operation.

Our SaaS software will target thousands of potential independent merchants and retail customers across multiple markets and in various locations. Each of these customers will pay us a small monthly usage fee for the use of our SaaS offering. As a result, in the first several years of our operation, customer acquisition costs and set up fees may be high in relation to subscription fees collected over the launch period. The Company expects a period of two to three years to reach suitable subscription levels to offset customer acquisition fees.

We currently are dependent on a small number of customers, and any loss of one of our current customers, or the failure to attract additional customers could adversely affect the Company’s ability to operate or generate revenue.

We currently are dependent on eight customers for our operations, who supply us with limited revenue. Since we have a limited operating history, we cannot be certain that we will attract additional customers, or enough customers to successfully grow our business, generate additional revenue, or achieve our performance goals, which could result in the complete loss of your investment.

We currently depend on third party platforms for a portion of our business.

A portion of our sales revenue will be dependent on third-party eCommerce platforms such as Shopify and WooCommerce to host our software. As independent companies, providers of the third party platforms make their own business decisions. In the event that one of these platforms becomes redundant or completely changes some of their policies it may have a negative impact on our business and result in loses of business or existing customers. Their financial condition could also be adversely affected by conditions beyond our control, and our business could suffer as a result. Deteriorating economic conditions could negatively impact the financial viability of third party platform providers. Any of these factors could negatively affect our business and financial performance.

Growth of our operations will depend on the acceptance of our products by our retail clients.

The acceptance by our customers of our newly modified mobile Shelfy applications, as well as additional mobile product offerings which are currently undergoing modification from original enterprise software module formats, is critically important to our success. Shifts in user preferences away from the functionality of our mobile applications, our inability to effectively market our mobile application products so that they appeal to consumers or changes in our products that eliminate product attributes popular with some consumers could harm our business. Our success depends significantly on meeting the specific needs of our retail clients on an ongoing basis, competitive pricing and ease of use by the end consumer. If we are unable to continuously meet these needs there may be material adverse effects on our sales, results of operations, business and financial condition.

We cannot be certain that the products that we offer will become, or continue to be, appealing, and as a result, there may not be any demand for these products and our sales could decrease, which would result in a loss of revenue. Additionally, there is no guarantee that interest in our products will continue, which could adversely affect our business and revenues.

Demand for products which we sell depends on many factors, including:

•	the number of customers we are able to attract and retain over time;

•

the competitive environment in the mobile commerce industry, as well as the mobile application industry as a whole, may force us to reduce prices below our desired pricing level or increase promotional spending; and

•	the ability to anticipate changes in user preferences and to meet customers’ needs in a timely cost effective manner.

All of these factors could result in immediate and longer term declines in the demand for the products we plan to offer, which could adversely affect our sales, cash flows and overall financial condition. An investor could lose his or her entire investment as a result.

We have limited management resources and are dependent on key executives.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Elchanan (Nani) Maoz, acting Chief Executive Officer, president and director, James Alexander Brodie, acting Chief Financial Officer, treasurer and director, and Jonah Meer, secretary and director, as well as key members of our executive management team and others in key management positions. We plan to appoint a full-time chief executive officer, who will replace Nani Maoz once we have sufficient working capital to justify such a change. Mr. Maoz currently spends approximately fifty percent of his time with respect to efforts on behalf of the Company. Mr. Brodie will serve as acting Chief Financial Officer until a permanent Chief Financial Officer is appointed. We plan to appoint additional independent directors in the future, however, until any potential additional directors or officers are appointed, we may not have sufficient managerial resources to successfully manage the increased business activity envisioned by our business strategy. In addition, our future success depends in large part on the continued service of our current management team. We have not entered into employment agreements with our management team. If our officers and directors choose not to serve or if they are unable to perform their duties, and we are unable to retain a qualified replacement, this could have an adverse effect on our business operations, financial condition and operating results if we are unable to replace the current officers and directors with other qualified individuals.

If we are unable to keep up with rapid technological change, we may be unable to meet the needs of our customers, which could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

Our market is characterized by rapid technological change and frequent new product announcements. Significant technological changes could render our existing technology obsolete. We are active in the research and development of new products and technologies and in enhancing our current products. However, research and development in our industry is complex and filled with uncertainty. For example, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, any of which may result in lost market opportunities. In addition, these new products may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If our efforts do not lead to the successful development, marketing and release of new products that respond to technological developments or changing customer needs and preferences, our revenues and market share could be materially and adversely affected. We may expend a significant amount of resources in unsuccessful research and development efforts. In addition, new products or enhancements by our competitors may cause customers to defer or forego purchases of our products. Any of the foregoing could materially and adversely affect our financial condition and results of operations and reduce our ability to grow our market share.

We have operations located in Israel, and therefore our results may be adversely affected by political, military and economic conditions in Israel.

Our subsidiary, Stratford, operates in Israel, and therefore our business and operations may be directly influenced by the political, economic and military conditions affecting Israel at any given time, including, without limitation, the judicial reform efforts currently led by the Israeli government, the final form of which is yet unknown. A change in the security and political situation in Israel could have a material adverse effect on our business, operating results and financial condition. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, including Hezbollah in Lebanon and Hamas in the Gaza Strip. In the last several years, these conflicts have involved missile strikes against civilian targets in various parts of Israel, particularly in southern Israel and have negatively affected business conditions in Israel. In addition, political uprisings and conflicts in various countries in the Middle East, including Syria and Iraq are affecting the political stability of those countries. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East.

In the event that our facilities are damaged as a result of hostile action or hostilities otherwise disrupt our ongoing operation our ability to provide services to our customers could be materially adversely affected. Additionally, the operations of our Israeli suppliers and contractors may be disrupted as a result of hostile action or hostilities, in which event our ability to operate may be materially adversely affected.

Furthermore, several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities or political instability in the region continues or intensifies. These restrictions may limit materially our ability to operate in these countries or sell our products to companies in these countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business, operating results and financial condition.

Any downturn in the Israeli economy may also have a significant impact on our business. Israel’s economy has been subject to numerous destabilizing factors, including a period of rampant inflation in the early to mid-1980’s, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest.

Many of our employees in Israel are required to perform military reserve duty.

All non-exempt male adult permanent residents of Israel under the age of 40, including some of Stratford’s employees, are obligated to perform military reserve duty and may be called to active duty under emergency circumstances. In the past there have been significant call ups of military reservists, and it is possible that there will be additional call-ups in the future. While Stratford has operated effectively despite these conditions in the past, we cannot assess the impact these conditions may have on it in the future, particularly if emergency circumstances occur. Our operations could be disrupted by the absence for a significant period of one or more of our key employees or a significant number of our other employees due to military service. Any disruption in our operations would harm our business.

We may be adversely affected by a change of the Israeli Consumer Price Index.

Our exposure to market rate risk for changes in the Israeli Consumer Price Index (the “Israeli CPI”) relates primarily to loans borrowed by us from banks and other lenders. While we do not currently have any loans linked to the Israeli CPI, we may require additional financing by means of loans linked to the Israeli CPI, in which case we will be exposed to the risk that the rate of Israeli CPI, which measures inflation in Israel, will exceed the rate of devaluation of the NIS in relation to the U.S. Dollar or that the timing of this devaluation lags behind inflation in Israel. This would have the effect of increasing the Dollar cost of our borrowings.

Provisions of Delaware law or the Charter could delay or prevent an acquisition of the Company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change our management.

The Charter contains provisions that may discourage an unsolicited takeover proposal that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include: the absence of cumulative voting in the election of directors; advance notice requirements for stockholder proposals or nominations of directors; limitations on the ability of stockholders to call special meetings or act by written consent; and the requirement that certain amendments to the Charter be approved by 75% of the voting power of the outstanding shares of our capital stock.

Risks Related to our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to integrate operations, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

•	announcements of new or similar products by our competitors;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There currently is a limited liquid trading market for our common stock and we cannot assure investors that a robust trading market will ever develop or be sustained for our common stock.

To date, there has been a limited trading market for our common stock on the OTC Pink Market. We cannot predict how liquid the market for our common stock may become. A lack of an active market may impair investors’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable. The lack of an active trading market may impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using our common stock as consideration. For companies whose securities are traded in the OTC Pink Market, it is generally more difficult to obtain accurate quotations, to obtain coverage for significant news events (because major media channels generally do not publish press releases about such companies) and to obtain needed capital.

We are subject to the penny stock rules which will make shares of our common stock more difficult to sell.

We are subject now and, in the future, may continue to be subject, to the SEC’s “penny stock” rules if our shares of common stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our common stock. As long as our shares of common stock are subject to the penny stock rules, the holders of such shares of common stock may find it more difficult to sell their securities.

A significant portion of our total outstanding shares of common stock may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the market perception that the holders of a large number of shares of common stock intend to sell shares of common stock, could reduce the market price of our common stock. As of April 12, 2023, we had 271,635,247 shares of common stock outstanding, excluding shares underlying warrants and stock options.

We have not and may never pay dividends to shareholders.

We have not declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion, and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

If equity research analysts do not publish research or reports about our business, issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analyst downgrades our stock, issues other unfavorable commentary or ceases to publish reports about us or our business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 30 North Gould Street, Suite 2990, Sheridan, Wyoming 82801, for which we pay $30.00 per month on a month-to-month basis.

Our operations internationally are registered at Raoul Wallenberg 18, Building D, 6th Floor, Ramat Hachayal, Tel Aviv, Israel. Stratford Ltd. has a short-term lease agreement with Regus Co-Working Offices on a month to month basis. The location of the leased office is Atrium Tower, 18th floor, Zeev Jabotinsky St 2, Ramat Gan, 5250501, Israel. The cumulative monthly lease fees are approximately $9,800 USD for a total of approximately 400 square feet.

We consider the current space to be adequate and will reassess our needs based upon future growth.

Item 3. Legal Proceedings.

We are not aware of any pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, or any owner of record or beneficially of more than 5% of any class of our voting securities is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the over-the-counter market and is quoted on the OTC Pink Market under the symbol “WOWI.” Because our common stock is not listed on a securities exchange and its quotations on the OTC Pink Market are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low bid prices of our common stock for each fiscal quarter during the fiscal years ending December 31, 2022 and 2021. This information was obtained from the OTC Pink Market and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$0.14	$0.0475
Second Quarter	$0.14	$0.065
Third Quarter	$0.10	$0.045
Fourth Quarter	$0.1172	$0.0423

	COMMON STOCK PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2021:
First Quarter	$0.35	$0.0065
Second Quarter	$0.2799	$0.061
Third Quarter	$0.125	$0.04
Fourth Quarter	$0.174	$0.07

Holders

As of April 17, 2023, there were 70 holders of record of our common stock.

Dividends

We have never paid a cash dividend on our common stock and do not expect to pay a cash dividend in the near future. We currently intend to retain future earnings, if any, to finance our operations and expand our business.

Sales of Unregistered Securities

Between June 30, 2022 and October 18, 2022, the Company received a total of $869,000 in cash proceeds from certain Note and Securities Purchase Agreements (the “Offering Notes”), and rolled over $570,000 of previously incurred debt under certain notes entered into during the first quarter, including accrued interest (the “New Notes”), with each of the Offering Notes and New Notes having a term of 15 months from issue date, bearing interest at a rate of 10% per annum, with accrued interest payable monthly in arrears in cash commencing on October 1, 2022. Further the Company issued a total of 10,214,547 shares of common stock to the noteholders in conjunction with the terms of the agreements. The Company paid commissions of approximately $63,000 in respect to the aforementioned transactions, of which $48,818 was paid to a company controlled by our CEO.

On November 30, 2022, the Company received $150,000 in cash proceeds from an additional noteholder that entered into the Offering Notes. The terms of the Offering Note issued in connection with this $150,000 are the same as the Offering Notes described above. The Company issued a total of 1,050,000 shares of common stock to this noteholder in conjunction with the terms of the agreement.

On December 28, 2022, the Company received an additional $350,000 in cash proceeds from a noteholder that invested in the original round of Offering Notes. The terms of the Offering Note issued in connection with this additional $350,000 are the same as the Offering Notes described above. The Company issued a total of 2,450,000 shares of common stock to this noteholder in conjunction with the terms of the agreement. The Company paid commissions of approximately $37,294 in respect of the aforementioned transaction, all of which was paid to a company controlled by our CEO.

All of the above listed issuances were issued in reliance upon an exemption provided by Regulation S and/or Section 4(2) promulgated under the Securities Act.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to assist you in understanding our financial condition and results of operations and should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Many of the amounts and percentages in this section have been rounded for convenience of presentation, but actual recorded amounts have been used in computations. Accordingly, some information may appear not to compute accurately.

Overview

Our Mission

We enable retailers to grow their business, using mobile commerce to better engage their customers, both in-store and online with no coding required.

Our Objective

We are focused on changing the way retailers integrate mobile commerce solutions within their business. Our multi-model, plug and play mobile commerce platform enables retailers to launch their own branded mobile application serving as an additional sales channel in a matter of a few hours with no coding required.

Through our recently incorporated Israeli tech company, Stratford, we will continue to merge the functionality of mobile technology, artificial intelligence “AI”, and machine learning enabling retailers to quickly and easily bring their business online to significantly:

•	Increase customer retention;

•	Increase average basket size;

•	Increase Up sell and Cross sell; and

•	Increase customers lifetime value CLV.

We have recently completed the transformation of our acquired suite of software products to a fully modular SaaS based platform. This will enable us to scale the company significantly, onboarding multiple retailers simultaneously without any additional integration costs. Our first two mobile commerce app modules launched in August and September, 2022 on each of Shopify and WooCommerce and are currently available for consumers to download.

Highlights

The following are highlights of our operating results for the year ended December 31, 2022:

•

Revenue. During the year ended December 31, 2022, we generated revenue of $74,703. During the year ended December 31, 2021, we generated revenue of $170,622. Our revenue for each of the years ended December 31, 2022 and 2021 is primarily attributed to subscription fees related to our legacy enterprise software application and initial revenue related to our recently launched SaaS mobile commerce software platform.

•

Operating expenses. During the year ended December 31, 2022, our operating expenses were $2,797,382. During the year ended December 31, 2021, our operating expenses were $2,217,626. Our operating expenses include management fees, research and development costs, general and administrative expenses, and sales and marketing costs.

•

Net (loss). During the year ended December 31, 2022 and the year ended December 31, 2021, the Company reported a net loss of $3,926,954 and $3,341,980, respectively, or a loss of approximately $0.02 and $0.04 per share.

We are currently onboarding customers for our recently launched SaaS mobile commerce suite. The Shelfy mobile app, which launched on August 1, 2022, is open to all merchants on the Shopify marketplace and can be accessed at https://apps.shopify.com/shelfy.  The Shelfy mobile app also launched on WooCommerce on September 1, 2022 and is available to all WooCommerce developers, online stores, brands, and retailers at https://he.wordpress.org/plugins/shelfy-mobile-commerce-platform/.

Our recently launched mobile commerce apps represent over 14 months of post feasibility development including reprogramming and industry required modifications to transform our suite of Shelfy enterprise commerce software applications from IOS and Android to flutter applications, among other modifications for initial integration with WooCommerce and Shopify reseller platforms. We  believe that the re-developed Shelfy software suite, now a single format mobile commerce offering available to all industry users, and fully customizable by the user, will generate increasing revenues period over period through recurring monthly subscriptions.

Historically, the Company was not generating revenue from its operations. Upon acquisition of the Shelfy intellectual property in 2021, we acquired two legacy customer accounts, using the existing Shelfy enterprise commerce software, one of which customer contracts terminated prior to close of fiscal 2022.  As of December 31, 2022 the Company has one remaining client for its legacy enterprise software. To date we have only onboarded seven new customers for our redeveloped “one-stop-shop” mobile commerce application.  We expect our operational expenses to continue to exceed incoming revenues until such time as our recently launched mobile software suite obtains sufficient customer subscriptions to meet our ongoing expenses.  We expect we will be required to support the sale of our downloadable mobile commerce app with substantial marketing expenditures. We expect to continue to onboard new customers on a monthly basis through 2023 as we focus on marketing our current software offering. While we continue to develop and expand our primary business operations during 2023, our revenues are not expected to be sufficient to meet our ongoing expenses.

Recent Developments

The Company has recently entered into two licensing and marketing agreements with industry partners based in Israel whereby Stratford has granted licenses for third parties to market and sell Shelfy to their clients consisting of thousands of customers. Under the terms of the agreements our industry partners will manage the marketing and sales activity with their customers in exchange for a commission from the total receipts that Stratford receives from such sales.

Uncertainties in our Business

We believe that the key uncertainties in our business are as follows:

•

We believe that expanding our marketing team, which may result in significant advertising expenses, will be necessary in order to increase product awareness in order to compete with our competitors, including large and well established brands with access to significant capital resources.

•	Customer trends and tastes can change for a variety of reasons including government regulations and variation in demographics. We will need to be able to adapt to changing preferences in the future.

•	Our sales growth is dependent upon maintaining our relationships with existing and future customers, which includes sales to large retailers.

Results of Operations

Years Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue

We have generated $74,703 in revenue during the year ended December 31, 2022 compared to $170,622 during the year ended December 31, 2021. The reduction in revenue during the year ended December 31, 2022 is a direct result of the expiration of a multi-year subscription services contract for our legacy enterprise software.

Cost of Revenue

Cost of revenue in the year ended December 31, 2022 totaling $49,355 (2021 - $0) primarily consists of salaries paid to employees, certain share based compensation expenses and software hosting costs.

Operating Expenses

For the years ended December 31, 2022 and 2021 we had the following operating expenses:

	Years Ended December 31,
	2022	2021

Operating expenses
Cost of revenue	$49,355	$-
Research and development expenses	816,629	-
General and administrative	1,616,513	1,896,070
Management Fees	168,603	116,089
Sales and Marketing	146,282	205,467
Total operating expenses	$2,797,382	$2,217,626

Total operating expenses for the year ended December 31, 2022 were $2,797,382 compared to total operating expenses of $2,217,626 for the year ended December 31, 2021. The increase in operating expenses during the year ended December 31, 2022 is predominantly the result of $816,629 in expenditures on research and development in the current year following the commercial launch of our mobile SaaS software product in August 2022. The Company expended $1,616,513 in the current year ended December 31, 2022, compared to $1,896,070 during the year ended December 31, 2021 on general and administrative expenses, including salaries, $146,282 on sales and marketing compared to $205,467 during the comparative year ended December 31, 2021, and $168,603 on management fees compared to $116,089 during the prior year ended December 31, 2021.

Other Income (Expenses)

Other expense for the years ended December 31, 2022 and 2021 totaled $1,204,275 and $1,294,976, respectively. Finance costs of $1,319,136 in the year ended December 31, 2022 related primarily to the value of stock purchase warrants and shares of common stock issued as financing costs in respect to certain notes payable during the year ended December 31, 2022, as compared to finance costs of $1,294,976 during the year ended December 31, 2021 related to certain commission fees paid in respect to a financing by way of sales of restricted shares common stock, and costs related to the associated issuance of agent warrants.

During the year ended December 31, 2022 other expense was offset by $114,861 as a result of an income tax refund with no comparable result in the year ended December 31, 2021.

Net Loss

We had a net loss of $3,926,954 during the year ended December 31, 2022 compared to a net loss of $3,341,980 during the year ended December 31, 2021.

Statement of Cash Flows

Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years presented:

	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$(1,801,986)	$(805,402)
Net cash used in investing activities	(1,022,114)	(3,417,237)
Net cash provided by financing activities	1,939,000	5,131,000
Foreign exchange gain (loss)	(11,962)	195,676
Increase (decrease) in cash	(885,100)	908,361
Cash end of year	$231,763	$1,128,825

Cash used in operating activities:

Net cash used in operating activities was $1,801,986 for the year ended December 31, 2022 compared to net cash used in operating activities of $805,402 for the year ended December 31, 2021. Net cash used in operating activities for the year ended December 31, 2022 was primarily the result of the net loss, offset by non-cash financing fees of $1,156,145, stock based compensation of $414,346, depreciation and amortization of $414,346 and non-cash lease expenses of $1,300, as well as changes to operating assets and liabilities, including an increase to accounts receivable of $11,842, a decrease to prepaid expenses of $81,155, and an increase to accounts payable of $11,907. Net cash provided by operating activities for the year ended December 31, 2021 was primarily the result of the net loss of $3,341,980, offset by non-cash financing fees of $1,137,728, stock based compensation of $1,144,077, depreciation and amortization of $328 and non-cash lease expenses of $556, and changes to operating assets and liabilities, including an increase to accounts payable of $502,109, an increase to accounts receivable of $18,238 and an increase to prepaid expenses of $229,961.

Cash used in investing activities:

The Company purchased assets for a cash value of $18,428 and capitalized certain intangible assets of $1,003,686 during the year ended December 31, 2022. During the comparative year ended December 31, 2021 the Company capitalized certain intangible assets totaling $3,409,906 and purchased assets for a cash value of $7,331.

Cash provided by financing activities:

Net cash provided by financing activities during the year ended December 31, 2022 totaled $1,939,000 comprised of $570,000 in proceeds from certain short term notes payable and proceeds from long term debt of $1,369,000 as compared to $5,131,000 in proceeds from the sale of common shares and units under our SAFE and a PIPE during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $231,763. We are in the early stage of development having acquired certain intellectual property assets through a bankruptcy proceeding during fiscal year 2021 that the Company has only recently begun to operate. We have experienced net losses to date and have generated modest revenue from operations during the year ended December 31, 2022, which raises substantial doubt about our ability to continue as a going concern. While we have raised additional proceeds totaling $1,939,000 during the year ended December 31, 2022 by way of  notes payable and certain note and securities purchase agreements, these funds are not sufficient to meet ongoing operations expenses. We will require substantial additional funds for operations in order to meet our software marketing and business expansion objectives in fiscal year 2023 and beyond. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financings. There can be no assurance the necessary financing will be available to meet our timeline. We expect to continue to onboard additional customers for our existing software suite and our new software offering that launched during fiscal year 2022, however, we do not believe revenues from operations in fiscal year 2022 will be sufficient to meet our operational overhead. We currently believe that the Company’s cash requirement during the following twelve months is approximately $5,000,000. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs for fiscal year 2023.

During the year ended December 31, 2022 we received $1,939,000 in proceeds from certain notes payable including $170,000 from companies controlled by our Chief Executive Officer and President, Mr. Elchanan Maoz.  Subsequent to December 31, 2022 we have received proceeds of $250,000 from investors in the form of subscriptions under our current offering at $0.12 per unit for a total of 2,083,333 shares of common stock and 520,822 common stock purchase warrants for exercise at $0.15 per share, and a further $67,500 (NIS 250,000) as a result of a short term loan from a local Israeli bank for operations of our subsidiary, Stratford Ltd.

Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has recently acquired operating assets, is generating modest revenues, and is in the process of pursuing expansion of its new business venture.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, conducting revenue generating operations or expanding the Company’s existing business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking a further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The Registration Statement received notice of effect on December 1, 2022.  Further the Company entered into certain 15 months Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022  to assist with operational shortfalls.

There are no assurances the Company will succeed in implementing its plans. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•

an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with us.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 3 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

Revenue Recognition

We derive our revenues primarily from subscription fees for access to our software offerings, collected monthly, as well as from limited sales of customized professional services. We recognize revenues when a contract exists between us and a customer and upon transfer of control of promised products or services to such customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenues when, or as, the Company satisfies a performance obligation.

Stock-Based Compensation

We account for stock options granted to employees, non-employees, and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.

Compensation expense is recognized on a graded-vesting method over the requisite service period. Forfeitures are accounted for as they occur.

Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Intangible assets

The Company recognizes assets for customer relationships, developed technology, post-technological feasibility software development costs, patents and finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, generally from 3 to 8 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and trade names is recognized in sales and marketing expenses.

During the year ended December 31, 2021, the Company recorded assets acquired in the cumulative amount of approximately $3.4 million (cash proceeds, share based consideration and the assumption of certain repayable grants issued by the government of Israel which financed certain development activities related to the intellectual property) purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. Intangible assets acquired included intellectual property and trademarks, including rights in patents in so far as they exist and rights of claim (if and in so far as they exist and are transferrable) for infringement of the aforementioned intellectual property and the future estimated value of certain customer relationships. We initially record acquired intangible assets at their estimated fair values and we review these assets periodically for impairment.

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Israeli Shekel.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “General and Administrative” on the Company’s consolidated statements of operations.

Software Research and Development Expenditures

Software development expenditures consist primarily of costs associated with the on-going modifications to certain software acquired from Royal App including employee compensation and certain stock based compensation associated with certain employee contracts, as well as other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development incurred pre-technological feasibility are expensed as incurred. Post-technological feasibility expenditures are capitalized as incurred. During the period ended December 31, 2021, the company recorded assets acquired in the cumulative amount of approximately $3.4 million purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. During the year ended December 31, 2021, we capitalized approximately $990,000 in ongoing development expenditures incurred post-technological feasibility, and $28,483 in patent related expenditures.

During the year ended December 31, 2022, we capitalized an additional $1 million in ongoing development expenditures as we continued to complete the programming required for the transfer of iOS and Android operating systems to Flutter, and integrate our SaaS product with the major online retailing platforms Shopify and WooCommerce.

Impairment

We account for indefinite-lived intangible assets using the accounting guidance in ASC 350-30-35. The Company tests for impairment annually, or more frequently if events or circumstances indicate the asset might be impaired, by comparing the fair value of the assets to their carrying amount. Alternatively, the Company’s management may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative assessment. The Company presently has one reporting unit; and all intangible assets are included in this single reporting unit, therefore, all of its intangible assets are associated with the entire company. As a result the Company presently has the option to bypass the qualitative assessment and perform the quantitative assessment.

The Company reviews the valuation of long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Impairment testing is performed at the asset group level.

Recent Accounting Pronouncements

As of December 31, 2022, the Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included in this Annual Report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 27, 2023, we informed Gries and Associates, LLC (“Gries”) of its dismissal as our independent registered public accounting firm and then engaged B.F. Borgers CPA, PC as our independent registered public accounting firm to audit our financial statements as the successor to Gries.

During our two most recent fiscal years ended December 31, 2022 and December 31, 2021 and the subsequent interim period through January 27, 2023: (i) there were no disagreements with Gries on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to Gries’ satisfaction, would have caused Gries to make reference to the subject matter of the disagreement in connection with its reports as described in Item 304(a)(1)(iv) of Regulation S-K and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

As of December 31, 2022, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer [and principal financial officer], we conducted an evaluation of the effectiveness, as of December 31, 2022, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of December 31, 2022 as described below:

•	Implementation of enhanced cost allocation processes with respect to costs of goods sold;
•	Implementation of enhanced cut off processes and procedures for our controlled subsidiary;
•	Continuing to enhance our impairment testing procedures with the assistance of our third party experts.

The material weaknesses did not result in any restatements of consolidated financial statements previously reported by us, there were no changes in previously released financial results and management concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management has, and will continue to, allocate resources as available to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of additional processes to bolster accuracy of underlying assumptions and (iii) the implementation of more detailed month end and quarter close procedures for installation at our operating subsidiary location to enhance procedures currently in place. Management is committed to maintaining a strong internal control environment and allocating the necessary resources to remediate the 2022 identified material weaknesses.

Our independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, B.F. Borgers CPA, PC, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 10; provided, however, that such information shall not be incorporated herein:

●

if the information that is responsive to the information required with respect to this Item 10 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●

if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 11. Executive Compensation.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 11; provided, however, that such information shall not be incorporated herein:

●

if the information that is responsive to the information required with respect to this Item 11 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●

if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 12; provided, however, that such information shall not be incorporated herein:

●

if the information that is responsive to the information required with respect to this Item 12 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●

if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 13; provided, however, that such information shall not be incorporated herein:

●

if the information that is responsive to the information required with respect to this Item 13 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●

if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

Item 14. Principal Accounting Fees and Services.

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2023 annual meeting of stockholders that is responsive to the information required with respect to this Item 14; provided, however, that such information shall not be incorporated herein:

●

if the information that is responsive to the information required with respect to this Item 14 is provided by means of an amendment to this Annual Report on Form 10-K filed with the SEC prior to the filing of such definitive proxy statement; or

●

if such proxy statement is not filed with the SEC within 120 days after the end of the Company’s most recently completed fiscal year, in which case the Company will provide such information by means of an amendment to this Annual Report on Form 10-K filed with the SEC within such 120-day period.

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) List of Financial Statements, Financial Statement Schedules and Exhibits.

(1) Financial Statements. The following financial statements of Metro One Telecommunications, Inc. are included in this Annual Report beginning on page F-1:

(2) Financial Statement Schedules.

Schedules required by this item have been omitted since they are either not required or not applicable or because the information required is included in the consolidated financial statements included elsewhere herein or the notes thereto.

(3) Exhibits. The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference, as indicated.

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement, by and between the Yaron Elhawi, in his capacity as trustee for Royal App Ltd and the Company, dated as of March 2, 2021, and supplemented as of March 9, 2021.	S-1	2.1	02/11/2022

3.1	Certificate of Incorporation.	S-1	3.1	02/11/2022

3.2	Amended and Restated Bylaws.	S-1	3.3	02/11/2022

4.1	Specimen Metro One Telecommunications, Inc. Common Stock Certificate.				x

10.1	Form of the Subscription Agreement used with Metro One Telecommunication, Inc.’s Registration Statement on Form S-1.	S-1	10.1	09/07/2022

10.2	Form of the Warrant used with the Metro One Telecommunication, Inc.’s Registration Statement on Form S-1.	S-1	10.2	09/07/2022

10.3	Metro One Telecommunication, Inc.’s 2021 Stock Incentive Plan.	S-1	10.3	02/11/2022

10.4	Consulting Agreements with Bianca Meger.	S-1	10.4	02/11/2022

10.5	Form of SAFE funding agreement.	S-1	10.5	02/11/2022

10.6	Form of Subscription Agreement for PIPE financing.	S-1	10.6	02/11/2022

10.7	Form of Warrant issued in connection with PIPE financing.	S-1	10.7	02/11/2022

10.8	Form of Warrant issued to CLOS Trading Ltd.	S-1	10.8	02/11/2022

10.9	Form of Note Purchase Agreement and Promissory Note March 2022.	S-1	10.9	09/07/2022

10.10	Form of Warrant issued in connection with Note Purchase Agreement March 2022.	S-1	10.10	09/07/2022

10.11	Promissory Note between the Company and Everest Credit LP dated June 6, 2022.	S-1	10.11	09/07/2022

10.12	Form of Promissory Note and Note Purchase Agreement between the Company and Maoz Everest Fund Management Limited dated June 29, 2022.	S-1	10.12	09/07/2022

10.13	Form of Warrant issued to Maoz Everest Fund Management Limited.	S-1	10.13	09/07/2022

10.14	Form of Note and Securities Purchase Agreement August 2022.	S-1	10.14	09/07/2022

10.15	Form of Promissory Note August 2022.	S-1	10.15	09/07/2022

16.1	Letter from Gries and Associates, LLC, dated January 31, 2023.	8-K	16.1	01/31/2023

21.1	List of Subsidiaries.				x

23.1	Consent of Gries and Associates LLC				x

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				x

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

101.INS	Inline XBRL Instance Document.				x

101.SCH	Inline XBRL Taxonomy Extension Schema Document.				x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				x

(b) Exhibits. The exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference. Please see the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated into this Item 15(b) by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRO ONE TELECOMMUNICATIONS, INC.

Date: April 18, 2023	By:	/s/ Elchanan Maoz
Elchanan Maoz
Chief Executive Officer, President and Director
(Principal Executive Officer)

	By:	/s/ James Brodie
James Brodie
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elchanan Maoz	Chief Executive Officer, President and Director	April 18, 2023
Elchanan Maoz	(Principal Executive Officer)

/s/ James Brodie	Chief Financial Officer, Treasurer and Director	April 18, 2023
James Brodie	(Principal Financial and Accounting Officer)

/s/ Jonah Meer	Secretary and Director	April 18, 2023
Jonah Meer

 Metro One Telecommunications, Inc.

FINANCIAL STATEMENTS

Years ended December 31, 2022 and 2021

With Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Metro One Telecommunications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Metro One Telecommunications, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2023 Lakewood, CO April 18, 2023

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Metro One Telecommunications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Metro One Telecommunications, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $136,809,383. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO September 1, 2022

Metro One Telecommunications, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$231,763	$1,128,825
Accounts receivable	27,756	18,865
Prepaid expenses	99,036	180,808
Royalty receivable	176,690	200,166
Other current assets	16,818	30,104
Total current assets	552,063	1,558,768

Property and equipment. net	18,939	7,244
Intangible assets, net	5,326,327	4,422,352
Operating lease right-of-use assets	17,845	34,432
Other assets	26,735	21,911
Total assets	$5,941,909	$6,044,707

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$529,015	$569,320
Current portion of operating lease liabilities	12,118	12,835
Total current liabilities	541,133	582,155

Debt	1,959,221	-
Other liability	169,909	194,898
Operating lease liabilities	7,455	22,173
Total liabilities	2,677,718	799,226

Stockholders’ equity
Common stock, $0.0001 par value; 600,000,000 shares authorized. 271,635,247 and 257,920,700 shares issued and outstanding as at December 31, 2022 and December 31, 2021, respectively	27,163	25,792
Additional paid in capital	142,786,091	140,858,794
Accumulated deficit	(139,543,981)	(135,617,027)
Other comprehensive income	(5,082)	(22,078)
Stockholders’ equity	3,264,191	5,245,481
Total Liabilities and Stockholders’ Equity	$5,941,909	$6,044,707

The accompanying notes are an integral part of these audited consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Operations

and Other Comprehensive Income

	Years Ended December 31,
	2022	2021

Revenues	$74,703	$170,622

Operating expenses
Cost of revenue	49,355	-
Research and development expenses	816,629	-
General and administrative	1,616,513	1,896,070
Management Fees	168,603	116,089
Sales and Marketing	146,282	205,467
Total operating expenses	2,797,382	2,217,626

Operating (loss)	2,722,679	2,047,004

Other income (expense)
Income tax refund	114,861	-
Finance costs	(1,319,136)	(1,294,976)
Total other income (expense)	(1,204,275)	(1,294,976)

Loss	$(3,926,954)	$(3,341,980)

Basic and diluted net loss per common share	$(0.02)	$(0.04)

Weighted average shares – basic and diluted	261,394,899	94,175,874

Other Comprehensive Income (loss)
Net Loss	$(3,926,954)	$(3,341,980)
Foreign currency translation adjustment	16,996	(22,078)
	$(3,909,958)	$(3,364,058)

The accompanying notes are an integral part of these audited consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2020	1,000	$10,000,000	6,233,326	$623	$122,248,037	$-	$(132,275,047)	$(26,387)
Preferred shares converted*	(1,000)	(10,000,000)	71,683,250	7,168	9,992,832	-	-	-
Share issuance under acquisition of assets	-	-	22,647,751	2,265	1,130,123	-	-	1,132,388
Share issuance under private placement	-	-	151,694,435	15,170	5,115,830	-	-	5,131,000
Share issuance as financing costs	-	-	5,661,938	566	282,530	-	-	283,096
Stock warrants granted as financing costs	-	-	-	-	854,632	-	-	854,632
Stock based compensation	-	-	-	-	1,144,077	-	-	1,144,077
Capitalized stock-based compensation	-	-	-	-	90,733	-	-	90,733
Foreign currency translation adjustment	-	-	-	-	-	(22,078)	-	(22,078)
Net loss	-	-	-	-	-	-	(3,341,980)	(3,341,980)
Balance at December 31, 2021	-	-	257,920,700	25,792	140,858,794	(22,078)	(135,617,027)	5,245,481
Stock warrants granted as financing costs	-	-			165,603			165,603
Stock issued as financing costs	-	-	13,714,547	1,371	989,171			990,542
Stock based compensation	-	-			414,346			414,346
Capitalized stock-based compensation	-	-			358,177			358,177
Foreign currency translation adjustment	-	-	-	-	-	16,996	-	16,996
Net loss	-	-	-	-	-	-	(3,926,954)	(3,926,954)
Balance at December 31, 2022	-	$-	271,635,247	$27,163	$142,786,091	$(5,082)	$(139,543,981)	$3,264,191

*Upon a recapitalization and a reorganization of the Company from Oregon to Delaware effective August 9, 2021, the Preferred stock was eliminated with the Series A Convertible Preferred stock having prior converted to shares of common stock.

The accompanying notes are an integral part of these audited consolidated financial statements.

Metro One Telecommunications, Inc.

Consolidated Statements of Cash Flows

	For Year Ended December 31,
	2022	2021

Cash flows used in operating activities:
Net loss	$(3,926,954)	$(3,341,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,957	328
Non-cash operating lease expense	1,300	556
Stock and warrants issued as financing costs	1,156,145	1,137,728
Stock based compensation	414,346	1,144,077
Changes in certain assets and liabilities:
Accounts receivable	(11,842)	(18,238)
Prepaid costs and other assets	81,155	(229,982)
Accounts payable and other liability	11,907	502,109
Net cash provided by (used in) operating activities	(1,801,986)	(805,402)

Cash flows from investing activities:
Purchases of property and equipment	(18,428)	(7,331)
Additions to intangible assets	(1,003,686)	(3,409,906)
Net cash (used in) investing activities	(1,022,114)	(3,417,237)

Cash flows from financing activities:
Proceeds from private placement	-	5,131,000
Proceeds from long term debt	1,369,000	-
Proceeds from short term debt	570,000	-
Net cash provided by financing activities	1,939,000	5,131,000

Net decrease in cash and cash equivalents	(885,100)	908,361
Foreign Exchange Gain (loss)	(11,962)	195,676
Cash and cash equivalents, beginning of year	1,128,825	24,788
Cash and cash equivalents, end of year	$231,763	$1,128,825

Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$114,861	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Royal App assets acquired by issuance of shares	$-	$967,853
Other current assets acquired by issuance of shares	$-	$164,535
Royal App assets acquired through assumption of repayable government grant	$-	$193,920
Stock-based compensation issued for capitalized research and development costs	$358,177	$90,733
Short term debt to long term debt	$570,000	$-
Accrued interest payable to long term debt	$20,221	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Oregon on February 8, 1989, as Metro One Direct Information Services Inc.  On December 12, 1995, we changed our name to Metro One Telecommunications, Inc.

During the quarter ended June 30, 2021, the Company announced that its newly-formed, wholly owned Israeli subsidiary, Stratford Ltd. had received notification of approval from the Lod District Court in Israel for its winning bid to acquire assets of Royal App Ltd. out of insolvency proceedings for approximately $2.4 million USD in cash, the assumption of $200,000 in repayable government grants, as well as 8% equity in the Company on a diluted basis, post conversion of the Company’s preferred common stock, the “Recapitalization”.

Royal App, Ltd., is the developer of Shelfy, a white label, headless mobile enterprise software platform that helps retailers and fast-moving consumer goods companies become growth companies. The Shelfy product incorporates sophisticated artificial intelligence and machine learning in its algorithms to markedly improve online shopping metrics through mobile phones for large consumer retailers such as supermarket chains, food and other clients. Concurrent with the acquisition of the Shelfy software assets, management determined the technological feasibility of proposed enterprise software product modifications, including functions, features, and technical performance requirements to relaunch the software as a SaaS product offering, initially integrated on key reseller platforms, with the intent of repositioning the software with an entirely new and much larger market base. An easy to use, fully customizable mobile commerce app for download by consumers across all industry segments for a base monthly subscription fee, and readily available add on features for additional monthly fees based on individual consumer selections.

On February 9, 2022, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to offer up to 80,000,000 Units consisting of one share of common stock and a ¼ warrant at $0.12 per Unit, with the associated warrants having an exercise price of $0.15 per share for a period of one year. The Company received notice of effect from the SEC on December 1, 2022.  Further the Company registered a total of 200,031,733 shares of common stock and 21,998,323 shares of common stock underlying warrant exercises for certain selling stockholders. Subsequent to December 31, 2022 the Company received its first subscription under the offering for $250,000.

During the year ended December 31, 2022 the Company launched its upgraded Saas Shelfy.io Mobile App Builder. The Shelfy mobile app, which launched on August 1, 2022, is open to all merchants on the Shopify marketplace and can be accessed at https://apps.shopify.com/shelfy. The Shelfy mobile app also launched on WooCommerce on September 1, 2022 and is available to all WooCommerce developers, online stores, brands, and retailers at https://he.wordpress.org/plugins/shelfy-mobile-commerce-platform/.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has recently acquired operating assets, is generating modest revenues, and is in the process of pursuing expansion of its new business venture.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, conducting revenue generating operations or expanding the Company’s existing business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking a further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement received notice of effect on December 1, 2022. Further the Company entered into certain 15 months Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022 (Note 7). Subsequent to December 31, 2022 the Company received its first subscription under its offering for $250,000.

There are no assurances the Company will succeed in implementing its plans. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

COVID-19 Pandemic and other factors

While it appears the COVID-19 pandemic has subsided and the global economy is focused on recovery, the impact of COVID-19 could continue to have an impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and to pursue certain acquisitions. Although the COVID-19 pandemic has driven an increase in mobile commerce penetration, it is uncertain whether or the extent to which this trend will continue after the impact of the COVID-19 pandemic subsides Additional factors which may impact the Company’s ongoing operations include inflation, the addition and retention of suitable employees as a result of the ongoing recovery from the COVID-19 pandemic, the recent war in the Ukraine, climate change and others. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for reduced consumer spending.  The Company is unable to predict the ongoing impact of these factors on the Company’s consolidated financial operations. There are no assurances that the Company will be able to meet its ongoing obligations or raise additional funds.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Fiscal Year end

The Company has selected December 31 as its fiscal year end.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (US GAAP). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 100% controlled Israeli subsidiary, Stratford Ltd (“Stratford”) as of December 31, 2022 and 2021. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Israeli Shekel.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses are included in “General and Administrative” on the Company’s consolidated statements of operations.

Translation of amounts from Israeli Shekel (ILS) into U.S. dollar has been made at the following exchange rates for the years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Period-end ILS: U.S. dollar exchange rate	$0.2836	$0.3213
Period average ILS: U.S. dollar exchange rate	$0.2981	$0.3108

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Israel and is excluded from the accompanying consolidated statements of operations.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost net of accumulated depreciation. Maintenance and repairs are expensed as incurred. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer and telephone equipment	3 years

Intangible Assets

The Company recognizes assets for customer relationships, developed technology, post-technological feasibility software development costs, patents and finite-lived trade names. Finite-lived intangible assets are carried at acquisition cost less accumulated amortization. Such amortization is recorded on a straight-line basis over the estimated useful lives of the respective assets, generally from 3 to 8 years. Amortization for developed technology is recognized in cost of revenue. Amortization for customer relationships and trade names is recognized in sales and marketing expenses.

In the year ended December 31, 2021, the Company recorded assets acquired in the cumulative amount of approximately $3.4 million (cash proceeds, share based consideration and the assumption of certain repayable grants issued by the government of Israel which financed certain development activities related to the intellectual property) purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. Intangible assets acquired included intellectual property and trademarks, including rights in patents in so far as they exist and rights of claim (if and in so far as they exist and are transferrable) for infringement of the aforementioned intellectual property and the future estimated value of certain customer relationships. We initially record acquired intangible assets at their estimated fair values and we review these assets periodically for impairment.

Software Research and Development Expenditures

Software development expenditures consist primarily of costs associated with the on-going modifications to certain software acquired from Royal App including employee compensation and certain stock-based compensation associated with certain employee contracts, as well as other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development incurred pre-technological feasibility are expensed as incurred. Post-technological feasibility expenditures are capitalized as incurred. In the period ended December 31, 2021, the company recorded assets acquired in the cumulative amount of approximately $3.4 million purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. During the year ended December 31, 2021, we capitalized approximately $990,000 in ongoing development expenditures incurred post-technological feasibility, and $28,483 in patent related expenditures.

During the year ended December 31, 2022, we capitalized an additional $1 million in ongoing development expenditures as we continued to complete the programming required for the transfer of iOS and Android operating systems to Flutter, and integrate our SaaS product with the major online retailing platforms Shopify and WooCommerce.

Impairment

We account for intangible assets using the accounting guidance in ASC 350. The Company tests for impairment annually, or more frequently if events or circumstances indicate the asset might be impaired, by comparing the fair value of the assets to their carrying amount. Alternatively, the Company’s management may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative assessment. The Company presently has one reporting unit; and all intangible assets are included in this single reporting unit, therefore, all of its intangible assets are associated with the entire company. As a result, the Company presently has the option to bypass the qualitative assessment and perform the quantitative assessment.

The Company reviews the valuation of long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Impairment testing is performed at the asset group level.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and;

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company’s financial instruments include cash, accounts payable, related party loans and short term promissory notes. The carrying amounts of cash and accounts payable approximate their fair value, due to the short-term nature of these items.

Revenue Recognition

The Company has adopted the requirement of Accounting Standards Update, or ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).

We derive our revenues primarily from subscription fees for access to our software offerings, collected monthly, as well as from limited sales of customized professional services. We recognize revenues when a contract exists between the Company and a customer and upon transfer of control of promised products or services to such customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.

We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenues when, or as, the Company satisfies a performance obligation

Subscription Revenues

Subscription revenues primarily consist of monthly fees for providing customers access to our software offerings including feature-based pricing models, where distinct packages are aligned to a specific type of customer persona based on its size, market segment and physical/online store presence. Each package is very different than the next with prices increasing as the functionality increases.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Monthly subscriptions to our software packages include routine customer support and unspecified software updates and upgrades released when and if available during the term. Revenues are generally recognized monthly over the contract term beginning on the date that our service is made available to the customer, which we believe best reflects the manner in which our customers utilize our subscription offerings. Customers pay monthly for the services in advance, and if payments are not collected, the access to the service terminates. Arrangements with customers do not provide the customer with the right to take possession of the software supporting application service at any time and, as a result, are accounted for as a service contract.

Customized Service Revenues

Customized service contract revenues primarily consist of fees for deployment, configuration, and optimization services, and potentially, training. The majority of our professional services contracts are billed on a fixed price basis, and revenues are recognized over time based on a proportional performance methodology which utilizes input methods. A portion of our customized service contracts may be billed on a time and materials basis and revenues are recognized over time as the services are performed.

Stock-Based Compensation

We account for stock options granted to employees, non-employees, and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service-based options and performance-based options on the date of grant, using the Black-Scholes pricing model. We recognize compensation expense for stock option awards over the requisite or implied service period of the grant.

Compensation expense is recognized on a graded-vesting method over the requisite service period. Forfeitures are accounted for as they occur.

For the years ended December 31, 2022 and 2021, stock-based compensation and other equity instrument related expenses and expenditures recognized in the consolidated statements of operations is as follows:

	For Years Ended December 31,
	2022	2021
Capitalized as software research and development expenditure	$358,177	$90,733
Research and development expense	138,966	-
Cost of revenue	2,047	-
Sales and marketing	(19,398)	19,040
General and administrative expenses	292,731	1,125,037
Total stock-based compensation expense	$772,523	$1,234,810

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than twelvemonths are included in Operating lease right-of-use assets and Operating lease liabilities in the Consolidated Balance Sheets.

Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future lease payments over the lease term. The Company utilizes its incremental borrowing rate in determining the present value of the future lease payments. The incremental borrowing rate is derived from information available at the lease commencement date and represents the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. The right-of-use assets and lease liabilities may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has lease arrangements that include both lease and non-lease components. The Company accounts for non-lease components separately from the lease component.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Income Taxes

Income taxes are recognized in accordance with ASC 740, “Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Basic and Diluted Net Income (Loss) Per Share

In accordance with ASC Topic 260 – Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants and classes of shares with conversion features. The computation of basic loss per share for the years ended December 31, 2022 and 2021 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share. The Company had a total of 34,749,332 potentially dilutive securities outstanding at December 31, 2022 in relation to vested and exercisable stock options and exercisable share purchase warrants.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – ACQUISITION OF ASSETS

During March 2021 the Company entered into an agreement (the “Agreement”) for the purchase of certain assets of Royal App Ltd., a corporation incorporated in Israel, through a liquidation proceeding approved by the Lod District Court (Israel) within the framework of Insolvency Case 53873-01-21. On April 26, 2021, the Company completed a cash payment to the trustee for the acquisition of the identified assets, and the assets were effectively transferred to the Company’s controlled subsidiary, Stratford Ltd. The acquired assets consist primarily of intellectual property which forms the basis of a re-developed SaaS software offering upon completion of development and launch by the Company. At the time of the acquisition of the aforementioned assets, the Company had determined the technological feasibility of the proposed enterprise software product modifications, including functions, features, and technical performance requirements to relaunch the software as a SaaS product offering integrated on key reseller platforms.

Assets acquired included intellectual property in the form of a series of customized enterprise software applications, associated patents and trademarks, including rights in patents in so far as they exist and rights of claim (if and in so far as they exist and are transferrable) for infringement of the aforementioned intellectual property.  The Company also agreed to assume two customer service agreements using the original “Shelfy” enterprise software application, with limited remaining life spans. Finally, the Company acquired certain equipment and fixed assets which had been fully depreciated at the time of acquisition. Liabilities acquired included certain repayable government grants.

In consideration for the assets acquired the Company paid $2,140,288 (net of VAT), assumed approximately $200,000 USD in repayable government grants, which grants are repayable at a rate of 3% of gross sales until retired in full, and agreed to issue 8% of the Company’s issued and outstanding shares on a diluted basis, following the issuance of certain share capital in respect to the sale of common shares under SAFES, the conversion of 1,000 shares of Series A preferred stock to common stock and an estimate of shares expected to be issued for certain warrants and employee stock options during fiscal 2021. The consideration shares were to be issued to the bankruptcy trustee within 120 days from the date of the closing of the acquisition, April 26, 2021. The trustee, who holds a pledge over the assets of Royal App purchased by Stratford Ltd., may foreclose on such assets in the event the consideration shares were not issued as required under the terms of the Agreement. Any foreclosure would result in the transfer of the ownership of Royal App assets purchased by Stratford, from Stratford to the trustee for the creditors of Royal App. The 22,647,751 consideration shares were issued to the trustee in August 2021 and were valued at the fair market value on the date of issue or $967,853 (net of VAT), as part of the acquisition consideration.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

The Company has recorded the acquired assets on the Company’s balance sheets as Intangible Assets at fair market value of cash paid and shares issued as of the date of acquisition. Customer relationships were recorded at the fair value of remaining contract terms. Intangible assets acquired were allocated as follows:

Enterprise software applications including associated patents, trademarks and rights	$3,168,228
Customer relationships	235,000
Total intangible assets	$3,403,228

The Company has determined there is no impairment to the acquired assets or improvements as at the year ended December 31, 2022 or the year ended December 31, 2021.  The Company completed its development of the initial SaaS applications which were launched in August and September 2022 and has only just recently commenced the initiation of its marketing program. The acquired assets and related improvements are being amortized over a five year straight line basis from August 2022, the first date of commercial product launch. (Ref: Note 5)

The Company also paid a transaction fee of 2% of the diluted share capital by way of the issuance of 5,661,938 common shares to Everest Corporate Finance Ltd., a company of which our CEO and President is an officer, director and shareholder. The shares were valued at fair market value or $283,096 which amount was expensed as a finance cost.

NOTE 5 – INTANGIBLE ASSETS

The following table provides additional information regarding the intangible assets acquired:

	December 31, 2022	December 31, 2021
Purchased assets – Royal App (Note 5)	$3,403,228	$3,403,228
Capitalized patent application costs	28,483	28,483
Capitalized software development expenditures	2,338,274	990,641
Total intangible assets	5,769,985	4,422,352
Less: accumulated amortization	(443,658)	-
	$5,326,327	$4,422,352

During the quarter ended September 30, 2022 the Company completed the upgraded SaaS software application which has been launched commercially for download on each of Shopify and WooCommerce. The majority of the Company’s intangible assets relate to one asset group, our Shelfy.io Mobile App Builder SaaS software app and related trademarks and patents.

Details of amortization of our intangible assets by group for the period August 1, 2022 (commercial launch) through December 31, 2022 are below:

August 1, 2022
Shelfy.io Mobile app builder SaaS software app	$5,534,985
Less: accumulated amortization	(425,589)
Balance, December 31, 2022	$5,109,396

August 1, 2022
Customer relationships	$235,000
Less: accumulated amortization	(18,069)
Balance December 31, 2022	$216,931

As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Years Ended December 31,	Amortization Expense
2023	$1,085,870
2024	1,085,870
2025	1,085,870
2026	1,085,870
2027	982,847
Total	$5,326,327

Amortization for developed technology is recognized in general and administrative expense.

NOTE 6 – PRIVATE PLACEMENT

Simple Agreements for Future Equity (“SAFES”)

Investor deposits consist of $3,250,000 of gross proceeds received in the form of puttable Simple Agreements for Future Equity (“SAFES”) from institutional investors and family offices during the period ended June 30, 2021.  The terms of the SAFES required that they automatically convert into restricted, unregistered shares of common stock of the Company following the conversion of all outstanding convertible preferred stock into common stock at such price per share equal to the fully diluted capital post conversion of the preferred stock divided by $2,000,000, or $0.02567 per share. On August 20, 2021, 126,614,436 unregistered restricted shares of common stock were issued in exchange for $3.25M in proceeds from SAFES.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Private Investment in Public Equity (“PIPE”)

During the year ended December 31, 2021, the Company received gross proceeds of $1,881,000 from accredited investors in the form of PIPES and completed the sale of 25,080,000 units at a price of $0.075 per unit where each unit consists of one share of common stock and one-half of one share purchase warrant. Each warrant is exercisable into one share of common stock at a price of $0.0975 expiring in two years from the date of issuance.

NOTE 7 – DEBT

During the three months ended March 31, 2022, the Company received a total of $400,000 in proceeds from Short Term Promissory Notes (the “Notes”) with each Note having a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash commencing on May 1, 2022. Further each Noteholder shall receive a ½ warrant for each $1 in Note proceeds, exercisable at $0.12 per share for a term of one year from issue date.

In June 2022 the Company accepted a further $70,000 in proceeds in the form of Short-Term Promissory Notes from a company controlled by our President, having a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash. The Noteholder received a ½ warrant for each $1 in Note proceeds, exercisable at $0.12 per share for a term of one year from issue date.

The Company issued a total of 1,958,333 share purchase warrants in respect to the aforementioned Notes. The Company valued these warrants using the Black Scholes model utilizing volatility ranging from 303.60% to 419.67%, and a risk-free rate of from 1.35% to 2.88%. The fair value of the warrants was $165,602, which amount was recorded as financing costs.

In June 2022, the Company received $100,000 in the form of a short-term promissory note from a company controlled by our President, with a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash.

During the six month period ended December 31, 2022, the Company received a total of $1,369,000 in cash proceeds from certain Note and Securities Purchase Agreements ( the “Notes”) and rolled over $570,000 of previously incurred debt under certain notes entered into during the first quarter, including accrued interest (the “New Notes”), with each of the Notes and New Notes having a term of 15 months from issue date, bearing interest at a rate of 10% per annum, with accrued interest payable monthly in arrears in cash commencing on October 1, 2022. Further the Company issued a total of 13,714,547 shares of common stock as loan bonuses to the Noteholders in conjunction with the terms of the agreements during the six months ended December 31, 2022. The Company issued a total of 1,958,333 share purchase warrants in respect to the aforementioned Notes. The fair value of the shares was $990,542, which amount was recorded as financing costs.

Concurrent with the New Notes a total of 291,667 warrants issued to a company controlled by our CEO in June 2022 were cancelled and a company controlled by our CEO received commissions in respect of the New Notes totaling approximately $48,800.

The following table provides additional information regarding the financing cost:

	For Years Ended December 31,
	2022	2021
Interest expense on Notes	$72,342	$-
Commissions paid	90,650	157,247
Warrants issued, fair value	165,602	854,632
Stock issued	990,542	283,097
Total	$1,319,136	$1,294,976

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

The following table provides additional information regarding accrued interest payable with respect to the aforementioned notes, included in accounts payable:

	December 31, 2022	December 31, 2021
Interest payable under Notes	$39,160	$-
Commission payable	27,349	-
Total	$66,509	$-

NOTE 8 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

Common Stock and Preferred Stock

Up to August 9, 2021, Company had authorized 50,000,000 shares of Common stock, no par value and 10,000,000 shares of Preferred stock, no par value, of which 1,385 shares have been designated Series A convertible preferred stock with a liquidation preference of $10,000 per share. Holders of convertible preferred stock, when voting with the holders of our common stock, are entitled to an approximate 0.856 vote for each share of common stock into which the Series A convertible preferred stock registered in the shareholder’s name can be converted. Each share of Series A convertible preferred Stock is convertible into approximately 71,683.25 shares of common stock. In addition, the holders of the convertible preferred stock were entitled to elect a majority of the members of our Board of Directors. On August 9, 2021, the Company filed articles of conversion moving its registration to the State of Delaware and amending the articles of the Company to increase the authorized shares of the Company from 50,000,000 to 600,000,000, $0.0001 par value, and eliminating the Preferred stock.

During the year ended December 31, 2021, the Company issued the following shares of common stock:

-

71,683,250 shares of unregistered restricted common stock upon conversion of 1,000 shares of the Series A convertible Preferred stock to its controlling shareholder, Everest Credit L.P., a company of which our President and Director is a beneficial owner;

-

5,661,938 shares of unregistered restricted common stock to Everest Corporate Finance Ltd., a company of which our President and Director is a beneficial owner, as commission fees in respect to the acquisition of the assets of Royal App Ltd;

-	22,647,751 shares of unregistered restricted common stock to the Trustee in Liquidation for Royal App as part of the agreed consideration under the acquisition agreement;

-	126,614,436 unregistered restricted shares of common stock in exchange for 3.25M in proceeds from SAFES from various accredited investors.

-

25,080,000 units at $0.075 each for gross proceeds of $1,881,000 in the form of PIPES. Each unit consists of one common share and one-half of one share purchase warrant. Each warrant will entitle the holder to purchase one common share for $0.0975 expired in two years.

The Company paid agent commissions on $1.376 M in proceeds at 4.25% for a total of $58,480 in financing costs.

The Company granted 7,791,658 Stock Purchase Warrants to one of its financing agents, exercisable for a period of two years from the date of grant at $0.02567 per share. The Company recorded $854,632 in financing costs.

During the year ended December 31, 2022, the Company issued the following shares of common stock:

-	a total of 13,714,547 shares of common stock as loan bonus to the Noteholders in conjunction with the terms of certain loan agreements. (Ref: Note 7 – Debt)

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

On December 31, 2022, and December 31, 2021, the Company had 271,635,247 and 257,920,700 shares of common stock issued and outstanding, respectively.

Stock Purchase Warrants

During the year ended December 31, 2022, Company issued a total of 1,958,333 stock purchase warrants in respect to certain notes for a period of One (1) year from grant date with an exercise price of $0.12 per share. The fair value of the warrants was $165,602, which amount was recorded as financing costs. Concurrent with the New Notes a total of 291,667 warrants issued to a company controlled by our CEO in June 2022 were cancelled.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, December 31, 2020	-	$-
Warrants issued	20,331,658	0.07
Warrants expired	-	-
Balance, December 31, 2021	20,331,658	0.07
Warrants issued	1,958,333	0.12
Warrants cancelled	(291,667)	0.12
Warrants expired	-	-
Balance, December 31, 2022	21,998,324	$0.074

The following warrants were outstanding as at December 31, 2022:

Number of Warrants	Exercise Price ($)	Expiry Date
1,333,333	0.0975	September 09, 2023
500,000	0.0975	September 27, 2023
7,791,658	0.02567	October 1, 2023
333,333	0.0975	October 18, 2023
5,666,667	0.0975	October 19, 2023
1,000,000	0.0975	October 21, 2023
240,000	0.0975	October 24, 2023
666,667	0.0975	October 26, 2023
666,667	0.0975	October 28, 2023
600,000	0.0975	October 29, 2023
800,000	0.0975	November 01, 2023
533,333	0.0975	November 02, 2023
200,000	0.0975	November 19, 2023
208,333	0.12	March 16, 2023
625,000	0.12	March 22, 2023
833,333	0.12	March 27, 2023
21,998,324

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Stock Options

The Company granted the following Stock options under its 2021 Employee Stock Incentive Plan:

-	9,000,000 fully vested incentive stock options to directors, officers and consultants of the Company for exercise at $0.0257 for a term of 4 years from grant

-

7,077,422 qualified employee stock options to certain officers, directors and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.123 per share for a period of four years from grant and vesting as to 25% (Twenty five percent) on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% (six and one quarter percent) of the Option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the Vesting Commencement Date, with a vesting commencement date of October 26, 2021.

-

11,465,424 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.02567 per share for a period of four years from grant and vesting as to 25% (Twenty five percent) on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% (six and one quarter percent) of the Option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the Vesting Commencement Date, with a vesting commencement date of May 2, 2021.

-

1,500,414 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.103 per share for a period of five years from grant and vesting as to 25% (Twenty five percent) on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% (six and one quarter percent) of the Option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the Vesting Commencement Date, with vesting commencement dates between November 2021 and June 2022.

-

1,833,334 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.0781 per share for a period of five years from grant and vesting as to 25% (Twenty five percent) on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% (six and one quarter percent) of the Option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the Vesting Commencement Date, with vesting commencement dates August 2022.

-	6,837,250 options were forfeit upon termination of certain employment agreements.

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	27,542,845	$0.05068	3.60	$-
Granted	3,333,748	0.089	5	-
Exercised	-	-	-	-
Cancelled	(8,670,584)	0.01151
Forfeiture	(636,969)	0.02567	-	-
Outstanding at December 31, 2022	21,569,040	$0.03508	2.77	$-

Options exercisable at December 31 2022	12,751,008	$0.02675	2.64	$-

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-	-	$-
Granted in 2021	27,542,845	0.0507	-	-
Exercised in 2021	-	-	-	-
Cancelled in 2021	-	-	-	-
Outstanding at December 31, 2021	27,542,845	$0.05068	3.60	$-

Options exercisable at December 31, 2021	9,000,000	$0.02567	3.75	$-

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.02567	9,000,000	2.75	$0.02567	9,000,000	$0.02567
$0.02567	9,625,292	2.34	$0.02567	3,609,470	$0.02567
$0.12300	566,194	2.82	$0.12300	141,538	$0.12300
$0.10300	934,220	4.45	$0.10300	-	$-
$0.0781	1443,334	4.59	$0.07810	-	$-
$0.02567 ~ $0.12300	21,569,040	2.77	$0.03508	12,751,008	$0.02675

Unamortized compensation expense associated with unvested options is $183,380 and $1,821,701 as of December 31, 2022 and December 31, 2021, respectively. The weighted average period over which these costs are expected to be recognized is approximately 3.18 years.

NOTE 9 – COMMITMENTS

Leases

In March 2022, we leased a car in Israel with a lease term of 36 months expiring in July 2024.

We used a discount rate of 6.75% in determining our operating lease liabilities, which represented our incremental borrowing rate. Short-term leases with initial terms of twelve months or less are not capitalized.

We determine if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset.

Right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. Certain lease agreements contain extension options; however, we have not included such options as part of right-of-use assets and lease liabilities because we originally did not expect to extend the leases. We measure and record a right-of-use asset and lease liability based on the discount rate implicit in the lease, if known. In cases where the discount rate implicit in the lease is not known, we measure the right-of-use assets and lease liabilities using a discount rate equal to our estimated incremental borrowing rate for loans with similar collateral and duration.

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

Operating lease expense is comprised of the following:

	For Years Ended December 31,
	2022	2021
Operating lease cost	$10,439	$-

Maturities of lease liabilities are as follows:

Operating Leases
2023	$13,739
2024	8,014
Total lease payments	21,753
Less imputed interest	(2,180)
Total lease liabilities	19,573
Less current portion of lease liabilities	(12,118)
Long-term lease liabilities	$7,455

NOTE 10 – RELATED PARTY TRANSACTIONS

Key management compensation

Key management personnel are persons responsible for planning, directing, and controlling the activities of the entity, and include all directors and officers.

	For Years Ended December 31,
	2022	2021
Management fees	$168,603	$116,089

At December 31, 2022, accounts payable and accrued liabilities included $0 ($22,139 – December 31, 2021) of management fees with respect to key management compensation.

Effective April 1, 2022, Ms. Bianca Meger, the Company’s CEO, transitioned to focus a larger portion of her efforts on the day-to-day operations of Metro One and as a result, resigned from her position as Co-CEO of Stratford Ltd.

On July 19, 2022, the Company accepted the resignation of Ms. Bianca Meger as the Company’s Chief Executive Officer and Mr. Elchanan Maoz was appointed to serve as Interim Chief Executive Officer.

NOTE 11 – INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce the deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

As of December 31, 2022, the Company has net operating loss carryforwards of approximately $135,400,000 to reduce future taxable income. Of the $135,400,000, approximately $127,950,000 can be used through 2037, and $7,450,000 may be carried forward indefinitely. A valuation allowance for the entire amount of deferred tax assets has been established as of December 31, 2022 and 2021.

The provision for (benefit from) income taxes consist of the following:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Current
Federal	$-	$-
State	$-	$-
	$-	$-
Deferred
Federal	$-	$-
State	$-	$-

Total income tax provision (benefit)	$-	$-

Metro One Telecommunications, Inc.

Notes to Consolidated Financial Statements

For The Years Ended December 31, 2022 and 2021

A reconciliation of the provision for income taxes at the federal statutory rates of 21% to the Company’s provision for income tax is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
U.S. Federal (tax benefit) provision at statutory rate	$(28,608,900)	$(27,784,200)
Changes in valuation allowance	28,608,900	27,784,200
Total	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table presents the significant components of the Company’s deferred tax assets and liabilities for the periods presented:

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Net operating losses	$824,700	$701,800
Total deferred tax assets	824,700	701,800
Valuation allowance	(824,700)	(701,800)
Net deferred tax assets	$-	$-

Deferred Tax Liabilities
Total deferred tax liabilities	$-	$-
Net deferred tax	$-	$-

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is more likely than not that all of the deferred tax assets in the U.S. can be realized as of December 31, 2022 and 2021, accordingly, the Company has recorded a full valuation allowance on its U.S. deferred tax assets.

The Company files income tax returns in the United States on a federal basis and in various states. The Company is not currently under any international or any United States federal, state and local income tax examinations for any taxable years. All of the Company’s net operating losses are subject to tax authority adjustment upon examination. In general, under Section 382 and 383 of the United States Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income or income tax. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022 we have received proceeds of $250,000 from investors in the form of subscriptions under our current offering at $0.12 per unit for a total of 2,083,333 common shares and 520,822 common stock purchase warrants for exercise at $0.15 per share.

On March 15, 2023 Stratford Ltd. received a short-term (3 month) loan of approximately $67,500 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from our CEO and President.

On March 22, 2023, Eyal Pinto resigned from his position as Chief Financial Officer of the Company and the Company’s wholly owned subsidiary.  Concurrently, on March 24, 2023, the Company’s Board of Directors appointed Mr. James Brodie, the Company’s current Treasurer and a member of the Company’s Board, as interim Chief Financial Officer of the Company.

The Company has evaluated events for the period from December 31, 2022, through the date of the issuance of these financial statements, April 18, 2023, and determined that there are no additional events requiring disclosure.

