Form 10-K/A
period 2022-12-31
METRO ONE TELECOMMUNICATIONS INC
filed 2023-05-02
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant’s auditor is BF Borgers CPA PC, Lakewood, CO (PCAOB ID 5041)

EXPLANATORY NOTE

Metro One Telecommunications, Inc.  (the “Company,” “Metro One,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  We are filing this Amendment No. 1 to now provide the information required in Part III of Form 10-K.

In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial and accounting officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Directors are elected by the stockholders to serve until their successors are elected and qualified. Officers are appointed by the board of directors and serve until their successors are duly appointed and qualified, or until the officer is removed from office.

The name, age and position of our officers and directors is set forth below:

Name	Age	Director Since	Positions and Offices Held
Elchanan Maoz	56	2006	Chief Executive Officer, President and Chairman of the Board
Jonah Meer	67	2018	Secretary and Director
James A. Brodie	69	2018	Chief Financial Officer, Treasurer and Director

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Elchanan (Nani) Maoz, age 56, has served as a director the Company since 2006, has been the chairman and President of Metro One since 2019 and the Chief Executive Officer since 2022. Mr. Maoz is the Chairman and Founder of Tel Aviv-based Everest Group. As an active manager of private funds, Mr. Maoz has executed over 30 investments in American, European and Israeli companies, playing an active role in cases that included turnarounds and restructuring. Mr. Maoz has been active in special situations, both in and out of bankruptcy, as a change agent, a director or an active shareholder/debt holder in order to unlock value for investors. The majority of the cases were very favorably resolved for the investors/funds he represented, including Actrade Financial, Gyrodyne, Concord Camera, ICTS, Simon Worldwide, Limoneira, and Livermore. Mr. Maoz has served as chair of equity committees, chair of liquidation trust committees and as an active participant in major legal settlements and proceedings, monetizing assets (including intellectual property) related to distressed equity and debt, both locally and internationally. He currently serves on the Israeli Board of the America Israel Friendship League and is a director of private medical management service providers, as well as on boards of the various Everest Group companies. Mr. Maoz received his B.Sc. in engineering from King’s College of the University of London in 1993. Between 1984 and 1988, Mr. Maoz served as commanding officer and a team leader in the Israeli Special Forces.

Jonah Meer, age 67, has served as a member of the Company’s Board since November 2018 and as Secretary of the Company since January 2019. Mr. Meer is an attorney, accountant and entrepreneur. His career spans four decades in the legal, accounting, financial and investment world, both in public and private companies, where he has held numerous executive and fiduciary positions. This includes a dozen years as Chief Operating Officer of a NYSE member firm. For the last twenty-five years he has served as Managing Member of jTrade Global LLC a fintech company providing cross border capital markets services. In September 2016 he co-founded and serves as Chief Executive Officer of Qrons Inc. (OTCQB:QRON), an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal diseases. Mr. Meer received his Master of Law degree from New York University School of Law, in addition to holding juris doctor and accounting degrees.

James A. Brodie, age 69, has served as a member of the Company’s Board since November 2018, as Treasurer of the Company since January 2019 and as interim Chief Financial Officer since 2023. Mr. Brodie is a successful businessman who has added significant value in many business sectors including healthcare both products and services, wine importation and distribution, air ambulance services, inflight entertainment and strategic consulting. He has formed and led teams that have successfully started and grown small businesses and as a result has extensive M&A experience. Currently, Mr. Brodie serves as a strategic advisor to Citadel America Asset Group based in New York, New York. The group purchases and restores B grade apartment complexes across the southern tier of the United States. The group has about 1,500 units and is actively seeking additional properties. The group has about $150 million under management. Mr. Brodie is also a partner in the development of a family business, J Wilder Importers, that designs and imports bespoke shoes, premium leather belts and hand loomed textiles. Products are sourced from Spain, Argentina, Morocco, Tunisia, Greece, Turkey, India and Australia. Other leadership experience includes being the founding partner of a New York Stock Exchange brokerage firm, a board member of the Pink Sheets, and a managing director of Tocqueville Asset Management. He also served as a managing director in the turnaround of a family office and trading firm that made markets in over 400 stocks. Mr. Brodie served as an advisor to the largest operating charity on Long Island, New York where he worked to grow or merge their foundation with smaller charitable foundations. Finally, Mr. Brodie was the president of Temple Gwathmey Steeplechase Foundation, a national organization dedicated to the history and promotion of the safety of the equine sport of steeplechasing in the United States.

Identification of Significant Employees

We have one (1) significant employee outside our executive management team including our CEO and CFO. Mr. Ami Bukris, CEO of Stratford Ltd., our 100% owned subsidiary, is considered a significant employee.

Ami Bukris has over twenty years’ experience leading software development and implementation projects on both the client facing and technical sides. With proven experience leading large-scale projects from conception to completion, Mr. Bukris has experience in managing groups over multiple remote locations and developing and implementing complex research and development projects through to commercial launch and ongoing support.  Most recently Mr. Bukris was VP R&D with Royal App from 2018 through 2021, and joined the team at Stratford, Ltd. as CEO upon the Company’s acquisition of certain Royal App assets in 2021. Mr. Bukris received his MBA from Bar Ilan University in 2009, in addition to a BA in Computers Science in 1998.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Except as otherwise disclosed herein, to the best of our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Company knows of no material, existing or pending legal proceedings against it, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. To the best of our knowledge, there are no proceedings in which its director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to its interest.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Code of Business Conduct and Ethics

While we have not yet adopted a formal written Code of Business Conduct and Ethics, our expectations for conduct and ethical behavior, which applies to all of our employees, officers and directors, including our Chief Executive Officer and Chief Financial Officer is imparted verbally to each consultant, employee, officer and director upon engagement. The Company has recently become subject to filing periodic reports with the SEC, and the Board and our management group plan to adopt a written Code of Business Conduct and Ethics as soon as practicable.

Corporate Governance

As soon as practicable our Board plans to establish an audit committee, compensation committee and nominating and corporate governance committee. The Company does not currently have any such committees. Each committee when established will operate under a charter, to be approved by our Board. We expect the functions of our committees, once established, shall be as described below.

Audit Committee

The functions of the Audit Committee will be to (i) review the qualifications of the independent auditors, our annual and interim financial statements, the independent auditor’s report, significant reporting or operating issues and corporate policies and procedures as they relate to accounting and financial controls; and (ii) to consider and review other matters relating to our financial and accounting affairs.

Compensation Committee

The function of the Compensation Committee will be to discharge the Board’s responsibilities relating to compensation of the Company’s directors and executive officers, to produce an annual report on executive compensation for inclusion in the Company’s proxy statement, as necessary, and to oversee and advise the Board on the adoption of policies that govern the Company’s compensation programs including stock incentive and benefit plans.

Nominating and Governance Committee

The function of the Nominating and Governance Committee will be to (i) make recommendations to the Board regarding the size of the Board, (ii) make recommendations to the Board regarding criteria for the selection of director nominees, (iii) identify and recommend to the Board for selection as director nominees individuals qualified to become members of the Board, (iv) recommend committee assignments to the Board, (v) recommend to the Board corporate governance principles and practices appropriate to the Company, and (vi) lead the Board in an annual review of its performance.

Board of Director’s Role in Risk Oversight

The Board is responsible for overseeing our management and operations, including overseeing our risk assessment and risk management functions. We believe that our directors provide effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer-term horizon. From this risk assessment plans are developed to deal with the risks identified. The results of this risk assessment are provided to the Board for their consideration and review. In addition, members of our management periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management is responsible for day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and any other executive officer with compensation exceeding $100,000 during the year ended December 31, 2022 (each a “Named Executive Officer”):

Name and Principal Position	Fiscal Year	Salary (US$)	Bonus (US$)	Common Stock Awards (US$)	Option Awards (US$)	Nonequity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All other Compensation (US$)	Total (US$)
Bianca Meger,	2022	78,706	-	-	-	-	-	-	78,706
Chief Executive Officer (1)(2)	2021	83,351	-	-	68,543	-	-	-	151,894
Elchanan Maoz,	2022	-	-	-		-	-	36,000	36,000
Chief Executive Officer, President and Chairman of the Board (3)(5)(6)	2021	-	-	-	440,000	-	-	30,000	470,000
James Alexander Brodie,	2022	-	-		--	-	-	18,000	18,000
Chief Financial Officer, Treasurer and Director (4)(6)	2021	-	-	-	220,000	-	-	15,000	235,000

__________

(1)

Ms. Meger entered into consulting agreements with the Company and its wholly owned subsidiary, Stratford Ltd., effective September 5, 2021 through her controlled corporation SB Meger Consulting, Management and Investment for total cumulative monthly consideration of NIS58,220 (approximately $18,630 USD). Ms. Meger resigned as Chief Executive Officer on July 19, 2022.

(2)

Represents a four-year option to purchase 5,095,744 shares of common stock at an exercise price of $0.123 per share, with 25% vesting one year from grant date (October 26, 2021), and a further 6.25% vesting each three months thereafter and the amortized portion of the grant date fair value computed in accordance with ASC Topic 718 and expensed during the year ended December 31, 2021. Such options were forfeit upon Ms. Meger’s resignation in July 2022, therefore no expense is reflected in the fiscal year ended December 31, 2022.

7

(3)

Represents a four-year option to purchase 4,000,000 shares of common stock at an exercise price of $0.02567 per share, exercisable on October 1, 2021 and the grant date fair value computed in accordance with ASC Topic 718

(4)

Represents a four-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.02567 per share, exercisable on October 1, 2021 and the grant date fair value computed in accordance with ASC Topic 718

(5)	Mr. Maoz was appointed acting Chief Executive Officer upon the resignation of Ms. Meger on July 19, 2022.

(6)	Each of Mr. Maoz and Mr. Brodie receive compensation as directors set out below under the section titled “Compensation of Directors.”

Employment Agreements

We currently have no employment agreements with our officers or directors.

On September 5, 2021, we, and our wholly owned subsidiary, Stratford, Ltd., entered into Consulting Agreements with our Chief Executive Officer, Bianca Meger through her controlled corporation SB Meger Consulting, Management and Investment. Pursuant to the consulting agreements, Mrs. Meger received total cumulative monthly consideration of NIS58,220 (approximately $18,630 USD). Ms. Meger resigned as the CEO of Stratford on April 1, 2022, and as CEO of the Company on July 19, 2022.

Equity Compensation Plan Information

On June 30, 2021, we approved the Metro One Telecommunications, Inc. 2021 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options, and options that do not qualify as incentive stock options. The Plan allows for an issuance of a maximum of up to 77,137,410 shares of our common stock.

Outstanding Equity Awards at Fiscal Year End

Option Award						Share Award
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Shares That Have Not Vested (#)	Market Value of Shares or Units of Shares That Have Not Vested ($)
Elchanan Maoz	10/1/2021	4,000,000	-	$0.02567	10/1/2025	-	-
James Alexander Brodie	10/1/2021	4,000,000	-	$0.02567	10/1/2025	-	-
Bianca Meger	10/26/2021	-	-	$0.123	7/19/2022	-	-

Equity Awards to Named Executive Officers during 2021 and 2022

During the year ended December 31, 2021, Mr. Elchanan Maoz was granted 4,000,000 options to purchase shares of common stock at an exercise price of $0.02567 per share, which vested on grant date or October 1, 2021, Mr. Maoz was granted no options to purchase shares of common stock in the year ended December 31, 2022.

During the year ended December 31, 2021, Mr. James A. Brodie was granted 2,000,000 options to purchase shares of common stock at an exercise price of $0.02567 per share, which vested on grant date or October 1, 2021, Mr. Maoz was granted no options to purchase shares of common stock in the year ended December 31, 2022.

During the year ended December 31, 2021, Ms. Bianca Meger, our former CEO, was granted 5,095,744 options to purchase shares of common stock at an exercise price of $0.123 per share, which options vested as to 25% on the first anniversary of the grant date, October 26, 2021, and an additional 6.25% at the end of each three months thereafter so that all of such options are fully vested by the 4th anniversary of the grant date.   The options remained unvested and were forfeit upon Ms. Meger’s resignation as of July 19, 2022.

Compensation of Directors

The Board has the authority to fix the compensation of directors. During the fiscal year ended December 31, 2022, our Board members received compensation for their services as members of the Board as follows:

Name	Fees Earned or Paid in Cash ($)	Shares Awards ($)	Option Awards ($)	Total ($)
Elchanan Maoz	36,000	—	—	36,000
Jonah Meer	18,000	—	—	18,000
James A. Brodie	18,000	—	—	18,000

Compensation Committee

The Company currently does not have a compensation committee of the Board. The Board as a whole determines executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of the Company’s voting securities as of April 17, 2023 by each person or group of affiliated persons known to the Company to beneficially own 5% or more of such class of voting securities, each director, each named executive officer, and all of its directors and named executive officers as a group. As of April 17, 2023, there were 271,635,247 shares of common stock outstanding. Unless otherwise indicated, the address of each officer and director listed below is c/o Metro One Telecommunications, Inc., 30 North Gould Street, Suite 2990, Sheridan, WY 82801.

The following table gives effect to the shares of common stock issuable within 60 days of April 17, 2023, upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

	Number of Shares of Common Stock Beneficially	Percentage of Shares of Common Stock Beneficially
Beneficial Owner	Owned	Owned
Five (5%) Percent Stockholders:
Yaron Elhawi TR UA 02/01/2021 Yaron Elhawi Trust Royal App Ltd in Liquidation (1)	22,647,751	8.3%
GT Ventures Ltd (2)	30,192,673	11.1%
Pareto Optimum, LP(3)	15,000,000	5.4%
David Kyte (4)	20,783,315	7.6%

Executive Officers and Directors:
Elchanan Maoz(5)	86,048,399	31.0%
Jonah Meer(6)	2,750,000	1.0%
James Alexander Brodie(7)	2,750,000	1.0%
Bianca Meger (8)	1,500,000	0.6%
All Officers and Directors as a Group (3 persons)	93,048,399	33.6%

__________

(1)	The address for Yaron Elhawi TR UA 02/01/2021 Yaron Elhawi Trust Royal App Ltd in Liquidation is 20 Haharash Street, Tel Aviv, Israel 676131. The trustee of the trust is Yaron Elhawi.

(2)	The address for GT Ventures, Ltd. Is PO Box 146, Road Town, Tortola, British Virgin Islands. The control person for GT Ventures, Ltd. is Trident Chambers.

(3)

The address for Pareto Optimum LP is Ahad Ha’am 14, Tel Aviv, Israel control person for the selling shareholder is Shay Shalom. Includes 5,000,000 share purchase warrants for exercise at $0.0975 per share.

(4)

The address for David Kyte is 36 Ingram Avenue, London, United Kingdom, NW116TL. Includes 1,000,000 share purchase warrants for exercise at $0.0975 per share and 625,000 share purchase warrants at $0.12 per share.

(5)

Includes 497,840 shares of common stock held by Maoz Everest Fund Management Limited, 72,400,519 shares of common stock held in the name of Everest Credit LP, 1,130,000 shares of common stock held by Everest Fund LP, 5,661,938 shares of common stock held by Everest Corporate Finance Ltd., and 858,102 shares of common stock held by Everest Special Situations LP, all entities controlled by the Elchanan Maoz, as well as 5,500,000 options to purchase shares of common stock pursuant to the Company’s 2021 Stock Incentive Plan, which may be exercised within the next sixty days.

(6)	Consists of options to purchase common stock issued pursuant to the Company’s 2021 Stock Incentive Plan, which are exercisable within 60 days.

(7)	Consists of options to purchase common stock issued pursuant to the Company’s 2021 Stock Incentive Plan, which are exercisable within 60 days.

(8)

Ms. Meger holds her shares through her controlled corporation S.B Meger Consulting, Management and Investment. Includes 500,000 share purchase warrants at $0.12 per share. Ms. Meger resigned as the Company’s CEO on July 19, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to shares of our common stock that may be issued under the Company’s 2021 Employee Stock Incentive Plan.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the first column) (2)
Equity Compensation Plans Approved by Shareholders(1)
2021 Employee Stock Incentive Plan	21,569,040	$0.03508	(3)	55,568,370
Equity Compensation Plans Not Approved by Shareholders	-	-		-
Total	21,569,040	0.03508		55,568,370

(1)

Includes the Company’s Stock Option Plan which was approved by our shareholders on June 30, 2021 (the “Plan”), and authorizes the granting of awards in any of the following forms: options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards.

(2)	Represents number of securities remaining available for future issuance under the 2021 Employee Stock Incentive Plan which provides for issuances of up to 77,137,410 shares of common stock.
(3)	The weighted exercise price represents the weighted exercise price of 21,569,040 options outstanding under the Plan as of December 31, 2022.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Certificate of Incorporation or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are no provisions in our Certificate of Incorporation or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2021, the Company issued 71,683,250 shares of unregistered restricted common stock upon conversion of 1,000 shares of the Series A convertible Preferred stock to its controlling shareholder, Everest Credit L.P., a company of which Mr. Maoz has beneficial ownership of the General Partner. In addition, the Company issued 5,661,938 shares of unregistered restricted common stock to Everest Corporate Finance Ltd., a company of which Mr. Maoz is a beneficial owner, as commission fees in respect to the acquisition of the assets of Royal App Ltd.

On June 3, 2022, the Company entered into a promissory note with Everest Credit LP, a company of which Mr. Maoz is a beneficial owner, in an original principal amount of $100,000.

On June 29, 2022, the Company entered into a note purchase agreement and related promissory note with Maoz Everest Fund Limited, an entity owned by Mr. Maoz, with the promissory note being issued in an original principal amount of $70,000. Concurrently, on June 29, 2022, the Company issued to Maoz Everest Fund Management Limited a warrant to purchase up to 291,667 shares of common stock, with an exercise price of $0.12 per share.

Subsequently, on August 17, 2022, the warrant issued to Maoz Everest Fund Management was canceled when the Company and each of Maoz Everest Fund Management and Everest Credit L.P. entered into new notes (the “New Notes”) and securities purchase agreements in the principal amounts of $71,120 and $102,467, respectively, whereunder the Company also issued 497,840 unregistered, restricted bonus shares to Maoz Everest Fund Management and 717,269 unregistered, restricted bonus shares to Everest Credit LP as consideration for the New Notes which consolidated outstanding interest payable and principal balances of the original notes from June 2022 and extended the repayment term to November 17, 2023, with interest accruing at 10% per annum payable quarterly in arrears. During the year ended December 31, 2022 companies controlled by Mr. Maoz received and accrued cumulative interest payments in respect of the aforementioned New Notes of $6,606.

During the year ended December 31, 2022 in relation to the New Note offering conducted by the Company Everest Corporate Finance invoiced $76,166 (including taxes) in commission fees at 4.25% in relation to note proceeds raised by the Company.

Director Independence

The Company is quoted on the OTC Pink Marketplace, which does not have director independence requirements. However, NASDAQ requires that a majority of the board of directors must be comprised of Independent Directors as defined in NASDAQ Rule 5605(a)(2). For purposes of determining director independence, we have applied the definitions set forth in the NASDAQ guidelines which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was an employee of the Company; or if he or she (or his or her family member) accepted compensation from the Company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. Our current directors are not “independent” directors as such term is defined under the NASDAQ rules and the related rules of the SEC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, B.F. Borgers CPA, PC for audit and review services for the year ended December 31, 2022, was $33,000. The aggregate fees billed for professional services rendered by our principal accountant, Gries and Associates, LLC for audit and review services for the year ended December 31, 2022, was $7,500 and for the year ended December 31, 2021 was $16,800, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2022 and 2021.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on B.F. Borgers CPA, PC’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(b)	The following exhibits are filed as part of this Amendment No. 1:

INDEX TO EXHIBITS

Exhibit Number	Description
31.3*

Certification by Elchanan Maoz, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

31.4*

Certification by James A Brodie, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2022.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRO ONE TELECOMMUNICATIONS, INC.

Date: May 1, 2023	By:	/s/ Elchanan Maoz
Elchanan Maoz
Chief Executive Officer

