Form 10-Q
period 2023-03-31
METRO ONE TELECOMMUNICATIONS INC
filed 2023-06-22
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

(Commission File Number) 000-27024

METRO ONE TELECOMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-0995165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 North Gould Street, Suite 2990 Sheridan, Wyoming	82801
(Address of principal executive offices)	(Zip Code)

(307) 683-0855

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 20, 2023, there were 273,718,580 shares of the registrant’s common stock issued and outstanding.

Metro One Telecommunications Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$11,385	$231,763
Accounts receivable	21,986	27,756
Prepaid expenses	72,398	99,036
Royalty receivable	173,552	176,690
Other current assets	17,352	16,818
Total current assets	296,673	552,063

Property and equipment. net	16,965	18,939
Intangible assets, net	5,037,003	5,326,327
Operating lease right-of-use assets	14,283	17,845
Other assets	26,179	26,735
Total assets	$5,391,103	$5,941,909

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$757,632	$529,015
Debt, current portion	1,478,646	-
Current portion of operating lease liabilities	12,067	12,118
Total current liabilities	2,248,345	541,133

Debt	550,000	1,959,221
Other liability	166,374	169,909
Operating lease liabilities	4,206	7,455
Total liabilities	2,968,925	2,677,718

Stockholders’ equity
Common stock, $0.0001 par value; 600,000,000 shares authorized. 273,718,580 and 271,635,247 shares issued and outstanding as at March 31, 2023 and December 31, 2022, respectively	27,372	27,163
Additional paid in capital	143,395,919	142,786,091
Accumulated deficit	(140,995,453)	(139,543,981)
Other comprehensive income	(5,660)	(5,082)
Stockholders’ equity	2,422,178	3,264,191
Total Liabilities and Stockholders’ Equity	$5,391,103	$5,941,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations

and Other Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$17,815	$19,206

Operating expenses
Cost of revenue	21,460	-
Research and development expenses	355,887	-
General and administrative	879,079	451,150
Management Fees	100,968	92,171
Sales and Marketing	62,678	81,430
Total operating expenses	1,420,072	624,751

Operating (loss)	(1,402,257)	(605,545)

Other income (expense)
Income tax refund	-	114,861
Finance costs	(49,215)	(142,831)
Total other income (expense)	(49,215)	(27,970)

Loss	$(1,451,472)	$(633,515)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average shares – basic and diluted	273,047,284	257,920,700

Other Comprehensive Income (loss)
Net Loss	$(1,451,470)	$(633,515)
Foreign currency translation adjustment	(578)	(27,245)
Total	$(1,452,048)	$(660,760)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2022	-	-	271,635,247	27,163	142,786,091	(5,082)	(139,543,981)	3,264,191
Reg A	-	-	2,083,333	209	249,791			250,000
Stock based compensation	-	-			360,037			360,037
Foreign currency translation adjustment	-	-	-	-	-	(578)	-	(578)
Net loss	-	-	-	-	-	-	(1,451,472)	(1,451,472)
Balance at March 31, 2023	-	$-	273,718,580	$27,372	$143,395,919	$(5,660)	$(140,995,453)	$2,422,178

	Preferred Shares		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2021	-	$-	257,920,700	$25,792	$140,858,794	$(22,078)	$(135,617,027)	$5,245,481
Stock warrants granted as financing costs	-	-			140,767			140,767
Stock based compensation	-	-			241,514			241,514
Capitalized stock-based compensation	-	-			157,602			157,602
Foreign currency translation adjustment	-	-	-	-	-	(27,245)	-	(27,245)
Net loss	-	-	-	-	-	-	(633,515)	(633,515)
Balance at March 31, 2022	-	$-	257,920,700	$25,792	$141,398,677	$(49,323)	$(136,250,542)	$5,124,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Three Months Ended March 31,
	2023	2022

Cash flows used in operating activities:
Net loss	$(1,451,472)	$(633,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,297	845
Non-cash operating lease expense	304	336
Warrants issued as financing costs	-	140,767
Stock based compensation	360,037	241,514
Changes in certain assets and liabilities:
Accounts receivable	5,248	2,278
Prepaid costs and other assets	24,898	(185,074)
Accounts payable and other liability	235,125	102,890
Net cash provided by (used in) operating activities	(534,563)	(329,959)

Cash flows from investing activities:
Purchases of property and equipment	-	(8,557)
Additions to intangible assets	-	(439,132)
Net cash (used in) investing activities	-	(447,689)

Cash flows from financing activities:
Proceeds from private placement	250,000	-
Proceeds from short term debt	69,156	400,000
Net cash provided by financing activities	319,156	400,000

Net decrease in cash and cash equivalents	(215,407)	(377,648)
Foreign Exchange Gain (loss)	(4,971)	(2,123)
Cash and cash equivalents, beginning of year	231,763	1,128,825
Cash and cash equivalents, end of period	$11,385	$749,054

Supplemental disclosure of cash flow information:
Cash received (paid) for income taxes, net	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Stock-based compensation issued for capitalized research and development costs	$-	$157,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2023 and 2022

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

On February 28, 2023, the holders of a majority of the outstanding shares of common stock, par value $0.0001 per share (“Common Stock”), of the Company executed a written consent in lieu of a special meeting (the “Written Consent”) approving the form of an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of Common Stock, at a ratio to be determined by the Company’s Board of Directors (the “Board”) within the range of 25-for-1 to 100-for-1 (the “Reverse Stock Split”) and to reduce the Company’s total authorized shares of Common Stock from 600,000,000 shares to 35,000,000 shares (the “Proposed Charter Amendment”). The Proposed Charter Amendment was unanimously approved by the Board on February 23, 2023, subject to approval by the stockholders, which was obtained as described above.

The Reverse Stock Split and the reduction of the Company’s total authorized number of shares of Common Stock will be effectuated within the next 12 months. The Reverse Stock Split will not become effective until it has been processed and approved by the Financial Industry Regulatory Authority (“FINRA”). In the event that FINRA does not approve the Reverse Stock Split, the Board may determine, in its sole discretion, not to effect the Reverse Stock Split nor file the Proposed Charter Amendment with the Secretary of State of the State of Delaware.  The Company’s application to FINRA is currently under review and has not yet received approval.

The effective time of the Reverse Stock Split will be the date and time the Proposed Charter Amendment is filed with the Secretary of State of the State of Delaware or such later time as is specified therein; provided, however, that in no event will the Reverse Stock Split become effective until it has been processed and approved by FINRA. The exact timing of the Reverse Stock Split will be determined by the Board at a later date based on its evaluation as to when such action will be the most advantageous to the Company and its stockholders, and the effective date will be publicly announced by the Company. The Board will also determine the exact ratio and terms of the Reverse Stock Split at a later date. Notwithstanding the foregoing, the Reverse Stock Split will be effectuated within the next 12 months; provided, however, that the Reverse Stock Split and the reduction of the Company’s total authorized number of shares of Common Stock may be delayed or abandoned without further action by the stockholders at any time prior to the effectiveness of the Proposed Charter Amendment if the Board, in its sole discretion, determines that it is in the best interests of the Company and its stockholders to delay or abandon such actions.

NOTE 2 – GOING CONCERN

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has recently acquired operating assets, is generating modest revenues, and is in the process of pursuing expansion of its new business venture.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, conducting revenue generating operations or expanding the Company’s existing business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking a further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15 months Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000 and obtained a short-term loan for operations of its subsidiary of ILS 250,000 (approximately US $69,000) from a local bank in Israel, such loan secured by a guarantee from our CEO.

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

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Fiscal Year end

The Company has selected December 31 as its fiscal year end.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K as filed with the SEC on April 18, 2023 and Form 10-K/A as filed on May 2, 2023.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 100% controlled Israeli subsidiary, Stratford Ltd (“Stratford”) as of March 31, 2023 and 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses are included in “General and Administrative” expenses on the Company’s consolidated statements of operations.

Translation of amounts from Israeli Shekel (ILS) into U.S. Dollar has been made at the following exchange rates for the three months ended March 31, 2023 and 2022

	March 31, 2023	March 31, 2022
Period-end ILS: U.S. dollar exchange rate	$0.2777	$0.3133
Period average ILS: U.S. dollar exchange rate	$0.2829	$0.3129

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

In the year ended December 31, 2021, the Company recorded assets acquired in the cumulative amount of approximately $3.4 million (cash proceeds, share based consideration and the assumption of certain repayable grants issued by the government of Israel which financed certain development activities related to the intellectual property) purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. Intangible assets acquired included intellectual property and trademarks, including rights in patents in so far as they exist and rights of claim (if and in so far as they exist and are transferrable) for infringement of the aforementioned intellectual property and the future estimated value of certain customer relationships. We initially record acquired intangible assets at their estimated fair values and we review these assets periodically for impairment.  The Company is amortizing these assets over a five-year straight-line basis, or their estimated useful life.

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

During the year ended December 31, 2022, we capitalized an additional $1 million in ongoing development expenditures as we continued to complete the programming required for the transfer of iOS and Android operating systems to Flutter, and integrate our SaaS product with the major online retailing platforms Shopify and WooCommerce. The Company is amortizing these assets over a five-year straight-line basis.

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

The Company reviews the valuation of long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Impairment testing is performed at the asset group level. There was no impairment of assets at December 31, 2022 or 2021.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for applicable assets and liabilities, we consider the principal or most advantageous market in which we would transact and we consider assumptions market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

●	Level 1: Observable inputs such as quoted prices in active markets;

●	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenues when, or as, the Company satisfies a performance obligation.

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

For the three months ended March 31, 2023 and 2022, stock-based compensation and other equity instrument related expenses and expenditures recognized in the consolidated statements of operations is as follows:

	For The Three Months Ended March 31,
	2023	2022
Capitalized as software research and development expenditure	$-	$157,602
Research and development expense	63,269	-
Cost of revenue	2,590	-
Sales and marketing	11,909	28,357
General and administrative expenses	282,269	213,157
Total stock-based compensation expense	$360,037	$399,116

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Operating lease right-of-use assets and Operating lease liabilities in the Consolidated Balance Sheets.

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

Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants and classes of shares with conversion features. The computation of basic loss per share for the three months ended March 31, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share. The Company had a total of 36,719,661 and 30,998,323 potentially dilutive securities outstanding at March 31, 2023 and 2022, respectively, in relation to vested and exercisable stock options and exercisable share purchase warrants.

Recent Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements. The pronouncements that have already been adopted, did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof. Since the fiscal year end December 31, 2022, there have been no recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to the Company.

NOTE 4 – INTANGIBLE ASSETS

The following table provides additional information regarding the Company’s intangible assets:

	March 31, 2023	December 31, 2022
Purchased assets – Royal App	$3,403,228	$3,403,228
Capitalized patent application costs	28,483	28,483
Capitalized software development expenditures	2,338,274	2,338,274
Total intangible assets	5,769,985	5,769,985
Less: accumulated amortization	(732,982)	(443,658
	$5,037,003	$5,326,327

During the quarter ended September 30, 2022 the Company completed the upgraded SaaS software application which has been launched commercially for download on each of Shopify and WooCommerce. The majority of the Company’s intangible assets relate to one asset group, our Shelfy.io Mobile App Builder SaaS software app and related trademarks and patents. Assets are amortized over a five year straight line basis from commercial launch.

Details of amortization of our intangible assets by group for the period August 1, 2022 (commercial launch) through March 31, 2023, are below:

August 1, 2022
Shelfy.io Mobile app builder SaaS software app	$5,534,985
Less: accumulated amortization	(425,589)
Balance, December 31, 2022	5,109,396
Less: accumulated amortization	(703,129)
Balance, March 31, 2023	$4,831,856

August 1, 2022
Customer relationships	$235,000
Less: accumulated amortization	(18,069)
Balance December 31, 2022	216,931
Less: accumulated amortization	(29,853)
Balance, March 31, 2023	$205,147

As of March 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Years Ended December 31,	Amortization Expense
2023	$796,546
2024	1,085,870
2025	1,085,870
2026	1,085,870
2027	982,847
Total	$5,037,003

Amortization for developed technology is recognized in general and administrative expense.

NOTE 5 – DEBT

Notes payable

During the three months ended March 31, 2022, the Company received a total of $400,000 in proceeds from short term promissory notes with each short term promissory note having a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash commencing on May 1, 2022. Further each noteholder received a ½ warrant for each $1 in short term promissory note proceeds, exercisable at $0.12 per share for a term of one year from issue date.

In June 2022 the Company accepted a further $70,000 in proceeds in the form of a short term promissory notes from a company controlled by our President, having a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash. The noteholder received a ½ warrant for each $1 in short term promissory note proceeds, exercisable at $0.12 per share for a term of one year from issue date.

The Company issued a total of 1,958,333 share purchase warrants in respect to the aforementioned short term promissory notes. The Company valued these warrants using the Black Scholes model utilizing volatility ranging from 303.60% to 419.67%, and a risk-free rate of from 1.35% to 2.88%. The fair value of the warrants was $165,602, which amount was recorded as financing costs.

In June 2022, the Company received an additional $100,000 in the form of a short-term promissory note from a company controlled by our President, with a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash.

Between June and December 31, 2022, the Company received a further $1,369,000 in cash proceeds from certain Note and Securities Purchase Agreements ( the “SPA Notes”) and rolled over $570,000 of previously incurred debt under certain short term promissory notes entered into prior to June 30, 2022, including accrued interest (the “New Notes”), with each of the SPA Notes and New Notes having a term of 15 months from issue date, bearing interest at a rate of 10% per annum, with accrued interest payable monthly in arrears in cash commencing on October 1, 2022. Further the Company issued a total of 13,714,547 shares of common stock as loan bonuses to the noteholders in conjunction with the SPA Notes and New Notes. The fair value of the loan bonus shares was $990,542, which amount was recorded as financing costs.

Concurrent with the issuance of the New Notes a total of 291,667 warrants previously issued to a company controlled by our CEO in June 2022 were cancelled. In addition, in conjunction with the New Notes and SPA Notes, a company controlled by our CEO received cash commissions of approximately $48,800 and invoiced an additional $27,349 in commission fees, which remains unpaid.

Bank loan payable

On March 15, 2023, Stratford Ltd. received a short-term (3 month) loan of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from our CEO and President.

The following table provides additional information regarding the financing costs associated with the aforementioned notes:

	For The Months Ended March 31,
	2023	2022
Interest expense on notes	$49,215	$2,064
Warrants issued, fair value	-	140,767
Total	$49,215	$142,831

The following table provides additional information regarding accrued interest payable with respect to the aforementioned notes and loan, included in accounts payable:

	March 31, 2023	December 31, 2022
Interest payable under notes	$49,697	$39,160
Commission payable to company controlled by related party	27,349	27,349
Total	$77,046	$66,509

NOTE 6 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has authorized 600,000,000 shares of common stock, with a par value of $0.0001 per share.

During the three months ended March 31, 2023, the Company received proceeds of $250,000 from an investor in the form of a subscription under our current offering at $0.12 per unit for a total of 2,083,333 common shares and 520,822 common stock purchase warrants for exercise at $0.15 per share with an exercise term of one (1) year from issue date.

During the year ended December 31, 2022, the Company issued the following shares of common stock:

-	a total of 13,714,547 shares of common stock as loan bonus’ to the Noteholders in conjunction with the terms of certain loan agreements. (Ref: Note 5 – Debt)

On March 31, 2023, and December 31, 2022, the Company had 273,718,580 and 271,635,247 shares of common stock issued and outstanding, respectively.

Stock Purchase Warrants

During the year ended December 31, 2022, the Company issued a total of 1,958,333 stock purchase warrants with respect to certain short term promissory notes payable for a period of one (1) year from grant date with an exercise price of $0.12 per share. The fair value of the warrants was $165,602, which amount was recorded as financing costs. Concurrent with the issuance of the New Notes, a total of 291,667 warrants issued to a company controlled by our CEO in June 2022 were cancelled.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, December 31, 2021	20,331,658	0.07
Warrants issued	1,958,333	0.12
Warrants cancelled	(291,667)	0.12
Warrants expired	-	-
Balance, December 31, 2022	21,998,324	$0.074
Warrants issued	-
Warrants cancelled	-
Warrants expired	(1,666,666)	0.12
Balance, March 31, 2023	20,331,658	$0.070

The following warrants were outstanding as at March 31, 2023:

Number of Warrants	Exercise Price ($)	Expiry Date
1,333,333	0.0975	September 09, 2023
500,000	0.0975	September 27, 2023
7,791,658	0.02567	October 1, 2023
333,333	0.0975	October 18, 2023
5,666,667	0.0975	October 19, 2023
1,000,000	0.0975	October 21, 2023
240,000	0.0975	October 24, 2023
666,667	0.0975	October 26, 2023
666,667	0.0975	October 28, 2023
600,000	0.0975	October 29, 2023
800,000	0.0975	November 01, 2023
533,333	0.0975	November 02, 2023
200,000	0.0975	November 19, 2023
20,331,658

Stock Options

The Company granted the following stock options under its 2021 Employee Stock Incentive Plan:

-	On October 1, 2021, 9,000,000 fully vested incentive stock options to directors, officers and consultants of the Company for exercise at $0.0257 for a term of 4 years from grant

-

On October 26, 2021, 7,077,422 qualified employee stock options to certain officers, directors and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.123 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of October 26, 2021.

-

On November 11, 2021, 11,465,424 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.02567 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Cliff Date with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of May 2, 2021.

-

On June 13, 2022, 1,500,414 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.103 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement dates between November 2021 and June 2022.

-

On August 1, 2022, 1,833,334 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.0781 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date in August 2022.

-

On January 6, 2023, 6,883,097 qualified employee stock options to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.0797 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the vesting commencement dates between September 2022 and December 2022.

-	On January 6, 2023, 3,000,000 fully vested incentive stock options to directors and officers of the Company for exercise at $0.0797 for a term of 5 years from grant

-

During the three months ended March 31, 2023, 2,000,000 unvested options were forfeit upon termination of an employment agreement (March 31, 2022 – Nil). During the year ended December 31, 2022 a total of 8,670,584 employee stock options were canceled and a further 636,969 forfeit upon termination of services agreements.

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	21,569,040	$0.03508	2.77	$-
Granted	9,883,097	0.0797	5	-
Exercised	-	-	-	-
Cancelled	-	-
Forfeiture	(2,000,000)	0.0797	-	-
Outstanding at March 31, 2023	29,452,137	$0.047	3.02	$-

Options exercisable at March 31 2023	16,388,003	$0.03662	2.82	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	27,542,845	$0.05068	3.60	$-
Granted	-			-
Exercised	-			-
Cancelled	-
Forfeiture	-			-
Outstanding at March 31, 2022	27,542,845	$0.05068	3.35	$-

Options exercisable at March 31 2022	9,000,000	$0.02567	3.50	$-

The following table summarizes information about stock options outstanding and exercisable at March 31, 2023:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.02567	9,000,000	2.51	$0.02567	9,000,000	$0.02567
$0.02567	9,625,292	2.09	$0.02567	4,211,066	$0.02567
$0.12300	566,194	2.58	$0.12300	176,937	$0.12300
$0.10300	934,220	4.21	$0.10300	-	$-
$0.0781	1,443,334	4.34	$0.07810	-	$-
$0.07977	4,100,000	4.42	$0.07810	-	$-
$0.07977	283,097	4.64	$0.07977	-	$-
$0.07977	500,000	4.73	$0.07977	-	$-
$0.07977	3,000,000	5.19	$0.07977	3,000,000	$0.007977
$0.02567 ~ $0.12300	29,452,137	3.02	$0.04704	16,388,003	$0.03662

The following table summarizes information about stock options outstanding and exercisable at March 31, 2022:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.02567	9,000,000	3.50	$0.02567	9,000,000	$0.02567
$0.02567	11,465,423	3.09	$0.02567	-	$-
$0.12300	7,077,422	3.57	$0.12300	-	$-
$0.02567 ~ 0.12300	27,542,845	3.35	$0.05068	9,000,000	$0.02567

Unamortized compensation expense associated with unvested options is $557,162 and $183,380 as of March 31, 2023 and December 31, 2022, respectively. The weighted average period over which these costs are expected to be recognized is approximately 3.28 years.

NOTE 7 – COMMITMENTS

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

Operating lease expense is comprised of the following:

	For The Three Months Ended March 31,
	2023	2022
Operating lease cost	$3,836	$3,604

Maturities of lease liabilities are as follows:

Operating Leases
2023	$9,597
2024	7,465
Total lease payments	17,062
Less imputed interest	(789)
Total lease liabilities	16,273
Less current portion of lease liabilities	(12,067)
Long-term lease liabilities	$4,206

NOTE 8 – RELATED PARTY TRANSACTIONS

Key management compensation

Key management personnel are persons responsible for planning, directing, and controlling the activities of the entity, and include all directors and officers.

	For The Three Months Ended March 31,
	2023	2022
Management fees and director compensation	$100,968	$92,171

At March 31, 2023, accounts payable and accrued liabilities included $18,478 ($0 – December 31, 2022) of management fees with respect to key management and director compensation.

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

On March 22, 2023, Eyal Pinto, resigned from his position as Chief Financial Officer and Mr. James Brodie, Treasurer and Director, was appointed to serve as interim Chief Financial Officer.

Transactions with the Company’s CEO and President

During the year ended December 31, 2022, companies controlled by our interim CEO provided loans in the amount of $170,000 for ongoing operations in conjunction with certain note payable agreements bearing interest at 10% per annum for a term of 15 months.  The Company accrued interest of $1,818 in the three months ended March 31, 2023, and paid interest of $1,818 in the year ended December 31, 2022 in respect to these loans.  A company controlled by the Company’s CEO invoiced commission fees of $76,149 during the year ended December 31, 2022, of which $27,349 remains unpaid at March 31, 2023 and is included in accounts payable and accrued liabilities. (Note 5)

On March 15, 2023, Stratford Ltd. received a short-term (3 month) loan of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President.

NOTE 9 – SUBSEQUENT EVENTS

On May 11, 2023, the Company entered into an employment agreement with Efrat Reinhardt to serve as the Chief Financial Officer of the Company and Stratford Ltd. Concurrently Mr. James Brodie resigned from his position as interim Chief Financial Officer. Pursuant to the Employment agreement Ms. Reinhardt will receive an annual base salary of 480,000 New Israeli Shekels (“NIS”), which as of the date of this filing equates to approximately US$131,380.  In accordance with terms of the employment agreement, Ms. Reinhardt was granted 2,000,000 stock options for exercise for a term of 5 years at $0.08472 per share, vesting as to 25% on the first anniversary of the Cliff Date, or May 11, 2024, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date or May 22, 2028.  Ms. Reinhardt is entitled to a monthly car allowance.

On May 22, 2023, the Company’s subsidiary, Stratford Ltd., received a legal warning letter from certain of its employees in Israel demanding approximately $262,667 (NIS 945,604) in unpaid wages, as well as certain required payroll remittances, interest and attorney’s fees be paid no later than 30 days from demand in order to avoid proceedings under 10(a)(1) of the Insolvency and Economic Rehabilitation Law of Israel.

On June 14, 2023 the Company retired a short term loan initially obtained on March 15, 2023 of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd., with proceeds from a new short term loan of the same face value. The new loan has a duration of 103 days expiring September 25, 2023 and accrues interest at a rate of 10.63% per annum.  The loan continues to be secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President.

Subsequent to March 31, 2023 the Company’s CEO, Elchanan Maoz and corporations controlled by him advanced approximately $40,000 for operational expenses as they came due and was reimbursed $21,000.

The Company has evaluated events for the period from March 31, 2023, through the date of the issuance of these financial statements, June 20, 2023, and determined that there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 and our Form 10-K/A as filed on May 2, 2023, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023.

General Overview

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

Our operating subsidiary, Stratford, Ltd, operates the Shelfy.io Mobile App Builder (“Shelfy.io” or “Shelfy”) which merges the functionality of mobile technology, artificial intelligence (“AI”), and machine learning enabling retailers to quickly and easily bring their online business to significantly:

•	Increase customer retention;
•	Increase Revenues
•	Increase average basket size;
•	Increase upsell and cross-sell; and
•	Increase customers lifetime value (“CLV”).

During the year ended December 31, 2022 we completed the transformation of our acquired suite of software products to a fully modular software as a service (“SaaS”) based platform. This will enable us to scale the company significantly, onboarding multiple retailers simultaneously without any additional integration costs.

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

Historically, the Company was not generating revenue from its operations. Upon acquisition of the Shelfy intellectual property in 2021, we acquired two legacy customer accounts, using the existing Shelfy enterprise commerce software, one of which customer contracts terminated prior to close of fiscal 2022.  As of December 31, 2022 the Company had one remaining client for its legacy enterprise software and during the most recent quarter ended March 31, 2023 we have been engaging with industry partners to market and sell our mobile commerce app. To date we have only onboarded seven new customers for our redeveloped “one-stop-shop” mobile commerce application.  We expect our operational expenses to continue to exceed incoming revenues until such time as our recently launched mobile software suite obtains sufficient customer subscriptions to meet our ongoing expenses.  We expect we will be required to support the sale of our downloadable mobile commerce app with substantial marketing expenditures. We expect to continue to onboard new customers on a monthly basis through 2023 as we focus on marketing our current software offering. While we continue to develop and expand our primary business operations during 2023, our revenues are not expected to be sufficient to meet our ongoing expenses.

Recent Developments

The Company has recently entered into licensing and marketing agreements with Cardcom Ltd. and Direct Accounting Management Ltd (“Invoice4U”) based in Israel whereby Stratford has granted licenses for third parties to market and sell Shelfy to their clients consisting of thousands of customers. Under the terms of the agreements our industry partners will manage the marketing and sales activity with their customers in exchange for a commission from the total receipts that Stratford receives from such sales.

Results of Operations

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Revenue

We have generated $17,815 in revenue during the three months ended March 31, 2023 compared to $19,206 during the three months ended March 31, 2022. The slight reduction in revenue during the three months ended March 31, 2023 is predominantly related to certain service fees charged in the three months ended March 31, 2022 which did not reoccur in the current quarter ended March 31, 2023.

Cost of Revenue

Cost of revenue in the current three months ended March 31, 2023 (2022 - $0) primarily consists of salaries paid to employees, certain share-based compensation expenses and software hosting costs related to our recently launched SaaS mobile commerce software.

Operating Expenses

For the three months ended March 31, 2023 and 2022 we had the following operating expenses:

	Three months ended March 31,
	2023	2022

Operating expenses
Cost of revenue	$21,460	$-
Research and development expenses	355,887	-
General and administrative	879,079	451,150
Management Fees	100,968	92,171
Sales and Marketing	62,678	81,430
Total operating expenses	$1,420,072	$624,751

Total operating expenses for the three months ended March 31, 2023 were $1,420,072 compared to total operating expenses of $624,751 for the three months ended March 31, 2022. The increase in operating expenses during the three months ended March 31, 2023 is predominantly the result of an increase to $291,297 in depreciation and amortization expenses predominantly related to our SaaS software with an estimated useful life of 5 years, which was launched commercially in August 2022, with only $845 in depreciation related to fixed assets in the comparative three months ended March 31, 2022 and an increase to stock based compensation in the period to $360,037 for the current three months ended March 31, 2023 as compared to $241,514 in the three months ended March 31, 2022, all of such costs included as a part of general and administrative expenditures. In addition, current period expenditures on research and development of $355,887 were substantially increased compared to $0 in the three months ended March 31, 2022.  Prior to commercial launch of the SaaS mobile software offerings applicable research and development expenditures were capitalized.   The Company expended $62,678 in the current three months ended March 31, 2023 as compared to $81,430 in the three months ended March 31, 2022 on sales and marketing costs and $100,968 and $92,171 on management fees, respectively in the three months ended March 31, 2023 and 2022.

Other Income (Expenses)

Other expenses for the three months ended March 31, 2023 and 2022 totaled $49,215 and $27,970, respectively.  Finance costs including interest expense applicable to certain loans payable totaled $49,215 in the three months ended March 31, 2023 as compared to $142,831 in the three months ended March 31, 2022, including finance costs of $140,767.  During the three months ended March 31, 2022 other expenses were offset by $114,861 as a result of an income tax refund with no comparable result in the three months ended March 31, 2023.

Net Loss

We had a net loss of $1,451,472 during the three months ended March 31, 2023, compared to a net loss of $633,515 during the three months ended March 31, 2022.

Statement of Cash Flows

Three months ended March 31, 2023 and 2022

The following table summarizes our cash flows for the comparative three-month periods presented:

	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(534,563)	$(329,959)
Net cash used in investing activities	(-)	(447,689)
Net cash provided by financing activities	319,156	400,000
Foreign exchange loss	(4,971)	(2,123)
Decrease in cash	(215,407)	(377,648)
Cash end of period	$11,385	$749,054

Cash used in operating activities:

Net cash used in operating activities was $534,563 for the three months ended March 31, 2023 compared to net cash used in operating activities of $329,959 for the three months ended March 31, 2022. Net cash used in operating activities for the three months ended March 31, 2023 was primarily the result of the net loss of $1,451,472, offset by non-cash  expenses including stock based compensation of $360,037, depreciation and amortization of $291,297 and non-cash lease expenses of $304, as well as changes to operating assets and liabilities, including a decrease to accounts receivable of $5,248, a decrease to prepaid expenses and other assets of $24,898, and an increase to accounts payable of $235,125. Net cash provided by operating activities for the three months ended March 31, 2022 was primarily the result of the net loss of $633,515, offset by non-cash financing fees of $140,767 as a result of the issuance of warrants in relation to certain loan agreements, stock based compensation of $241,514, depreciation and amortization of $845 and non-cash lease expenses of $336, and changes to operating assets and liabilities, including an increase to accounts payable of $102,890, an decrease to accounts receivable of $2,278, and an increase to prepaid costs and other assets of $185,074.

Cash used in investing activities:

The Company purchased assets for a cash value of $8,557 and capitalized certain intangible assets of $439,132 during the three months ended March 31, 2022, with no comparable results in the three months ended March 31, 2023.   Cash used in investing activities in the three months ended March 31, 2023 was $0 as compared to $447,689 in the three months ended March 31, 2022.

Cash provided by financing activities:

Net cash provided by financing activities during the three months ended March 31, 2023 totaled $319,156 comprised of $250,000 in proceeds from a subscription under our offering on Form S-1 and proceeds from a short term bank loan of $69,156.  Net cash provided by financing activities in the three months ended March 31, 2022 includes $400,000 in proceeds from short term loans.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $11,385. We are in the early stage of development having acquired certain intellectual property assets through a bankruptcy proceeding during fiscal year 2021 that the Company has only recently begun to operate during the third quarter of fiscal year 2022. We have experienced net losses to date and have generated modest revenue from operations during the year ended December 31, 2022 and three months to March 31, 2023, which raises substantial doubt about our ability to continue as a going concern. While we have raised additional proceeds totaling $319,156 during the current three months ended March 31, 2023, including $250,000 from investors in the form of subscriptions under our current offering at $0.12 per unit for a total of 2,083,333 shares of common stock and 520,822 common stock purchase warrants for exercise at $0.15 per share, and a further $69,156 (NIS 250,000) as a result of a short term loan from a local Israeli bank for operations of our subsidiary, Stratford Ltd., however, these funds are not sufficient to meet ongoing shortfalls in our operating expenses. We will require substantial additional funds for operations in order to meet our software marketing and business expansion objectives in fiscal year 2023 and beyond. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt instruments we may be subject to certain limitations in our operations, and issuance of such instruments may have rights senior to those of the then existing stockholders.

We continue exploring sources of additional capital as we expand our revenue base. There can be no assurance the necessary financing will be available to meet our timeline. We expect to continue to onboard additional customers for our existing software suite and our new software offering that launched during fiscal year 2023, however, we do not believe revenues from operations in fiscal year 2023 will be sufficient to meet our operational overhead. We currently believe that the Company’s cash requirement during the following twelve months is approximately $5,000,000. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs for fiscal year 2023.

Going Concern

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has recently acquired operating assets, is generating modest revenues, and is in the process of pursuing expansion of its new business venture.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, conducting revenue generating operations or expanding the Company’s existing business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking a further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose, which was initially filed on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15-month Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000 and obtained a short-term loan for operations of its subsidiary of ILS 250,000 (approximately US $69,000) from a local bank in Israel, such loan secured by a guarantee from our CEO.

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

Off-Balance Sheet Arrangements

None.

Critical Accounting Estimates

We have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in Note 3 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Certain accounting policies involve significant judgments and assumptions by our management that can have a material impact on the carrying value of certain assets and liabilities. We consider such accounting policies to be our critical accounting policies. The judgments and assumptions used by our management in these critical accounting policies are based on historical experience and other factors that our management believes to be reasonable under the circumstances. Because of the nature of these judgments and assumptions, actual results could differ significantly from these judgments and estimates, which could have a material impact on the carrying values of our assets and liabilities and our results of operations. Our critical accounting policies are described below.

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

Software Research and Development Expenditures

Software development expenditures consist primarily of costs associated with the on-going modifications to certain software acquired from Royal App including employee compensation and certain stock-based compensation associated with certain employee contracts, as well as other expenses for research and development, personnel, supplies and development materials, costs for consultants and related contract research and facility costs. Expenditures relating to research and development incurred pre-technological feasibility are expensed as incurred. Post-technological feasibility expenditures are capitalized as incurred. Ongoing research and development expenses, post commercial release of our software suite, are expensed as incurred and included as a part of general and administrative expenses.

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Israeli Shekel.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “General and Administrative” expenses on the Company’s consolidated statements of operations.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted, did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof. Since the fiscal year end December 31, 2022, there have been no recent accounting pronouncements or changes in accounting pronouncements that have been issued but not yet adopted that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

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

As of March 31, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer [and principal financial officer], we conducted an evaluation of the effectiveness, as of March 31, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of March 31, 2023 as described below:

•	Implementation of enhanced cost allocation processes with respect to costs of goods sold;
•	Implementation of enhanced cut off processes and procedures for our controlled subsidiary;
•	Continuing to enhance our impairment testing procedures with the assistance of our third-party experts.
•	Collection of information in order to be able to report on a timely basis.

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

Management has, and will continue to, allocate resources as available to its remediation plan, which include (i) the establishment of additional internal procedures with respect to the documentation of budget and forecasting process with respect to material assumptions or determinations, (ii) the implementation of additional processes to bolster accuracy of underlying assumptions and (iii) the implementation of more detailed month end and quarter close procedures for installation at our operating subsidiary location to enhance procedures currently in place. Management is committed to maintaining a strong internal control environment and allocating the necessary resources to remediate the  identified material weaknesses.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 18, 2023. The risks described in the 2022 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On May 11, 2023, the Company entered into an employment agreement with Efrat Reinhardt to serve as the Chief Financial Officer of the Company and Stratford Ltd. Concurrently Mr. James Brodie resigned from his position as interim Chief Financial Officer. Pursuant to the employment agreement, Ms. Reinhardt will receive an annual base salary of 480,000 New Israeli Shekels (“NIS”), which as of the date of this filing equates to approximately US $131,380.  In accordance with terms of the employment agreement, Ms. Reinhardt was granted 2,000,000 stock options for exercise for a term of 5 years at $0.08472 per share, vesting as to 25% on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), or May 11, 2024, with an additional 6.25% of the Option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the Vesting Commencement Date. Ms. Reinhardt is entitled to a monthly car allowance.

On May 22, 2023, the Company’s subsidiary, Stratford Ltd., received a legal warning letter from certain of its employees in Israel demanding approximately $262,667 (NIS 945,604) in unpaid wages, as well as certain required payroll remittances, interest and attorney’s fees be paid no later than 30 days from demand in order to avoid proceedings under 10(a)(1) of the Insolvency and Economic Rehabilitation Law of Israel.

On June 14, 2023 the Company retired a short term loan initially obtained on March 15, 2023 of approximately $69,425 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd., with proceeds from a new short term loan of the same face value. The new loan has a duration of 103 days expiring September 25, 2023 and accrues interest at a rate of 10.63% per annum. The loan continues to be secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on February 11, 2022)
3.2	Amended and Restated Bylaws. (Incorporated by reference to Exhibit 3.3 our Registration Statement on Form S-1 filed on February 11, 2022)
10.1	Employment agreement between the Company and Efrat Reinhardt (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2023)
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2*	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

101.INS*	INLINE XBRL INSTANCE DOCUMENT (THE INSTANCE DOCUMENT DOES NOT APPEAR IN THE INTERACTIVE DATA FILE BECAUSE ITS XBRL TAGS ARE EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)
101.SCH*	INLINE XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104*	COVER PAGE INTERACTIVE DATA FILE (FORMATTED AS INLINE XBRL AND CONTAINED IN EXHIBIT 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METRO ONE TELECOMMUNICATIONS, INC.

Date: June 22, 2023	By:	/s/ Elchanan (Nani) Maoz
Elchanan Nani Maoz
Chief Executive Officer (Principal Executive Officer)

Date: June 22, 2023	By:	/s/ Efrat Reinhardt
Efrat Reinhardt
Principal Financial and Accounting Officer

