Form 10-Q
period 2023-06-30
METRO ONE TELECOMMUNICATIONS INC
filed 2023-09-25
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 20, 2023, there were 273,718,580 shares of the registrant’s common stock issued and outstanding.

Metro One Telecommunications Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$4,395	$231,763
Accounts receivable	21,739	27,756
Prepaid expenses	47,872	99,036
Royalty receivable	168,490	176,690
Other current assets	16,231	16,818
Total current assets	258,727	552,063

Property and equipment. net	15,055	18,939
Intangible assets, net	4,749,328	5,326,327
Operating lease right-of-use assets	10,721	17,845
Other assets	25,415	26,735
Total assets	$5,059,246	$5,941,909

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,128,690	$529,015
Debt, current portion	2,126,621	-
Current portion of operating lease liabilities	12,943	12,118
Total current liabilities	3,268,254	541,133

Debt	-	1,959,221
Other liability	161,521	169,909
Operating lease liabilities	-	7,455
Total liabilities	3,429,775	2,677,718

Stockholders’ equity
Common stock, $0.0001 par value; 600,000,000 shares authorized. 273,718,580 and 271,635,247 shares issued and outstanding as at June 30, 2023 and December 31, 2022, respectively	27,372	27,163
Additional paid in capital	143,296,989	142,786,091
Accumulated deficit	(141,701,566)	(139,543,981)
Other comprehensive income (loss)	6,676	(5,082)
Stockholders’ equity	1,629,471	3,264,191
Total Liabilities and Stockholders’ Equity	$5,059,246	$5,941,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations

and Other Comprehensive Income

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022

Revenues		$16,865		$18,937		$34,680		$38,143

Operating expenses	$		$		$		$
Cost of revenue		435		-		21,895		-
Research and Development		173,717		-		529,604		-
General and administrative		371,939		398,375		1,251,018		805,726
Management Fees		80,728		120,578		181,696		256,548
Sales and Marketing		45,186		20,365		107,864		101,795
Total operating expenses		672,005		539,318		2,092,077		1,164,069

Operating (loss)		(655,140)		(520,381)		(2,057,397)		(1,125,926)

Other income (expense)
Finance Costs		(50,973)		(38,460)		(100,188)		(181,291)
Income tax refund		-		-		-		114,861
Total other income (expense)		(50,973)		(38,460)		(100,188)		(66,430)

Net Loss		$(706,113)		$(558,841)		$(2,157,585)		$(1,192,356)

Basic and diluted net loss per common share		$(0.00)		$(0.00)		$(0.01)		$(0.01)

Weighted average shares – basic and diluted		273,718,580		257,920,700		273,384,787		257,920,700

Other Comprehensive Loss
Net Loss		$(706,113)		$(558,841)		$(2,157,585)		$(1,192,356)
Foreign currency translation adjustment		12,336		(109,152)		11,758		(136,397)
		$(693,777)		$(658,693)		$(2,145,827)		$(1,575,652)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2022	271,635,247	27,163	142,786,091	(5,082)	(139,543,981)	3,264,191
Reg A	2,083,333	209	249,791	-	-	250,000
Stock based compensation	-	-	360,037	-	-	360,037
Foreign currency translation adjustment	-	-	-	(578)	-	(578)
Net loss	-	-	-	-	(1,451,472)	(1,451,472)
Balance at March 31, 2023	273,718,580	27,372	143,395,919	(5,660)	(140,995,453)	2,422,178
Stock based compensation	-	-	(98,930)	-	-	(98,930)
Foreign currency translation adjustment	-	-	-	12,336	-	12,336
Net loss	-	-	-	-	(706,113)	(706,113)
Balance at June 30, 2023	273,718,580	$27,372	$143,296,989	$6,677	$(141,701,566)	$1,629,471

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2021	257,920,700	$25,792	$140,858,794	$(22,078)	$(135,617,027)	$5,245,481
Stock warrants granted as financing costs	-	-	140,767	-	-	140,767
Stock based compensation	-	-	241,514	-	-	241,514
Capitalized stock-based compensation	-	-	157,602	-	-	157,602
Foreign currency translation adjustment	-	-	-	(27,245)	-	(27,245)
Net loss	-	-	-	-	(633,515)	(633,515)
Balance at March 31, 2022	257,920,700	25,792	141,398,677	(49,323)	(136,250,542)	5,124,604

Stock warrants granted as financing costs	-	-	24,835	-	-	24,835
Stock based compensation	-	-	147,440	-	-	147,440
Capitalized stock-based compensation	-	-	107,654	-	-	107,654
Foreign currency translation adjustment	-	-	-	(109,152)	-	(109,152)
Net loss	-	-	-	-	(558,841)	(558,841)
Balance at June 30, 2022	257,920,700	$25,792	$141,676,542	$(158,475)	$(136,809,383)	$4,736,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Six Months Ended June 30,
	2023	2022

Cash flows used in operating activities:
Net loss	$(2,157,585)	$(1,192,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	580,883	2,452
Non-cash operating lease expense	600	652
Warrants issued as financing costs	-	165,602
Stock based compensation	261,109	388,954
Changes in certain assets and liabilities:
Accounts receivable	4,767	939
Prepaid costs and other assets	49,759	19,057
Accounts payable and other liabilities	622,460	(95,251)
Net cash used in operating activities	(638,007)	(709,951)

Cash flows from investing activities:
Purchases of property and equipment	-	(17,503)
Additions to intangible assets	-	(847,206)
Net cash used in investing activities	-	(864,709)

Cash flows from financing activities:
Proceeds from private placement	250,000	-
Proceeds from short term debt	168,925	570,000
Net cash provided by financing activities	418,925	570,000

Net decrease in cash and cash equivalents	(219,019)	(1,004,660)
Foreign Exchange Gain (loss)	(8,286)	2,103
Cash and cash equivalents, beginning of year	231,763	1,128,825
Cash and cash equivalents, end of period	$4,395	$126,268

Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$-	$114,861
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Stock-based compensation issued for capitalized research and development costs	$-	$265,256

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated in the State of Oregon on February 8, 1989, as Metro One Direct Information Services Inc.  On December 12, 1995, we changed our name to Metro One Telecommunications, Inc.

During the quarter ended June 30, 2021, the Company announced that its newly-formed, wholly owned Israeli subsidiary, Stratford Ltd. (“Stratford”) had received notification of approval from the Lod District Court in Israel for its winning bid to acquire assets of Royal App Ltd. out of insolvency proceedings for approximately $2.4 million USD in cash, the assumption of $200,000 in repayable government grants, as well as 8% equity in the Company on a diluted basis, post conversion of the Company’s preferred common stock, the “Recapitalization”.

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

On February 9, 2022, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to offer up to 80,000,000 Units consisting of one share of common stock and a ¼ warrant at $0.12 per Unit, with the associated warrants having an exercise price of $0.15 per share for a period of one year. The Company received notice of effect from the SEC on December 1, 2022.  Further the Company registered a total of 200,031,733 shares of common stock and 21,998,323 shares of common stock underlying warrant exercises for certain selling stockholders. Subsequent to December 31, 2022, the Company received its first subscription under the offering for $250,000.

During the year ended December 31, 2022, the Company’s subsidiary launched its upgraded SaaS Shelfy.io Mobile App Builder. The Shelfy mobile app, which launched on August 1, 2022, is open to all merchants on the Shopify marketplace and can be accessed at https://apps.shopify.com/shelfy. The Shelfy mobile app also launched on WooCommerce on September 1, 2022 and is available to all WooCommerce developers, online stores, brands, and retailers at https://he.wordpress.org/plugins/shelfy-mobile-commerce-platform/.

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. The motion was filed as a result of unpaid salaries and social benefits to those employees outstanding as of April 30, 2023, in the approximate US Dollar amount of $254,725 (NIS 945,604), not including additional amounts owing for pension and an educational savings plan. The motion further indicated the salary and benefits payable at the date of the filing had increased to a total approximate amount of $323,250 (NIS 1.2 million). In addition, the employees filed an ex-parte motion to appoint a temporary trustee in order to prevent concealment of assets.  In response to the Temporary Trustee Motion, the Court declined to make a ruling on the ex-parte motion and ordered Stratford to file its response with the Court no later than July 2, 2023. If no objection is filed by Stratford, a temporary trustee will be immediately appointed from a list of three nominees offered by the local Ministry of Justice. Stratford did not file an objection to the Temporary Trustee Motion and on July 20, 2023 a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated, including the Company’s CFO Efrat Reinhardt, whose employment contract was originally entered into with Stratford directly with services to be provided to each of Stratford and the Company.  On termination of the employees the Company declined to enter into a new contract with Ms. Reinhardt directly.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 1 - NATURE OF OPERATIONS (Continued)

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”),  the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company will deconsolidate its subsidiary, Stratford.  The Company has provided proforma information with respect to the deconsolidation in Note 10, Subsequent Events.

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

The Company is currently in the process of reviewing several suitable acquisition targets with revenue generating operations with the intent to complete an acquisition in the fourth quarter of fiscal 2023. The Company has no agreements, commitments or understanding either in writing or verbally with respect thereto. There is no assurance that the Company will successfully identify a suitable acquisition target. Even if a suitable acquisition target is identified, there is no assurance that any definitive agreement will be agreed upon and entered into, or that any transaction will be consummated on the terms or timeframe currently contemplated, or at all.

The Company anticipates that it will conclude a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) and anticipates that it will file a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split prior to such Reverse Split.  The Reverse Split is expected to become effective after the market closes on September 27, 2023, Eastern Time.  Assuming the Reverse Split becomes effective after the market closes on September 27, 2023, beginning with the opening of trading on September 28, 2023, the Company’s common stock will continue to trade on the OTC under the symbol “WOWI,” but will trade on a split-adjusted basis. The Certificate of Amendment will also reduce the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

The Company’s stockholders approved the reverse stock split and the Share Reduction on February 28, 2023.  In connection with approving the reverse stock split, the Company’s stockholders granted authority to the Company’s Board of Directors (the “Board”) to determine, in its sole discretion, the exact ratio of the reverse stock split within the range of 1-for-25 to 1-for-100. The Board approved the reverse stock split on February 23, 2023, and the exact ratio of 1-for-75 on August 4, 2023. The Reverse Split has not been consummated.

If the Reverse Split is consummated, every 75 pre-split shares of common stock outstanding will automatically combine into one new share of common stock without any action on the part of the holders and with no change in the par value of $0.0001 per share. The Reverse Split will proportionately reduce the number of shares of common stock available for issuance under the Company’s stock incentive plan and proportionately reduce the number of shares of common stock issuable upon the exercise or conversion of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Split.

If consummated the Reverse Split will reduce the number of shares of the Company’s issued and outstanding common stock from approximately 273.7 million pre-Reverse Split shares to approximately 3.6 million post-Reverse Split shares. No fractional shares will be issued as a result of the Reverse Split. Fractional shares that would have resulted from the Reverse Split will be rounded up to the next whole number. In addition, stockholders who would own less than 100 shares as a result of the Reverse Split will have their total ownership amount rounded up to exactly 100 shares.

NOTE 2 – GOING CONCERN

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has generated modest revenues to date from the operations of its wholly owned subsidiary.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, increasing its current revenue generating operations or expanding the Company’s business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15 month Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000 and obtained a short-term loan for operations of its subsidiary of ILS 250,000 (approximately US $69,000) from a local bank in Israel, such loan secured by a guarantee from our CEO. During the three months ended June 30, 2023, the Company received an additional $100,000 in unsecured, non-interest bearing advances from a third party.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 2 – GOING CONCERN (Continued)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K as filed with the SEC on April 18, 2023 and Form 10-K/A as filed on May 2, 2023.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 100% controlled Israeli subsidiary, Stratford Ltd (“Stratford”) as of June 30, 2023 and 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation.

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

Translation of amounts from Israeli Shekel (ILS) into U.S. Dollar has been made at the following exchange rates for the six months ended June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Period-end ILS: U.S. dollar exchange rate	$0.2696	$0.2856
Period average ILS: U.S. dollar exchange rate	$0.2785	$0.3060

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Israel and is excluded from the accompanying consolidated statements of operations.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment (Cont’d)

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

We determine revenue recognition through the following steps:

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Cont’d)

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

For the three and six months ended June 30, 2023 and 2022, stock-based compensation and other equity instrument related expenses and expenditures recognized in the consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Capitalized as software research and development expenditure	$-	$107,654	$-	$265,256
Research and development expense	(59,260)	-	4,009	-
Cost of revenue	(3,460)	-	(870)	-
Sales and marketing		(24,390)	11,909	3,967
General and administrative expenses	(36,210)	171,830	246,059	384,987
Total stock-based compensation expense	$(98,930)	$255,094	$261,107	$654,210

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants and classes of shares with conversion features. The computation of basic loss per share for the six months ended June 30, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share. The Company had a total of 36,719,661 and 30,998,323 potentially dilutive securities outstanding at June 30, 2023 and 2022, respectively, in relation to vested and exercisable stock options and exercisable share purchase warrants.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 4 – INTANGIBLE ASSETS

The following table provides additional information regarding the Company’s intangible assets:

	June 30, 2023	December 31, 2022
Purchased assets – Royal App	$3,403,228	$3,403,228
Capitalized patent application costs	28,483	28,483
Capitalized software development expenditures	2,338,274	2,338,274
Total intangible assets	5,769,985	5,769,985
Less: accumulated amortization	(1,020,657)	(443,658)
	$4,749,328	$5,326,327

During the quarter ended September 30, 2022 the Company completed the upgraded SaaS software application which has been launched commercially for download on each of Shopify and WooCommerce. The majority of the Company’s intangible assets relate to one asset group, our Shelfy.io Mobile App Builder SaaS software app and related trademarks and patents. Assets are amortized over a five-year straight-line basis from commercial launch.

Details of amortization of our intangible assets by group for the period August 1, 2022 (commercial launch) through June 30, 2023, are below:

August 1, 2022
Shelfy.io Mobile app builder SaaS software app	$5,534,985
Less: accumulated amortization	(425,589)
Balance, December 31, 2022	5,109,396
Less: accumulated amortization	(553,498)
Balance, June 30, 2023	$4,555,898

August 1, 2022
Customer relationships	$235,000
Less: accumulated amortization	(18,069)
Balance December 31, 2022	216,931
Less: accumulated amortization	(23,500)
Balance, June 30, 2023	$193,431

As of June 30, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Years Ended December 31,	Amortization Expense
2023	$508,871
2024	1,085,870
2025	1,085,870
2026	1,085,870
2027	982,847
Total	$4,749,328

Amortization for developed technology is recognized in general and administrative expense.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 5 – DEBT

The following table provides additional information regarding the debt:

	June 30, 2023	December 31, 2022
Notes payable	$1,959,221	$1,959,221
Bank loan payable	67,400	-
Advances, unsecured, 0% interest	100,000	-
	$2,126,621	$1,959,221

Notes payable

During the three months ended March 31, 2022, the Company received a total of $400,000 in proceeds from short term promissory notes with each short-term promissory note having a term of four (4) months from issue date, bearing interest at a rate of 12% per annum, with accrued interest payable monthly in arrears in cash commencing on May 1, 2022. Further each noteholder received a ½ warrant for each $1 in short term promissory note proceeds, exercisable at $0.12 per share for a term of one year from issue date.

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

Between June and December 31, 2022, the Company received a further $1,369,000 in cash proceeds from certain Note and Securities Purchase Agreements (the “SPA Notes”) and rolled over $570,000 of previously incurred debt under certain short term promissory notes entered into prior to June 30, 2022, including accrued interest (the “New Notes”), with each of the SPA Notes and New Notes having a term of 15 months from issue date, bearing interest at a rate of 10% per annum, with accrued interest payable monthly in arrears in cash commencing on October 1, 2022. Further the Company issued a total of 13,714,547 shares of common stock as loan bonuses to the noteholders in conjunction with the SPA Notes and New Notes. The fair value of the loan bonus shares was $990,542, which amount was recorded as financing costs.

Concurrent with the issuance of the New Notes a total of 291,667 warrants previously issued to a company controlled by our CEO in June 2022 were cancelled. In addition, in conjunction with the New Notes and SPA Notes, a company controlled by our CEO received cash commissions of approximately $48,800 and invoiced an additional $27,349 in commission fees, which remains unpaid.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 5 – DEBT(Continued)

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

Advances

During the period ended June 30, 2023, the Company received funds from a minority shareholder in the amount of $100,000 as an unsecured, non-interest bearing advance for operational expenses.

The following table provides additional information regarding the financing costs associated with the aforementioned notes and advances:

	Three months ended June 30,			Six months ended June 30,
	2023		2022	2023		2022
Interest expense on Notes		$50,973	$13,625		$100,188	$15,689
Warrants		-	24,835		-	165,602
Total	$		$38,460	$		$181,291

The following table provides additional information regarding accrued interest payable with respect to the aforementioned notes and loan, included in accounts payable:

	June 30, 2023	December 31, 2022
Interest payable under notes	$98,750	$39,160
Commission payable to company controlled by related party	27,349	27,349
Total	$77,046	$66,509

NOTE 6 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has authorized 600,000,000 shares of common stock, with a par value of $0.0001 per share.

There were no shares issued during the three months ended June 30, 2023.

During the three months ended March 31, 2023, the Company received proceeds of $250,000 from an investor in the form of a subscription under our current offering at $0.12 per unit for a total of 2,083,333 common shares and 520,822 common stock purchase warrants for exercise at $0.15 per share with an exercise term of one (1) year from issue date.

During the year ended December 31, 2022, the Company issued a total of 13,714,547 shares of common stock as loan bonus’ to Noteholders in conjunction with the terms of certain loan agreements. (Ref: Note 5 – Debt).

On June 30, 2023, and December 31, 2022, the Company had 273,718,580 and 271,635,247 shares of common stock issued and outstanding, respectively.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 6 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

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

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, December 31, 2021	20,331,658	0.07
Warrants issued	1,958,333	0.12
Warrants cancelled	(291,667)	0.12
Warrants expired	-	-
Balance, December 31, 2022	21,998,324	$0.074
Warrants issued	520,822	0.15
Warrants cancelled	-	-
Warrants expired	(1,666,666)	0.12
Balance, June 30, 2023	20,852,480	$0.072

The following warrants were outstanding as at June 30, 2023:

Number of Warrants	Exercise Price ($)	Expiry Date
1,333,333	0.0975	September 09, 2023
500,000	0.0975	September 27, 2023
7,791,658	0.02567	October 1, 2023
333,333	0.0975	October 18, 2023
5,666,667	0.0975	October 19, 2023
1,000,000	0.0975	October 21, 2023
240,000	0.0975	October 24, 2023
666,667	0.0975	October 26, 2023
666,667	0.0975	October 28, 2023
600,000	0.0975	October 29, 2023
800,000	0.0975	November 01, 2023
533,333	0.0975	November 02, 2023
200,000	0.0975	November 19, 2023
520,822	0.15	January 24, 2024
20,852,480

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 6 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Stock Options

The Company granted the following stock options under its 2021 Employee Stock Incentive Plan:

-	On October 1, 2021, 9,000,000 fully vested incentive stock options were granted to directors, officers and consultants of the Company for exercise at $0.0257 for a term of 4 years from grant

-

On October 26, 2021, 7,077,422 qualified employee stock options were granted to certain officers, directors and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.123 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of October 26, 2021.

-

On November 11, 2021, 11,465,424 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.02567 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Cliff Date with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of May 2, 2021.

-

On June 13, 2022, 1,500,414 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.103 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement dates between November 2021 and June 2022.

-

On August 1, 2022, 1,833,334 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $0.0781 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date in August 2022.

-	During the year ended December 31, 2022, a total of 8,670,584 employee stock options were canceled and a further 636,969 forfeit upon termination of service agreements.

-

On January 6, 2023, 6,883,097 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $0.0797 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the vesting commencement dates between September 2022 and December 2022.

-	On January 6, 2023, 3,000,000 fully vested incentive stock options were granted to directors and officers of the Company for exercise at $0.0797 for a term of 5 years from grant

-	During the three months ended March 31, 2023, 2,000,000 unvested options were forfeit upon termination of an employment agreement (March 31, 2022 – Nil).

-

During the three months ended June 30, 2023, the Company granted 2,000,000 qualified stock options to an employee and 14,830,580 unvested options were forfeit upon termination of certain employment agreements and the release of certain Stratford employees due to an insolvency proceeding commenced in June 2023 (June 30, 2022– 1,415,484).

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 6 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	21,569,040	$0.03508	2.77	$-
Granted	11,883,097	0.0797	5	-
Exercised	-	-	-	-
Cancelled	-	-
Forfeiture	(16,830,580)	0.06284	-	-
Outstanding at June 30, 2023	16,621,557	$0.047	2.56	$-

Options exercisable at June 30, 2023	16,621,557	$0.03636	2.56	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	27,542,845	$0.05068	3.60	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeiture	-	-	-	-
Outstanding at June 30, 2022	27,542,845	$0.05068	3.10	$-

Options exercisable at June 30, 2022	9,000,000	$0.02567	3.25	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2023:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.02567	9,000,000	2.26	$0.02567	9,000,000	$0.02567
$0.02567	4,458,776	1.84	$0.02567	4,458,776	$0.02567
$0.12300	141,548	2.33	$0.12300	141,548	$0.12300
$0.10300	21,233	3.96	$0.10300	21,233	$0.10300
$0.07977	3,000,000	4.52	$0.07977	3,000,000	$0.007977
$0.02567 ~ $0.12300	16,621,557	2.56	$0.02567	16,621,557	$0.02567

The following table summarizes information about stock options outstanding and exercisable at June 30, 2022:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$0.02567	9,000,000	3.25	$0.02567	9,000,000	$0.02567
$0.02567	11,465,423	2.84	$0.02567	-	$-
$0.12300	5,661,938	3.32	$0.12300	-	$-
$0.10300	1,500,414	4.92	$0.10300	-	$-
$0.02567 ~ 0.12300	27,542,845	3.18	$0.05068	9,000,000	$0.02567

Unamortized compensation expense associated with unvested options is $0 and $183,380 as of June 30, 2023 and December 31, 2022, respectively. The weighted average period over which these costs are expected to be recognized is approximately 0 years.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

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

Operating lease expense is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,097	$3,446	$5,933	$7,050

Maturities of lease liabilities are as follows:

Operating Leases
2023	$7,247
2024	6,211
Total lease payments	13,458
Less imputed interest	(515)
Total lease liabilities	12,943
Less current portion of lease liabilities	-
Long-term lease liabilities	$12,943

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 8 – RELATED PARTY TRANSACTIONS

Key management compensation

Key management personnel are persons responsible for planning, directing, and controlling the activities of the entity, and include all directors and officers.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Management fees	$80,728	$120,578	$181,696	$256,548

At June 30, 2023, accounts payable and accrued liabilities included $43,000 ($0 – December 31, 2022) of management fees with respect to key management of Metro One, and director compensation.

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

On May 11, 2023, the Company’s subsidiary, Stratford, entered into an employment agreement with Efrat Reinhardt to serve as the Chief Financial Officer of both the Company and Stratford. Concurrently Mr. James Brodie resigned from his position as interim Chief Financial Officer. Pursuant to the Employment agreement Ms. Reinhardt will receive an annual base salary of 480,000 New Israeli Shekels (“NIS”), which as of the date of this filing equates to approximately US$131,380.  In accordance with terms of the employment agreement, Ms. Reinhardt was granted 2,000,000 stock options for exercise for a term of 5 years at $0.08472 per share, vesting as to 25% on the first anniversary of the Cliff Date, or May 11, 2024, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. Ms. Reinhardt is entitled to a monthly car allowance.  As a result of an insolvency proceeding commenced by certain unpaid employees of Stratford in June 2023, Ms. Reinhardt’s employment was discontinued after June 30, 2023, when a Trustee for Stratford was appointed by the Court (Refer to Note 1). Concurrently, Ms. Reinhardt ceased to serve as the Company’s Chief Financial Officer. Employment of Mr. Ami Bukris, CEO of Stratford, was also discontinued concurrent with the appointment of a Trustee for Stratford.

Transactions with the Company’s CEO and President, and Companies controlled by him

During the year ended December 31, 2022, companies controlled by our interim CEO provided loans in the amount of $170,000 for ongoing operations in conjunction with certain note payable agreements bearing interest at 10% per annum for a term of 15 months.  The Company accrued interest of $4,340 and $0 in each of the three and six months ended June 30, 2023 and 2022.  At June 30, 2023 a total of $13,144 in accrued interest remained due and payable.

A company controlled by the Company’s CEO invoiced commission fees of $76,149 during the year ended December 31, 2022, of which $27,349 remains unpaid at June 30, 2023 and is included in accounts payable and accrued liabilities. (ref: Note 5)

On March 15, 2023, Stratford Ltd. received a short-term (3 month) loan of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President.

During the six months ended June 30, 2023, the Company’s CEO, Elchanan Maoz and corporations controlled by him advanced approximately $41,700 for operational expenses as they came due, and was reimbursed $21,000.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Six Months Ended June 30, 2023

NOTE 9 – OTHER EVENTS

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford (Refer to Notes 1 and 10).

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

NOTE 10 – SUBSEQUENT EVENTS

Deconsolidation of Subsidiary Stratford Ltd.

Further to the Temporary Trustee Motion described above in Notes 1 and 9 to these financial statements, on July 20, 2023, a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated.  Concurrent with the appointment of the Trustee the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings.  The Company has provided proforma information with respect to the anticipated deconsolidation of Stratford and loss in investment in Stratford below:

	June 30, 2023	De- recognized	Inter- company	Reclassify	Proforma June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$4,395	$(4,756)	$-	$361	$-
Accounts receivable	21,739	(21,739)	-	-	-
Prepaid expenses	47,872	(7,162)	-	-	40,710
Royalty receivable	168,490	(168,490)	-	-	-
Other current assets	16,231	(16,231)	-	-	-
Total current assets	258,727	(218,378)	-	361	40,710

Property and equipment. net	15,055	(15,055)	-	-	-
Intangible assets, net	4,749,328	(4,749,328)	-	-	-
Operating lease right-of-use assets	10,721	(10,721)	-	-	-
Other assets	25,415	(25,415)	-	-	-
Total assets	$5,059,246	$(5,018,897)	$-	$361	$40,710

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$1,128,690	$(663,644)	$-	$-	$465,046
Bank overdraft				361	361
Intercompany payable		(8,891,359)	8,891,359	-	-
Debt	2,126,621	(67,400)	67,400	-	2,126,621
Operating lease liabilities	12,943	(12,943)	-	-	-
Total current liabilities	3,268,254	(9,635,346)	8,958,759	361	2,592,028

Other liability	161,521	(161,521)	-	-	-
Total liabilities	3,429,775	(9,796,867)	8,958,759	361	2,592,028

Stockholders’ equity
Common stock	27,372	-	-	-	27,372
Additional paid in capital	143,296,989	-	-	-	143,296,989
Accumulated deficit	(141,701,566)	4,784,646	(8,958,759)	-	(145,875,679)
Other comprehensive income	6,676	(6,676)	-	-	-
Stockholders’ equity	1,629,471	4,777,970	(8,958,759)	-	(2,551,318)
Total Liabilities and Stockholders’ Equity	$5,059,246	$(5,018,897)	-	$361	$40,710

Appointment of Interim CFO

On July 31, 2023, Mr. James Brodie, the Company’s current Treasurer and a member of the Company’s Board, was appointed as interim Chief Financial Officer of the Company. It is anticipated that Mr. Brodie will serve as interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Mr. Brodie will continue to serve as Treasurer and as a member of the Company’s Board.

Debt retirement

On September 21, 2023, the Company retired a short-term loan initially obtained on March 15, 2023 of approximately $69,425 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd. The loan was secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President, and was retired with proceeds obtained in an unsecured advance from a company controlled by Mr. Maoz.

Advances from related parties

Subsequent to June 30, 2023, the Company received $116,106 in unsecured, non-interest bearing advances from a company controlled by our CEO, Elchanan Maoz, for ongoing operational overhead.  From these proceeds Mr. Moaz was repaid approximately $28,000 in out-of-pocket expenses.

The Company has evaluated events for the period from June 30, 2023, through the date of the issuance of these financial statements, September 22, 2023, and determined that there are no additional events requiring disclosure.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2023 and our Form 10-K/A as filed on May 2, 2023.

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

During the year ended December 31, 2022 we completed the transformation of our acquired suite of software products to fully modular software as a service (“SaaS”) based platform. This will enable us to scale the company significantly, onboarding multiple retailers simultaneously without any additional integration costs.

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

Historically, the Company was not generating revenue from its operations. Upon acquisition of the Shelfy intellectual property in 2021, we acquired two legacy customer accounts, using the existing Shelfy enterprise commerce software, one of which customer contracts terminated prior to close of fiscal 2022. As of December 31, 2022 the Company had one remaining client for its legacy enterprise software and during the most recent six months ended June 30, 2023 we have been engaging with industry partners to market and sell our mobile commerce app. To date we have only onboarded seven new customers for our redeveloped “one-stop-shop” mobile commerce application. We expect our operational expenses to continue to exceed incoming revenues until such time as our recently launched mobile software suite obtains sufficient customer subscriptions to meet our ongoing expenses. We expect we will be required to support the sale of our downloadable mobile commerce app with substantial marketing expenditures when funds become available. We plan to continue to onboard new customers on a monthly basis through 2023 as we focus on marketing our current software offering. While we continue to develop and expand our primary business operations during 2023, our revenues are not expected to be sufficient to meet our ongoing expenses.

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

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. Stratford did not file an objection to the Temporary Trustee Motion and on July 20, 2023 a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated.

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company will deconsolidate its subsidiary, Stratford.  The Company has provided proforma information with respect to the deconsolidation as a part of the notes to the financial statements included herein.

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

The Company is currently in the process of reviewing several suitable acquisition targets with revenue generating operations with the intent to complete an acquisition in the fourth quarter of fiscal 2023. The Company has no agreements, commitments or understanding either in writing or verbally with respect thereto. There is no assurance that the Company will successfully identify a suitable acquisition target. Even if a suitable acquisition target is identified, there is no assurance that any definitive agreement will be agreed upon and entered into, or that any transaction will be consummated on the terms or timeframe currently contemplated, or at all.

The Company anticipates that it will conclude a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) and anticipates that it will file a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split prior to such Reverse Split.  The Reverse Split is expected to become effective after the market closes on September 27, 2023 Eastern Time. Assuming the Reverse Split becomes effective after the market closes on September 27, 2023, beginning with the opening of trading on September 28, 2023, the Company’s common stock will continue to trade on the OTC under the symbol “WOWI,” but will trade on a split-adjusted basis. The Certificate of Amendment will also reduce the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

Results of Operations

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

Revenue

We have generated $16,865 in revenue during the three months ended June 30, 2023 compared to $18,937 during the three months ended June 30, 2022. The slight reduction in revenue during the three months ended June 30, 2023 is predominantly related to certain service fees charged in the three months ended June 30, 2022 which did not reoccur in the current quarter ended June 30, 2023.

Cost of Revenue

Cost of revenue in the current three months ended June 30, 2023 of $435 (2022 - $0) primarily consists of software hosting costs related to our recently launched SaaS mobile commerce software.

Operating Expenses

For the three months ended June 30, 2023 and 2022 we had the following operating expenses:

	Three months ended June 30,
	2023	2022

Operating expenses
Cost of revenue	$435	$-
Research and development expenses	173,717	-
General and administrative	371,939	398,375
Management Fees	80,728	120,578
Sales and Marketing	45,186	20,365
Total operating expenses	$672,005	$539,318

Total operating expenses for the three months ended June 30, 2023 were $672,005 compared to total operating expenses of $539,318 for the three months ended June 30, 2022. The increase in operating expenses during the three months ended June 30, 2023 is predominantly the result of an increase of $173,717 in research and development expenses predominantly related to our SaaS software with an estimated useful life of 5 years, which was launched commercially in August 2022, with $0 recorded in the comparative three months ended June 30, 2022, prior to commercial launch. Prior to commercial launch of the SaaS mobile software offerings applicable research and development expenditures were capitalized.   The Company expended $45,186 in the current three months ended June 30, 2023 as compared to $20,365 in the three months ended June 30, 2022 on sales and marketing costs as we moved to increase exposure for our software suite. We expended $80,728 and $120,578 on management fees, respectively in the three months ended June 30, 2023 and 2022, as we reduced the size of our management team to allocate more resources to sales and marketing efforts.  General and administrative costs were $371,939 and $398,385, respectively.

Other Income (Expenses)

Other expenses for the three months ended June 30, 2023 and 2022 totaled $50,973 and $38,460, respectively consisting of finance costs including interest expense applicable to certain loans payable.

Net Loss

We had a net loss of $706,113 during the three months ended June 30, 2023, compared to a net loss of $558,841 during the three months ended June 30, 2022.

Six months ended June 30, 2023, compared to the six months ended June 30, 2022

Revenue

We have generated $34,680 in revenue during the six months ended June 30, 2023 compared to $38,143 during the six months ended June 30, 2022. The slight reduction in revenue during the six months ended June 30, 2023 is predominantly related to certain service fees charged in the six months ended June 30, 2022 which did not reoccur in the current six month period ended June 30, 2023.

Cost of Revenue

Cost of revenue in the current three months ended June 30, 2023 of $21,895 (2022 - $0) primarily consists of salaries paid to employees, certain share-based compensation expenses and software hosting costs related to our recently launched SaaS mobile commerce software.

Operating Expenses

For the six months ended June 30, 2023 and 2022 we had the following operating expenses:

	Six months ended June 30,
	2023	2022

Operating expenses
Cost of revenue	$21,895	$-
Research and development expenses	529,604	-
General and administrative	1,251,018	805,726
Management Fees	181,696	256,548
Sales and Marketing	107,864	101,795
Total operating expenses	$2,092,077	$1,164,069

Total operating expenses for the six months ended June 30, 2023 were $2,092,077 compared to total operating expenses of $1,164,069 for the six months ended June 30, 2022. The increase in operating expenses during the six months ended June 30, 2023 is predominantly the result of an increase of $529,604 in research and development expenses predominantly related to our SaaS software with an estimated useful life of 5 years, which was launched commercially in August 2022, with $0 recorded in the comparative six months ended June 30, 2022, prior to commercial launch. Prior to commercial launch of the SaaS mobile software offerings applicable research and development expenditures were capitalized.   The Company expended $107,864 in the current six months ended June 30, 2023 as compared to $101,795 in the six months ended June 30, 2022 on sales and marketing costs as we moved to increase exposure for our software suite. We expended $181,696 and $256,548 on management fees, respectively in the six months ended June 30, 2023 and 2022, as we reduced the size of our management team in the current six month period, to allocate more resources to sales and marketing efforts.  General and administrative costs were $1,251,018 and $805,726, respectively, including amortization and depreciation costs of $580,833 in the current six month period with only $2,452 in the six months ended June 30, 2022 as we amortized our SaaS software over its useful life.

Other Income (Expenses)

Other expenses for the six months ended June 30, 2023 and 2022 totaled $100,188 and $181,291, respectively consisting of finance costs including interest expense applicable to certain loans payable.  During the six months ended June 30, 2022 other expenses were offset by $114,861 as a result of an income tax refund with no comparable result in the six  months ended June 30, 2023.

Net Loss

We had a net loss of $2,157,585 during the six months ended June 30, 2023, compared to a net loss of $1,192,356 during the three months ended June 30, 2022.

Statement of Cash Flows

Six months ended June 30, 2023 and 2022

The following table summarizes our cash flows for the comparative three-month periods presented:

	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(638,007)	$(709,951)
Net cash used in investing activities	-	(864,709)
Net cash provided by financing activities	418,925	570,000
Foreign exchange gain (loss)	(8,286)	2,103
Decrease in cash	(231,763)	(1,004,660)
Cash end of period	$4,395	$126,268

Cash used in operating activities:

Net cash used in operating activities was $638,007 for the six months ended June 30, 2023 compared to net cash used in operating activities of $709,951 for the six months ended June 30, 2022. Net cash used in operating activities for the six months ended June 30, 2023 was primarily the result of the net loss of $2,157,585, offset by non-cash  expenses including stock based compensation of $261,109, depreciation and amortization of $580,833 and non-cash lease expenses of $600, as well as changes to operating assets and liabilities, including a decrease to accounts receivable of $4,767, a decrease to prepaid expenses and other assets of $49,759, and an increase to accounts payable of $622,460. Net cash provided by operating activities for the six months ended June 30, 2022 was primarily the result of the net loss of $1,192,356, offset by non-cash financing fees of $165,602 as a result of the issuance of warrants in relation to certain loan agreements, stock based compensation of $388,954, depreciation and amortization of $2,452 and non-cash lease expenses of $652, and changes to operating assets and liabilities, including a decrease to accounts payable of $95,251, a decrease to accounts receivable of $939, and a decrease to prepaid costs and other assets of $19,057.

Cash used in investing activities:

The Company purchased assets for a cash value of $17,503 and capitalized certain intangible assets of $847,206 during the six months ended June 30, 2022, with no comparable results in the six months ended June 30, 2023.   Cash used in investing activities in the six months ended June 30, 2023 was $0 as compared to $864,709 in the six months ended June 30, 2022.

Cash provided by financing activities:

Net cash provided by financing activities during the six months ended June 30, 2023 totaled $418,925 comprised of $250,000 in proceeds from a subscription under our offering on Form S-1, proceeds from a short term bank loan of $68,925 and an unsecured interest free advance of $100,000 from a minority shareholder.  Net cash provided by financing activities in the six months ended June 30, 2022 includes $570,000 in proceeds from short term loans.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $4,395. We are in the early stage of development having acquired certain intellectual property assets through a bankruptcy proceeding during fiscal year 2021 that the Company has only recently begun to operate during the third quarter of fiscal year 2022. We have experienced net losses to date and have generated modest revenue from operations during the year ended December 31, 2022 and six months to June 30, 2023, which raises substantial doubt about our ability to continue as a going concern. While we have raised additional proceeds totaling $418,925 during the current six months ended June 30, 2023, including $250,000 from investors in the form of subscriptions under our current offering at $0.12 per unit for a total of 2,083,333 shares of common stock and 520,822 common stock purchase warrants for exercise at $0.15 per share, and a further $68,925 (NIS 250,000) as a result of a short term loan from a local Israeli bank for operations of our subsidiary, Stratford Ltd., as well as $100,000 in advances from a minority shareholder, these funds are not sufficient to meet ongoing shortfalls in our operating expenses.  Further, subsequent to June 30, 2023 certain employees have filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. We expect to deconsolidate the operations of our subsidiary in the third quarter of fiscal 2023 as we look to obtain the financing to acquire additional operations. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt instruments we may be subject to certain limitations in our operations, and issuance of such instruments may have rights senior to those of the then existing stockholders.

We continue exploring sources of additional capital. There can be no assurance the necessary financing will be available to meet our timeline. We currently believe that the Company’s cash requirement during the following twelve months may exceed $5,000,000. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs for fiscal year 2023 and beyond.

Going Concern

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has generated modest revenues to date from the operations of its wholly owned subsidiary.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock, increasing its current revenue generating operations or expanding the Company’s business operations to acquire projects which generate additional revenue. If the Company is unable to complete its financing requirements or achieve net profits as projected, it will then modify its expenditures and plan of operations to coincide with the actual financing completed and actual operating revenues, if any. The Company is currently seeking further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15 months Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000 and obtained a short-term loan for operations of its subsidiary of ILS 250,000 (approximately US $69,000) from a local bank in Israel, such loan secured by a guarantee from our CEO. During the three months ended June 30, 2023 the Company received an additional $100,000 in unsecured, non-interest bearing advances from a third party.

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

As of June 30, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of June 30, 2023, as described below:

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest, other than as set out below:

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. The motion was filed as a result of unpaid salaries and social benefits to those employees outstanding as of April 30, 2023, in the approximate US Dollar amount of $254,725 (NIS 945,604), not including additional amounts owing for pension and an educational savings plan. The motion further indicated the salary and benefits payable at the date of the filing had increased to a total approximate amount of $323,250 (NIS 1.2 million). In addition, the employees filed an ex-parte motion to appoint a temporary trustee in order to prevent concealment of assets.  In response to the Temporary Trustee Motion, the Court declined to make a ruling on the ex-parte motion and ordered Stratford to file its response with the Court no later than July 2, 2023. If no objection is filed by Stratford, a temporary trustee will be immediately appointed from a list of three nominees offered by the local Ministry of Justice. Stratford did not file an objection to the Temporary Trustee Motion and on July 20, 2023 a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated.

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company will deconsolidate its subsidiary, Stratford.  The Company has provided proforma information with respect to the deconsolidation in Note 10, Subsequent Events.

ITEM 1A. RISK FACTORS

Please refer to the disclosure contained in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 18, 2023, as amended May 2, 2023. The risks described in the 2022 Annual Report on Form 10-K are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may have a material adverse impact on the Company’s business, financial condition, or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and/or were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

Concurrent with the appointment of a Trustee by the Court in relation to insolvency proceedings against Stratford, all remaining employees of Stratford were effectively terminated on July 20, 2023, including the Company’s CFO Efrat Reinhardt, whose employment contract was originally entered into with Stratford directly with services to be provided to each of Stratford and the Company.  On termination of the employees the Company declined to enter into a new contract with Ms. Reinhardt directly. On July 31, 2023, Mr. James Brodie, the Company’s current Treasurer and a member of the Company’s Board, was appointed as interim Chief Financial Officer of the Company. It is anticipated that Mr. Brodie will serve as interim Chief Financial Officer until a permanent Chief Financial Officer is appointed. Mr. Brodie will continue to serve as Treasurer and as a member of the Company’s Board.

Mr. Brodie, age 69, has served as a member of the Company’s Board since November 2018 and as Treasurer of the Company since January 2019. Mr. Brodie is a successful businessman who has added significant value in many business sectors including healthcare both products and services, wine importation and distribution, air ambulance services, inflight entertainment and strategic consulting. He has formed and led teams that have successfully started and grown small businesses and as a result has extensive M&A experience. Currently, Mr. Brodie serves as a strategic advisor to Citadel America Asset Group based in New York, New York. The group purchases and restores B grade apartment complexes across the southern tier of the United States. The group has about 1,500 units and is actively seeking additional properties. The group has about $150 million under management. Mr. Brodie is also a partner in the development of a family business, J Wilder Importers, that designs and imports bespoke shoes, premium leather belts and hand loomed textiles. Products are sourced from Spain, Argentina, Morocco, Tunisia, Greece, Turkey, India and Australia. Other leadership experience includes being the founding partner of a New York Stock Exchange brokerage firm, a board member of the Pink Sheets, and a managing director of Tocqueville Asset Management. He also served as a managing director in the turnaround of a family office and trading firm that made markets in over 400 stocks. Mr. Brodie served as an advisor to the largest operating charity on Long Island, New York where he worked to grow or merge their foundation with smaller charitable foundations. Finally, Mr. Brodie was the president of Temple Gwathmey Steeplechase Foundation, a national organization dedicated to the history and promotion of the safety of the equine sport of steeplechasing in the United States.

Mr. Brodie has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, and there are no family relationships between Mr. Brodie and any of the Company’s other executive officers or directors. There are no other arrangements or understandings between Mr. Brodie and any other persons pursuant to which Mr. Brodie was appointed as interim Chief Financial Officer.

The Company anticipates that it will conclude a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) and anticipates that it will file a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split prior to such Reverse Split.  The Reverse Split is expected to become effective after the market closes on September 27, 2023 Eastern Time. Assuming the Reverse Split becomes effective after the market closes on September 27, 2023, beginning with the opening of trading on September 28, 2023, the Company’s common stock will continue to trade on the OTC under the symbol “WOWI,” but will trade on a split-adjusted basis. The Certificate of Amendment will also reduce the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

The Company’s stockholders approved the reverse stock split and the Share Reduction on February 28, 2023.  In connection with approving the reverse stock split, the Company’s stockholders granted authority to the Company’s Board of Directors (the “Board”) to determine, in its sole discretion, the exact ratio of the reverse stock split within the range of 1-for-25 to 1-for-100. The Board approved the reverse stock split on February 23, 2023, and the exact ratio of 1-for-75 on August 4, 2023. The Reverse Split has not been consummated.

If the Reverse Split is consummated, every 75 pre-split shares of common stock outstanding will automatically combine into one new share of common stock without any action on the part of the holders and with no change in the par value of $0.0001 per share. The Reverse Split will proportionately reduce the number of shares of common stock available for issuance under the Company’s stock incentive plan and proportionately reduce the number of shares of common stock issuable upon the exercise or conversion of stock options and warrants outstanding immediately prior to the effectiveness of the Reverse Split.

If consummated, the Reverse Split will reduce the number of shares of the Company’s issued and outstanding common stock from approximately 273.7 million pre-Reverse Split shares to approximately 3.6 million post-Reverse Split shares. No fractional shares will be issued as a result of the Reverse Split. Fractional shares that would have resulted from the Reverse Split will be rounded up to the next whole number. In addition, stockholders who would own less than 100 shares as a result of the Reverse Split will have their total ownership amount rounded up to exactly 100 shares.

On September 21, 2023 the Company retired a short-term loan initially obtained on March 15, 2023 of approximately $69,425 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd. The loan was secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President, and was retired with proceeds obtained in an unsecured advance from a company controlled by Mr. Maoz.

Subsequent to June 30, 2023, the Company received $116,106 in unsecured, non-interest-bearing advances from a company controlled by our CEO, Elchanan Maoz, for ongoing operational overhead. From these proceeds Mr. Moaz was repaid approximately $28,000 in out-of-pocket expenses.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

METRO ONE TELECOMMUNICATIONS, INC.

Date: September 22, 2023	By:	/s/ Elchanan (Nani) Maoz
Elchanan Nani Maoz
Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2023	By:	/s/ James Brodie
James Brodie
Principal Financial and Accounting Officer

