Form 10-Q
period 2023-09-30
METRO ONE TELECOMMUNICATIONS INC
filed 2023-11-20
CIK 920990

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 5,404,331 shares of the registrant’s common stock issued and outstanding.

Metro One Telecommunications Inc.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

3

Metro One Telecommunications, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$367	$231,763
Accounts receivable	-	27,756
Prepaid expenses	20,355	99,036
Royalty receivable	-	176,690
Other current assets	-	16,818
Total current assets	20,722	552,063

Property and equipment. net	-	18,939
Intangible assets, net	-	5,326,327
Operating lease right-of-use assets	-	17,845
Other assets	-	26,735
Total assets	$20,722	$5,941,909

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$488,436	$529,015
Debt, current portion	2,252,327	-
Current portion of operating lease liabilities	-	12,118
Total current liabilities	2,740,763	541,133

Debt	-	1,959,221
Other liability	-	169,909
Operating lease liabilities	-	7,455
Total liabilities	2,740,763	2,677,718

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 35,000,000 shares authorized. 5,404,331 and 5,376,553 shares issued and outstanding as at September 30, 2023 and December 31, 2022, respectively	540	537
Additional paid in capital	143,323,821	142,812,717
Accumulated deficit	(146,044,402)	(139,543,981)
Other comprehensive income (loss)	-	(5,082)
Stockholders’ equity (deficit)	(2,720,041)	3,264,191
Total Liabilities and Stockholders’ Equity	$20,722	$5,941,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Operations

and Other Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Revenues	$-	$18,525	$34,680	$56,668

Operating expenses
Cost of revenue	$-	$2,263	$21,895	$22,057
Research and development		-	529,604	-
General and administrative	104,442	234,568	1,355,460	1,040,294
Management Fees	18,000	80,357	199,696	336,905
Sales and marketing	-	38,867	107,864	120,868
Total operating expenses	122,442	356,055	2,214,519	1,520,124

Operating (loss)	(122,442)	(337,530)	(2,179,839)	(1,463,456)

Other income (expense)
Finance Costs	(48,981)	(719,867)	(149,169)	(901,158)
Loss on divestment	(4,171,413)	-	(4,171,413)	-
Income tax refund	-	-	-	114,861
Total other income (expense)	(4,220,394)	(719,867)	(4,320,582)	(786,297)

Loss	$(4,342,836)	$(1,057,397)	$(6,500,421)	$(2,249,753)

Basic and diluted net loss per common share	$(0.80)	$(0.20)	$(0.89)	$(0.43)

Weighted average shares – basic and diluted	5,404,331	5,233,091	5,401,381	5,205,441

Other Comprehensive Loss
Loss	$(4,342,836)	$(1,057,397)	$(6,500,421)	$(2,249,753)
Foreign currency translation adjustment	(6,676)	7,405	5,082	(128,992)
	$(4,349,512)	$(1,049,992)	$(6,495,339)	$(2,378,745)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2022	5,376,553	537	142,812,717	(5,082)	(139,543,981)	3,264,191
Reg A	27,778	3	249,997	-	-	250,000
Stock based compensation	-	-	360,037	-	-	360,037
Foreign currency translation adjustment	-	-	-	(578)	-	(578)
Net loss	-	-	-	-	(1,451,472)	(1,451,472)
Balance at March 31, 2023	5,404,331	540	143,422,751	(5,660)	(140,995,453)	2,422,178
Stock based compensation	-	-	(98,930)	-	-	(98,930)
Foreign currency translation adjustment	-	-	-	12,336	-	12,336
Net loss	-	-	-	-	(706,113)	(706,113)
Balance at June 30, 2023	5,404,331	540	143,323,821	6,677	(141,701,566)	1,629,471
Foreign currency translation adjustment	-	-	-	(6,677)	-	(6,677)
Net loss	-	-	-	-	(4,342,836)	(4,342,836)
Balance at September 30, 2023	5,404,331	$540	$143,323,821	$-	$(146,044,402)	$(2,720,041)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance at December 31, 2021	519,367	$519	$140,884,067	$(22,078)	$(135,617,027)	$5,245,481
Stock warrants granted as financing costs	-	-	140,767	-	-	140,767
Stock based compensation	-	-	241,514	-	-	241,514
Capitalized stock-based compensation	-	-	157,602	-	-	157,602
Foreign currency translation adjustment	-	-	-	(27,245)	-	(27,245)
Net loss	-	-	-	-	(633,515)	(633,515)
Balance at March 31, 2022	5,193,687	519	141,423,950	(49,323)	(136,250,542)	5,124,604
Stock warrants granted as financing costs	-	-	24,835	-	-	24,835
Stock based compensation	-	-	147,440	-	-	147,440
Capitalized stock-based compensation	-	-	107,654	-	-	107,654
Foreign currency translation adjustment	-	-	-	(109,152)	-	(109,152)
Net loss	-	-	-	-	(558,841)	(558,841)
Balance at June 30, 2022	5,193,687	519	141,703,879	(158,475)	(136,809,383)	4,736,540
Stock issued as financing costs	131,532	13	638,952	-	-	638,965
Stock based compensation	-	-	52,117	-	-	52,117
Capitalized stock-based compensation	-	-	104,580	-	-	104,580
Foreign currency translation adjustment	-	-	-	7,405	-	7,405
Net loss	-	-	-	-	(1,057,397)	(1,057,397)
Balance at September 30, 2022	5,325,219	$532	$142,499,528	$(151,070)	$(137,866,780)	$4,482,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For Nine Months Ended September 30,
	2023	2022

Cash flows used in operating activities:
Net loss	$(6,500,421)	$(2,249,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on divestment	4,171,413	-
Depreciation and amortization	580,883	4,787
Non-cash operating lease expense	600	970
Warrants issued as financing costs	-	165,602
Stock issued as financing costs	-	638,965
Stock based compensation	261,109	441,071
Changes in certain assets and liabilities:
Accounts receivable	4,767	(14,282)
Prepaid costs and other assets	70,114	33,359
Accounts payable and other liabilities	644,575	125,695
Net cash used in operating activities	(766,960)	(853,586)

Cash flows from investing activities:
Cash due to divestment	(4,756)	-
Purchases of property and equipment	-	(17,641)
Additions to intangible assets	-	(1,052,395)
Net cash used in investing activities	(4,756)	(1,070,036)

Cash flows from financing activities:
Proceeds from private placement	250,000	819,000
Proceeds from short term debt	362,031	570,000
Repayment to short term debt	(64,700)	-
Net cash provided by financing activities	547,331	1,389,000

Net decrease in cash and cash equivalents	(224,385)	(534,622)
Foreign Exchange Gain (loss)	(7,011)	(162,281)
Cash and cash equivalents, beginning of year	231,763	1,128,825
Cash and cash equivalents, end of period	$367	$431,922

Supplemental disclosure of cash flow information:
Cash received for income taxes, net	$-	$114,861
Cash paid for interest	$-	$-

Non-cash Investing and Financing Activities
Stock-based compensation issued for capitalized research and development costs	$-	$369,836
Short term debt to long term debt	$-	$570,000
Accrued interest payable to long term debt	$-	$20,221
Net assets forgiven	$4,180,789	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

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

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. The motion was filed as a result of unpaid salaries and social benefits to those employees outstanding as of April 30, 2023, in the approximate US Dollar amount of $254,725 (NIS 945,604), not including additional amounts owing for pension and an educational savings plan. The motion further indicated the salary and benefits payable at the date of the filing had increased to a total approximate amount of $323,250 (NIS 1.2 million). In addition, the employees filed an ex-parte motion to appoint a temporary trustee in order to prevent concealment of assets.  In response to the Temporary Trustee Motion, the Court declined to make a ruling on the ex-parte motion and ordered Stratford to file its response with the Court no later than July 2, 2023. If no objection is filed by Stratford, a temporary trustee will be immediately appointed from a list of three nominees offered by the local Ministry of Justice. Stratford did not file an objection to the Temporary Trustee Motion and on July 20, 2023 a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated, including the Company’s CFO Efrat Reinhardt, whose employment contract was originally entered into with Stratford directly with services to be provided to each of Stratford and the Company.  On termination of the employees the Company declined to enter into a new contract with Ms. Reinhardt.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 1 - NATURE OF OPERATIONS (Continued)

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company has deconsolidated its subsidiary, Stratford.

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

The Company is currently in the process of reviewing several suitable acquisition targets with revenue generating operations with the intent to complete an acquisition during the first quarter of fiscal 2024. The Company has no agreements, commitments or understanding either in writing or verbally with respect thereto. There is no assurance that the Company will successfully identify a suitable acquisition target. Even if a suitable acquisition target is identified, there is no assurance that any definitive agreement will be agreed upon and entered into, or that any transaction will be consummated on the terms or timeframe currently contemplated, or at all.

The Company concluded a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) on September 28, 2023 and has filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split.  In addition to the Reverse Split the filed Certificate of Amendment also reduced the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

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

Upon effect of the Reverse Split every 75 pre-split share of common stock outstanding automatically combined into one new share of common stock without any action on the part of the holders and with no change in the par value of $0.0001 per share. No fractional shares were  issued as a result of the Reverse Split. Fractional shares that would have resulted from the Reverse Split have been rounded up to the next whole number. In addition, stockholders who would own less than 100 shares as a result of the Reverse Split have had their total ownership amount rounded up to exactly 100 shares. The impact of the Reverse Split has been retroactively applied to all share and per share information contained in this report.

NOTE 2 – GOING CONCERN

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include acquiring an operating business with year over year operating revenues and financing the Company’s operations through issuance of its common stock or debt financing as may be required. The Company is currently seeking further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15 month Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 2 – GOING CONCERN (Continued)

During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000.  During the nine months ended September 30, 2023, the Company received an additional $293,106 in unsecured, non-interest bearing advances from companies controlled by our CEO and certain third parties.

During the three months ended September 30, 2023 the Company has deconsolidated its operating subsidiary as a result of liquidation proceedings commenced in June 2023, and has fully impaired its investment in the subsidiary.  The Company is currently negotiating the acquisition of an additional operation which is expected to be concluded during the first quarter of fiscal 2024. There are no assurances the Company will succeed in implementing its plans. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations and acquisitions. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC’s rules and regulations. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s 2022 Form 10-K as filed with the SEC on April 18, 2023 and Form 10-K/A as filed on May 2, 2023.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its 100% controlled Israeli subsidiary, Stratford Ltd (“Stratford”) as of June 30, 2023 and December 31, 2022. All significant intercompany accounting transactions have been eliminated as a result of consolidation. Effective July 1, 2023, operations of Stratford Ltd. have been deconsolidated as a result of liquidation proceedings commenced in Israel whereunder the Company ceased to have effective control over Stratford effective July 20, 2023 as a result of the appointment of a Trustee and the commencement liquidation proceedings.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Translation of amounts from Israeli Shekel (ILS) into U.S. Dollar has been made at the following exchange rates for the six months ended June 30, 2023 and the nine months ended September 30, 2022

	June 30, 2023	September 30, 2022
Period-end ILS: U.S. dollar exchange rate	$0.2696	$0.28045
Period average ILS: U.S. dollar exchange rate	$0.2785	$0.3020

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

In the year ended December 31, 2021, the Company recorded assets acquired in the cumulative amount of approximately $3.4 million (cash proceeds, share based consideration and the assumption of certain repayable grants issued by the government of Israel which financed certain development activities related to the intellectual property) purchased through a liquidation proceeding from the trustee for Royal App Ltd., an Israeli corporation, which we recorded as intangible assets. Intangible assets acquired included intellectual property and trademarks, including rights

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Intangible Assets (Cont’d)

in patents in so far as they exist and rights of claim (if and in so far as they exist and are transferrable) for infringement of the aforementioned intellectual property and the future estimated value of certain customer relationships. We initially record acquired intangible assets at their estimated fair values and we review these assets periodically for impairment.  The Company is amortizing these assets over a five-year straight-line basis, or their estimated useful life. Effective July 1, 2023, the Company ceased to have any capitalized intangible assets as a result of the deconsolidation of subsidiary Stratford Ltd.

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

During the year ended December 31, 2022, we capitalized an additional $1 million in ongoing development expenditures as we continued to complete the programming required for the transfer of iOS and Android operating systems to Flutter and integrate our SaaS product with the major online retailing platforms Shopify and WooCommerce. The Company is amortizing these assets over a five-year straight-line basis. Effective July 1, 2023, the Company ceased to incur any additional research and development expenditures as a result of the deconsolidation of subsidiary Stratford Ltd.

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

The Company reviews the valuation of long-lived assets, including property and equipment and finite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Impairment testing is performed at the asset group level. There was no impairment of assets at December 31, 2022 or 2021. Effective July 1, 2023, the Company fully impaired its intangible assets as a result of the deconsolidation of subsidiary Stratford Ltd. and liquidation proceedings which raised significant doubt about the recoverability of such assets.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Through July 1, 2023, our revenues were primarily derived from subscription fees for access to our software offerings, collected monthly, as well as from limited sales of customized professional services. We recognize revenues when a contract exists between the Company and a customer and upon transfer of control of promised products or services to such customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenues are recognized net of allowances and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Cont’d)

Subscription Revenues (Cont’d)

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

For the three and nine months ended September 30, 2023 and 2022, stock-based compensation and other equity instrument related expenses and expenditures recognized in the consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Capitalized as software research and development expenditure	$-	$104,580	$-	$369,836
Research and development expense	-	-	4,009	-
Cost of revenue	-	-	(870)	-
Sales and marketing		1,165	11,909	5,132
General and administrative expenses	-	50,952	246,059	435,939
Total stock-based compensation expense	$-	$156,697	$261,107	$810,907

Leases

The Company determines if a contractual arrangement represents or contains a lease at inception. Operating leases with lease terms greater than 12 months are included in Operating lease right-of-use assets and Operating lease liabilities in the Consolidated Balance Sheets.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES (Continued)

Leases (Cont’d)

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

Potential common stock consists of the incremental common stock issuable upon convertible notes, stock options and warrants and classes of shares with conversion features. The computation of basic loss per share for the nine months ended September 30, 2023 and 2022 excludes potentially dilutive securities because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted losses per share. The Company had a total of 413,595 and 460,740 potentially dilutive securities outstanding at September 30, 2023 and 2022, respectively, in relation to vested and exercisable stock options and exercisable share purchase warrants.

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 4 – DECONSOLIDATION OF SUBSIDIARY: STRATFORD LTD.

On June 26, 2023, the Company was advised by Stratford that 12 of its employees filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. The motion was filed as a result of unpaid salaries and social benefits to those employees outstanding as of April 30, 2023, in the approximate US Dollar amount of $254,725 (NIS 945,604), not including additional amounts owing for pension and an educational savings plan. The motion further indicated the salary and benefits payable at the date of the filing had increased to a total approximate amount of $323,250 (NIS 1.2 million). In addition, the employees filed an ex-parte motion to appoint a temporary trustee in order to prevent concealment of assets.  In response to the Temporary Trustee Motion, the Court declined to make a ruling on the ex-parte motion and ordered Stratford to file its response with the Court no later than July 2, 2023. If no objection is filed by Stratford, a temporary trustee will be immediately appointed from a list of three nominees offered by the local Ministry of Justice. Stratford did not file an objection to the Temporary Trustee Motion and on July 20, 2023, a Trustee was appointed by the Court and all remaining employees of Stratford were effectively terminated, including the Company’s CFO Efrat Reinhardt, whose employment contract was originally entered into with Stratford directly with services to be provided to each of Stratford and the Company.  On termination of the employees the Company declined to enter into a new contract with Ms. Reinhardt directly.

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company deconsolidated its subsidiary, Stratford, and fully impaired its investment in the subsidiary.

With respect to the anticipated deconsolidation of Stratford and loss in investment in Stratford as below:

Deconsolidation Date
Assets
Cash and cash equivalents	$4,756
Accounts receivable	21,739
Prepaid expenses	7,162
Royalty receivable	168,490
Property and equipment. net	15,055
Intangible assets, net	4,749,328
Operating lease right-of-use assets	10,721
Other assets	41,646
Total assets	$5,018,897

Liabilities
Accounts payable and accrued liabilities	$663,644
Operating lease liabilities	174,464
Total liabilities	838,108

Net assets	$4,180,789

Loss on divestment	-
Net assets forgiven	$4,180,789
Foreign exchange	(9,376)

Loss	$4,171,413

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 4 – DECONSOLIDATION OF SUBSIDIARY: STRATFORD LTD. (Continued)

The Results of the Stratford Operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenues	$-	$18,525	$34,680	$56,668
Operating expenses
Cost of revenue	$-	$2,263	$21,895	$22,057
Research and development	-	-	529,604	-
General and administrative	-	158,148	766,036	796,250
Management Fees	-	62,357	145,696	282,905
Sales and marketing	-	38,867	107,864	120,868
Total operating expenses	-	261,635	1,571,095	1,222,080
Income (Loss) from operations	-	(243,110)	(1,536,415)	(1,165,412)
Interest expense	-	-	(2,227)	-
Loss from Stratford operations	$-	$(243,110)	$(1,538,642)	$(1,165,412)

NOTE 5 – INTANGIBLE ASSETS

The following table provides additional information regarding the Company’s intangible assets:

	September 30, 2023	December 31, 2022
Purchased assets – Royal App	$3,403,228	$3,403,228
Capitalized patent application costs	28,483	28,483
Capitalized software development expenditures	2,338,274	2,338,274
Total intangible assets	5,769,985	5,769,985
Less: accumulated amortization	(1,020,657)	(443,658)
Deconsolidation on July 1, 2023	(4,749,328)	-
	$-	$5,326,327

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

Details of amortization of our intangible assets by group for the period August 1, 2022 (commercial launch) through June 30, 2023( Immediately prior to deconsolidation effective July 1, 2023), are below:

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 6 – DEBT

The following table provides additional information regarding outstanding debt:

	September 30, 2023	December 31, 2022
Notes payable	$1,959,221	$1,959,221
Advances, unsecured, 0% interest	293,106	-
	$2,252,327	$1,959,221

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

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 6 – DEBT (Continued)

Bank loan payable

On March 15, 2023, Stratford Ltd. received a short-term (3 month) loan of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from our CEO and President. On June 14, 2023 the Company retired a short term loan initially obtained on March 15, 2023 of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd., with proceeds from a new short-term loan of the same face value. The new loan has a duration of 103 days expiring September 25, 2023 and accrues interest at a rate of 10.63% per annum.  The loan continues to be secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President. On September 21, 2023, the Company retired a short-term loan initially obtained on March 15, 2023 of approximately $69,425 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations of subsidiary Stratford, Ltd. The loan was secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President, and was retired with proceeds obtained in an unsecured advance from a company controlled by Mr. Maoz.

Advances

During the nine months ended September 30, 2023, the Company received funds from shareholders and companies controlled by our CEO in the amount of $293,106 as unsecured, non-interest bearing advances for operational expenses.

The following table provides additional information regarding the financing costs associated with the aforementioned notes and advances:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest expense on Notes	$48,981	$17,600	$149,169	$331,899
Commission paid	-	63,302	-	63,302
Stock issued	-	638,965	-	638,965
Warrants issued, fair value	-	-	-	165,602
Total	$48,981	$719,867	$149,169	$901,158

The following table provides additional information regarding accrued interest payable with respect to the aforementioned notes and loan, included in accounts payable:

	September 30, 2023	December 31, 2022
Interest payable under notes	$147,731	$39,160
Commission payable to company controlled by related party	27,349	27,349
Total	$175,080	$66,509

NOTE 7 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL

The Company has authorized 35,000,000 shares of common stock, with a par value of $0.0001 per share.

Effective September 28, 2023, the Company completed a reverse split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”).  Immediately prior to the Reverse Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation in order to effect the Reverse Split.  The Certificate of Amendment also reduced the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”) (Ref: Note 1).

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 7 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

The Reverse Split has been retroactively impacted to all share and per share data contained herein.

During the three months ended March 31, 2023, the Company received proceeds of $250,000 from an investor in the form of a subscription under our current offering at $9.00 per unit for a total of 27,778 common shares and 6,945 common stock purchase warrants for exercise at $11.25 per share with an exercise term of one (1) year from issue date.

During the year ended December 31, 2022, the Company issued a total of 182,866 shares of common stock as loan bonus’ to Noteholders in conjunction with the terms of certain loan agreements. (Ref: Note 5 – Debt).

On September 30, 2023, and December 31, 2022, the Company had 5,404,331 and 5,376,553 shares of common stock issued and outstanding, respectively.

Stock Purchase Warrants

During the year ended December 31, 2022, the Company issued a total of 2,611,333 stock purchase warrants with respect to certain short term promissory notes payable for a period of one (1) year from grant date with an exercise price of $9.00 per share. The fair value of the warrants was $165,602, which amount was recorded as financing costs. Concurrent with the issuance of the New Notes, a total of 6,945 warrants issued to a company controlled by our CEO in June 2022 were cancelled.

Warrant transactions are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price ($)
Balance, December 31, 2021	271,093	5.25
Warrants issued	26,113	9.00
Warrants cancelled	(3,889)	9.00
Warrants expired	-	-
Balance, December 31, 2022	293,317	$5.53
Warrants issued	6,945	11.25
Warrants cancelled	-	-
Warrants expired	(46,669)	9.00
Balance, September 30, 2023	253,593	$5.21

The following warrants were outstanding as at September 30, 2023:

Number of Warrants	Exercise Price ($)	Expiry Date
103,889	1.92525	October 1, 2023
4,445	7.3125	October 18, 2023
75,556	7.3125	October 19, 2023
13,334	7.3125	October 21, 2023
3,200	7.3125	October 24, 2023
8,889	7.3125	October 26, 2023
8,889	7.3125	October 28, 2023
8,000	7.3125	October 29, 2023
10,667	7.3125	November 01, 2023
7,112	7.3125	November 02, 2023
2,667	7.3125	November 19, 2023
6,945	11.2500	January 24, 2024
253,593

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 7 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Stock Options

The Company granted the following stock options under its 2021 Employee Stock Incentive Plan:

-	On October 1, 2021, 120,002 fully vested incentive stock options were granted to directors, officers and consultants of the Company for exercise at $1.92525 for a term of 4 years from grant

-

On October 26, 2021, 94,368 qualified employee stock options were granted to certain officers, directors and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $9.225 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Vesting Commencement Date (the “Cliff Date”), with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of October 26, 2021.

-

On November 11, 2021, 152,876 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $1.92525 per share for a period of four years from grant and vesting as to 25% on the first anniversary of the Cliff Date with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date of May 2, 2021.

-

On June 13, 2022, 20,007 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $7.725 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement dates between November 2021 and June 2022.

-

On August 1, 2022, 24,446 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd for exercise at $5.8575 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The options shall become fully vested by the fourth anniversary of the vesting commencement date in August 2022.

-	During the year ended December 31, 2022, a total of 231,219 employee stock options were canceled and a further 16,987 forfeit upon termination of service agreements.

-

On January 6, 2023, 91,778 qualified employee stock options were granted to certain officers and employees of the Company’s wholly owned subsidiary, Stratford Ltd, for exercise at $5.98275 per share for a period of five years from grant and vesting as to 25% on the first anniversary of the Cliff Date, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. The Options shall become fully vested by the fourth anniversary of the vesting commencement dates between September 2022 and December 2022.

-	On January 6, 2023, 40,000 fully vested incentive stock options were granted to directors and officers of the Company for exercise at $5.98275 for a term of 5 years from grant

-	During the three months ended March 31, 2023, 26,667 unvested options were forfeit upon termination of an employment agreement (March 31, 2022 – Nil).

-

During the three months ended June 30, 2023, the Company granted 26,667 qualified stock options to an employee and 197,749 unvested options were forfeit upon termination of certain employment agreements and the release of certain Stratford employees due to an insolvency proceeding commenced in June 2023.

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 7 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Stock Options (Cont’d)

Additional information with respect to the stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2022	225,973	$0.03508	2.77	$-
Granted	158,445	6.11	5	-
Exercised	-	-	-	-
Cancelled	-	-
Forfeiture	(224,416)	4.66	-	-
Outstanding at September 30, 2023	160,002	$2.9396	2.57	$-

Options exercisable at September 30, 2023	160,002	$2.9396	2.57	$-

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2021	367,246	$3.801	3.60	$-
Granted	44,453	6.698	-	-
Exercised	-	-	-	-
Cancelled	(91,065)	8.8846	-	-
Forfeiture	-	-	-	-
Outstanding at September 30, 2022	320,634	$4.3057	3.07	$-

Options exercisable at September 30, 2022	167,423	$1.9253	2.81	$-

The following table summarizes information about stock options outstanding and exercisable at September 30, 2023:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$1.92525	120,002	2.01	$1.92525	120,002	$1.92525
$5.98275	40,000	4.27	$5.98275	40,000	$5.98275
	160,002	2.57	$2.9396	160,002	$2.9396

Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 7 – CAPITAL STOCK AND ADDITIONAL PAID-IN CAPITAL (Continued)

Stock Options

The following table summarizes information about stock options outstanding and exercisable at September 30, 2022:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining in Contractual Life in Years	Outstanding Options Weighted Average Exercise Price	Number of Options Exercisable	Exercisable Options Weighted Average Exercise Price
$1.92525	120,002	3.00	$1.92525	120,002	$1.92525
$1.92525	148,629	2.59	$1.92525	47,421	$1.92525
$9.2250	7,550	3.07	$9.2250	-	$-
$77,250	20,007	4.70	$77,250	-	$-
$5.8575	24,446	4.84	$5.8575	-	$-
	320,634	3.07	$2.7588	167,423	$1.92525

Unamortized compensation expense associated with unvested options is $0 and $183,380 as of September 30, 2023 and December 31, 2022, respectively. The weighted average period over which these costs are expected to be recognized is 0 years.

NOTE 8 – COMMITMENTS

Leases

In March 2022, subsidiary Stratford Ltd. leased a car in Israel with a lease term of 36 months expiring in July 2024.

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

As a result of the deconsolidation of subsidiary Stratford Ltd. with an effective date of July 1, 2023, the Company ceased to have any remaining lease commitments.

 Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 8 – COMMITMENTS (Continued)

Leases (Cont’d)

Operating lease expense is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$-	$3,389	$5,933	$10,439

NOTE 9 – RELATED PARTY TRANSACTIONS

Key management compensation

Key management personnel are persons responsible for planning, directing, and controlling the activities of the entity, and include all directors and officers.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Management fees	$18,000	$80,357	$199,696	$336,905

At September 30, 2023, accounts payable and accrued liabilities included $54,000 ($0 – December 31, 2022) of management fees with respect to key management of Metro One, and director compensation.

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

On May 11, 2023, the Company’s subsidiary, Stratford, entered into an employment agreement with Efrat Reinhardt to serve as the Chief Financial Officer of both the Company and Stratford. Concurrently Mr. James Brodie resigned from his position as interim Chief Financial Officer. Pursuant to the Employment agreement Ms. Reinhardt will receive an annual base salary of 480,000 New Israeli Shekels (“NIS”), which as of the date of this filing equates to approximately US$131,380.  In accordance with terms of the employment agreement, Ms. Reinhardt was granted 2,000,000 stock options for exercise for a term of 5 years at $0.08472 per share, vesting as to 25% on the first anniversary of the Cliff Date, or May 11, 2024, with an additional 6.25% of the option vesting at the end of each three (3) month period following the Cliff Date. Ms. Reinhardt is entitled to a monthly car allowance.  As a result of an insolvency proceeding commenced by certain unpaid employees of Stratford in June 2023, Ms. Reinhardt’s employment was discontinued effective July 20, 2023, when a Trustee for Stratford was appointed by the Court (Refer to Note 1). Concurrently, Ms. Reinhardt ceased to serve as the Company’s Chief Financial Officer. Employment of Mr. Ami Bukris, CEO of Stratford, was also discontinued concurrent with the appointment of a Trustee for Stratford.  Mr. James Brodie was concurrently appointed to serve as interim Chief Financial Officer.

 Metro One Telecommunications, Inc.

Notes to Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2023

NOTE 9 – RELATED PARTY TRANSACTIONS (Continued)

Transactions with the Company’s CEO and President, and Companies controlled by him

During the year ended December 31, 2022, companies controlled by our interim CEO provided loans in the amount of $170,000 for ongoing operations in conjunction with certain note payable agreements bearing interest at 10% per annum for a term of 15 months.  The Company accrued interest of $4,340 and $13,019 in the three and nine months ended June 30, 2023 and, the Company accrued interest of $2,170 and $2,170 in the three and nine months ended September 30, 2022.  At September 30, 2023 a total of $13,019 in accrued interest remained due and payable.

A company controlled by the Company’s CEO invoiced commission fees of $76,149 during the year ended December 31, 2022, of which $27,349 remains unpaid at September 30, 2023 and is included in accounts payable and accrued liabilities. (ref: Note 5)

On March 15, 2023, Stratford Ltd. received a short-term (3 month) loan of approximately $69,156 (NIS250,000) from Bank Hapoalim in Israel for ongoing operations.  The loan is secured by a personal guarantee from Elchanan Maoz, our Interim CEO and President. On September 21, 2023, the Company retired a short-term loan.

During the nine months ended September 30, 2023, the Company’s CEO, Elchanan Maoz and corporations controlled by him advanced approximately $193,106 for operational expenses as they came due (ref: Note 6).  Mr. Maoz and corporations controlled by him received repayments totaling $50,336 during the nine months ended September 30, 2023 with respect to reimbursable expenses and reductions to advances payable.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2023 companies controlled by our CEO, Elchanan Maoz advanced $54,700 in form of on demand, unsecured, non-interest bearing advances in order to meet operational shortfalls and was reimbursed $7,302.

The Company has evaluated events for the period from September 30, 2023, through the date of the issuance of these financial statements, September 22, 2023, and determined that there are no additional events requiring disclosure.

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

General Overview

Through July 1, 2023, Metro One Telecommunications, Inc. (together with its subsidiary “Metro One,” the “Company,” “we,” “our” or “us”) enabled retailers to grow their business, using mobile commerce to better engage their customers, both in-store and online with no coding required.

The Company’s operations were focused on changing the way retailers integrate mobile commerce solutions within their business. Our multi-model, plug and play mobile commerce platform enables retailers to launch their own branded mobile application serving as an additional sales channel in a matter of a few hours with no coding required.

Through July 1, 2023, operating subsidiary, Stratford, Ltd, operated the Shelfy.io Mobile App Builder (“Shelfy.io” or “Shelfy”) which merges the functionality of mobile technology, artificial intelligence (“AI”), and machine learning enabling retailers to quickly and easily bring their online business to significantly:

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

In the second half of fiscal 2022 we launched mobile commerce apps representing over 14 months of post feasibility development including reprogramming and industry required modifications to transform our suite of Shelfy enterprise commerce software applications from IOS and Android to flutter applications, among other modifications for initial integration with WooCommerce and Shopify reseller platforms. We believe that the re-developed Shelfy software suite, now a single format mobile commerce offering available to all industry users, and fully customizable by the user, will generate increasing revenues period over period through recurring monthly subscriptions.

Upon acquisition of the Shelfy intellectual property in 2021, we acquired two legacy customer accounts, using the existing Shelfy enterprise commerce software, one of which customer contracts terminated prior to close of fiscal 2022. As of December 31, 2022 the Company had one remaining client for its legacy enterprise software and during the six months ended June 30, 2023 the Company engaged with industry partners to market and sell our mobile commerce app. Through July 1, 2023 we had only onboarded seven new customers for our redeveloped “one-stop-shop” mobile commerce application.

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

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company deconsolidated its subsidiary, Stratford.  Financial results for the three months ended September 30, 2023 reflect only those operations of Metro One.

On June 27, 2023, each of Mr. Jonah Meer and Mr. James A. Brodie resigned as directors of Stratford.

Recent Developments

The Company is currently in the process of reviewing several suitable acquisition targets with revenue generating operations with the intent to complete an acquisition no later than Q1 of fiscal 2024. The Company has no agreements, commitments or understanding either in writing or verbally with respect thereto. There is no assurance that the Company will successfully identify a suitable acquisition target. Even if a suitable acquisition target is identified, there is no assurance that any definitive agreement will be agreed upon and entered into, or that any transaction will be consummated on the terms or timeframe currently contemplated, or at all.

The Company concluded a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) on September 28, 2023 and has filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split.  In addition to the Reverse Split the filed Certificate of Amendment also reduced the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

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

Upon effect of the Reverse Split every 75 pre-split share of common stock outstanding automatically combined into one new share of common stock without any action on the part of the holders and with no change in the par value of $0.0001 per share. No fractional shares were  issued as a result of the Reverse Split. Fractional shares that would have resulted from the Reverse Split have been rounded up to the next whole number. In addition, stockholders who would own less than 100 shares as a result of the Reverse Split have had their total ownership amount rounded up to exactly 100 shares. The impact of the Reverse Split has been retroactively applied to all share and per share information contained in this report.

Results of Operations

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

Revenue

We have generated $0 in revenue during the three months ended September 30, 2023 compared to $18,525 during the three months ended September 30, 2022.  Effective July 1, 2023 the Company deconsolidated the operations of subsidiary Stratford Ltd as a result of a liquidation proceeding commenced against Stratford whereunder a Trustee was appointed effective July 20, 2023 and the Company ceased to have effective control over the operations of Stratford.

Cost of Revenue

Cost of revenue in the current three months ended September 30, 2023 of $0 (2022 - $2,263) primarily consists of software hosting costs related to our recently launched SaaS mobile commerce software.

Operating Expenses

For the three months ended September 30, 2023 and 2022 we had the following operating expenses:

	Three months ended June 30,
	2023	2022

Operating expenses
Cost of revenue	$-	$2,263
Research and development expenses		-
General and administrative	104,442	234,568
Management Fees	18,000	80,357
Sales and Marketing	-	38,867
Total operating expenses	$122,442	$356,055

Total operating expenses for the three months ended September 30, 2023 were $122,442 compared to total operating expenses of $356,055 for the three months ended September 30, 2022. The decrease in operating expenses during the three months ended September 30, 2023 is a direct result of the deconsolidation of the operations of subsidiary Stratford in the current three months.  The Company expended $0 in the current three months ended September 30, 2023 as compared to $38,867 in the three months ended September 30, 2022 on sales and marketing costs as we worked to increase exposure for our software suite during 2022. We expended $18,000 and $80,357 on management fees, respectively in the three months ended September 30, 2023 and 2022, as certain members of the management team were terminated in the current three months as a result of the liquidation proceedings commenced against subsidiary Stratford.   General and administrative costs were $104,442 and $234,568, respectively.

Other Income (Expenses)

Other expenses for the three months ended September 30, 2023 and 2022 totaled $4,220,394 and $719,867, respectively.  Other expense in the three months ended September 30, 2023 consists of interest expense on certain loans payable of $48,981 and a loss of $4,171,413 upon deconsolidation of subsidiary, Stratford as the Company fully impaired its investment. Other expense for the three months ended September 30, 2022 of $719,867 consists of finance costs including interest expense applicable to certain loans payable.

Net Loss

We had a net loss of $4,342,836 during the three months ended September 30, 2023, compared to a net loss of $1,057,397 during the three months ended September 30, 2022.

Nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

Revenue

We have generated $34,680 in revenue during the nine months ended September 30, 2023, compared to $56,668 during the nine months ended September 30, 2022. Effective July 1, 2023, the Company deconsolidated the operations of subsidiary Stratford as a result of a liquidation proceeding commenced against Stratford whereunder a Trustee was appointed effective July 20, 2023 and the Company ceased to have effective control over the operations of Stratford.

Cost of Revenue

Cost of revenue in the current nine months ended September 30, 2023 of $21,895 (2022 - $22,057) primarily consists of salaries paid to employees, certain share-based compensation expenses and software hosting costs related to our  SaaS mobile commerce software.

Operating Expenses

For the nine months ended September 30, 2023 and 2022 we had the following operating expenses:

	Nine months ended September 30,
	2023	2022

Operating expenses
Cost of revenue	$21,895	$22,057
Research and development expenses	529,604	-
General and administrative	1,355,460	1,040,294
Management Fees	199,696	336,905
Sales and Marketing	107,864	120,868
Total operating expenses	$2,214,519	$1,520,124

Total operating expenses for the nine months ended September 30, 2023 were $2,214,519 compared to total operating expenses of $1,520,124 for the nine months ended September 30, 2022. The increase in operating expenses during the nine months ended September 30, 2023 is predominantly the result of an increase of $529,604 in research and development expenses predominantly related to our SaaS software with an estimated useful life of 5 years, which was launched commercially in August 2022, with $0 recorded in the comparative nine months ended September 30, 2022, prior to commercial launch. Prior to commercial launch of the SaaS mobile software offerings applicable research and development expenditures were capitalized.  The Company expended $107,864 in the current nine months ended September 30, 2023 as compared to $120,868 in the nine months ended September 30, 2022 on sales and marketing costs as we moved to increase exposure for our software suite prior to deconsolidation of subsidiary, Stratford effective July 2023. We expended $199,696 and $336,905 on management fees, respectively in the nine months ended September 30, 2023 and 2022, as we reduced the size of our management team in the current nine month period, to allocate more resources to sales and marketing efforts, and subsequently terminated employees of Stratford in July upon appointment of a Trustee for Stratford in Israel.  General and administrative costs were $1,355,460 and $1,040,294, respectively, including amortization and depreciation costs of $580,833 in the current nine month period with only $4,787 in the nine months ended September 30, 2022 as we amortized our SaaS software over its useful life.

Other Income (Expenses)

Other expenses for the nine months ended September 30, 2023 and 2022 totaled $4,320,582 and $786,297, respectively.  Other expense in the nine months ended September 30, 2023 consists of interest expense on certain loans payable of $149,169 and a loss of $4,171,413 upon deconsolidation of subsidiary, Stratford in July 2023, as the Company fully impaired its investment. Other expense for the nine months ended September 30, 2022 totaled $786,297 and consists of finance costs including interest expense applicable to certain loans payable of $901,158 offset by an income tax refund of $114,861.

Net Loss

We had a net loss of $6,500,421 during the nine months ended September 30, 2023, compared to a net loss of $2,249,753 during the nine months ended September 30, 2022.

Statement of Cash Flows

Nine months ended September 30, 2023 and 2022

The following table summarizes our cash flows for the comparative three-month periods presented:

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(766,960)	$(853,586)
Net cash used in investing activities	(4,756)	(1,070,036)
Net cash provided by financing activities	547,331	1,389,000
Foreign exchange (loss)	(7,011)	(162,281)
Decrease in cash	(224,385)	(534,622)
Cash end of period	$367	$431,922

Cash used in operating activities:

Net cash used in operating activities was $766,960 for the nine months ended September 30, 2023 compared to net cash used in operating activities of $853,586 for the nine months ended September 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of the net loss of $6,500,421, offset by non-cash  expenses including a loss on the deconsolidation of subsidiary Stratford of $4,171,413, stock based compensation of $261,109, depreciation and amortization of $580,833 and non-cash lease expenses of $600, as well as changes to operating assets and liabilities, including a decrease to accounts receivable of $4,767, a decrease to prepaid expenses and other assets of $70,114, and an increase to accounts payable of $644,575. Net cash provided by operating activities for the nine months ended September 30, 2022 was primarily the result of the net loss of $2,249,753, offset by non-cash financing fees of $165,602 as a result of the issuance of warrants in relation to certain loan agreements, stock based compensation of $441,071, stock issued as financing costs of $638,965, depreciation and amortization of $4,787 and non-cash lease expenses of $970, and changes to operating assets and liabilities, including an increase to accounts payable of $125,695, an increase to accounts receivable of $14,282, and a decrease to prepaid costs and other assets of $33,359.

Cash used in investing activities:

The Company purchased assets for a cash value of $17,641 and capitalized certain intangible assets of $1,052,395 during the nine months ended September 30, 2022, with no comparable results in the nine months ended September 30, 2023.   During the nine months ended September 30, 2023 the Company recorded $4,756 as cash used as a result of the deconsolidation of subsidiary Stratford in July 2023 as a result of certain liquidation proceedings. Cash used in investing activities in the nine months ended September 30, 2023 was $4,756 as compared to $1,070,036 in the nine months ended September 30, 2022.

Cash provided by financing activities:

Net cash provided by financing activities during the nine months ended September 30, 2023 totaled $547,331 comprised of $250,000 in proceeds from a subscription under our offering on Form S-1, proceeds from a short term bank loan of $68,925, offset by repayment of loan proceeds of $64,700, and certain unsecured interest free advances of $293,376 from a minority shareholder and companies controlled by our CEO.  Net cash provided by financing activities in the nine months ended September 30, 2022 totaled $1,389,000 and includes $570,000 in proceeds from short term loans and $819,000 in proceeds from certain private placements.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $367. We are in the early stage of development having acquired certain intellectual property assets through a bankruptcy proceeding during fiscal year 2021 which were deconsolidated in July 2023 upon commencement of liquidation proceedings by certain unpaid employees. We have experienced net losses to date and have generated modest revenue from operations during the year ended December 31, 2022 and nine months to September 30, 2023, which raises substantial doubt about our ability to continue as a going concern. While we have raised additional proceeds totaling $547,331 during the current nine months ended September 30, 2023, including $250,000 from investors in the form of subscriptions under our current offering on Form S-1, and a further $68,925 (NIS 250,000) as a result of a short term loan from a local Israeli bank for operations of our subsidiary prior to deconsolidation, as well as $293,106 in advances from shareholders and companies controlled by our CEO, these funds are not sufficient to meet ongoing shortfalls in our operating expenses.  As discussed above, during the three months ended September 30, 2023 certain employees have filed a motion with the District Court of Tel Aviv (the “Court”), case no. 59931-06-23 (the “Temporary Trustee Motion”), to commence insolvency proceedings against Stratford. We deconsolidated the operations of our subsidiary in this current quarter as we look to obtain the financing to acquire additional operations. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt instruments we may be subject to certain limitations in our operations, and issuance of such instruments may have rights senior to those of the then existing stockholders.

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

Going Concern

The accompanying condensed, consolidated financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include acquiring an operating business with year over year operating revenues and financing the Company’s operations through issuance of its common stock or debt financing as may be required. The Company is currently seeking further equity financing of up to $10 million US Dollars to meet ongoing capital requirements and has filed a registration statement on Form S-1 for this purpose on February 9, 2022. The registration statement went effective on December 1, 2022. Further the Company entered into certain 15-month Term Promissory Notes and raised a total of $1,939,000 during the year ended December 31, 2022.

During the three months ended March 31, 2023, the Company received its first subscription under its offering for $250,000.  During the nine months ended September 30, 2023, the Company received an additional $293,106 in unsecured, non-interest bearing advances from companies controlled by our CEO and certain third parties.

During the three months ended September 30, 2023 the Company has deconsolidated its operating subsidiary as a result of liquidation proceedings commenced in June 2023, and has fully impaired its investment in the subsidiary.  The Company is currently negotiating the acquisition of an additional operation which is expected to be concluded during the first quarter of fiscal 2024. There are no assurances the Company will succeed in implementing its plans. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations and acquisitions. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Unless otherwise indicated, amounts provided in these notes to the financial statements pertain to continuing operations.

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

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s former wholly owned subsidiary is the Israeli Shekel.

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

As of September 30, 2023, we carried out an evaluation, with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2023.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of our internal control over financial reporting based on the framework in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to material weaknesses in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that material weaknesses existed as of September 30, 2023, as described below:

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

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Concurrent with the appointment of the Trustee on July 20, 2023 (the “Effective Date”), the Company ceased to have effective control over Stratford as a result of the expectation of imminent liquidation proceedings, and therefore on the Effective Date, the Company deconsolidated its subsidiary, Stratford, with an effective date for accounting purposes of July 1, 2023.

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

The Company concluded a reverse stock split of its issued and outstanding shares of common stock at a ratio of 1-for-75 (the “Reverse Split”) on September 28, 2023 and has filed a Certificate of Amendment to the Company’s Certificate of Incorporation in order to effect the Reverse Split.  In addition to the Reverse Split the filed Certificate of Amendment also reduced the number of authorized shares of common stock under the Company’s Certificate of Incorporation from 600 million shares authorized to 35 million shares authorized (the “Share Reduction”).

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

Upon effect of the Reverse Split every 75 pre-split share of common stock outstanding automatically combined into one new share of common stock without any action on the part of the holders and with no change in the par value of $0.0001 per share. No fractional shares were  issued as a result of the Reverse Split. Fractional shares that would have resulted from the Reverse Split have been rounded up to the next whole number. In addition, stockholders who would own less than 100 shares as a result of the Reverse Split have had their total ownership amount rounded up to exactly 100 shares. The impact of the Reverse Split has been retroactively applied to all share and per share information contained in this report.

Subsequent to September 30, 2023 companies controlled by our CEO, Elchanan Maoz advanced $54,700 in form of on demand, unsecured, non-interest bearing advances in order to meet operational shortfalls and was reimbursed $7,302.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

METRO ONE TELECOMMUNICATIONS, INC.

Date: November 20, 2023	By:	/s/ Elchanan (Nani) Maoz
Elchanan Nani Maoz
Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ James Brodie
James Brodie
Principal Financial and Accounting Officer

